Form 10QSB
period 2000-09-30
MNS EAGLE EQUITY GROUP IV INC
filed 2000-10-12
CIK 1096939

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2000             Commission File No. 0-27783


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2000 are as follows:


    Class of Securities                                    Shares Outstanding
-----------------------------                              ------------------
Common Stock, $.001 par value                                    682,500


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                         Report
                                                                         ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2000 (Unaudited) and
              December 31, 1999 ........................................      3

            Statements of Operations (Unaudited):

            For the nine months ended September 30, 2000
              and 1999 and for the period February 28, 1997
             (inception) through September 30, 2000 ....................      4

            For the three months ended September 30, 2000 and 1999 .....      5

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2000
              and 1999 and for the period February 28, 1997
              (inception) through September 30,  2000...................      6

            Notes to Financial Statements (Unaudited) ..................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     11

            Signatures..................................................     11

                         MNS EAGLE EQUITY GROUP IV, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                         Sept. 30,     Dec. 31,
                                                           2000          1999
                                                        ---------     ---------
                                                       (Unaudited)

Total assets                                            $    --       $    --
                                                        =========     =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                     $   1,870     $     529
   Due to officers/stockholders                              --             564
                                                        ---------     ---------
                                                            1,870         1,093
                                                        ---------     ---------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                        --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                          682           682
   Additional paid-in capital                                 368           368
   Deficit accumulated during the development stage        (2,920)       (2,143)
                                                        ---------      --------
        Total stockholders' deficit                        (1,870)       (1,093)
                                                        ---------      --------

                                                        $    --        $    --
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

                                           MNS EAGLE EQUITY GROUP IV, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                               Nine                  Nine             Feb. 28, 1997
                                                           Months Ended          Months Ended       (inception) to
                                                             Sept. 30,             Sept. 30,            Sept. 30,
                                                              2000                  1999                   2000
                                                            ---------             ---------             ---------

Costs and expenses:
   Amortization                                             $    --               $     282             $     445
   General and administrative, related party                      777                   535                 2,475
                                                            ---------             ---------             ---------

Net loss                                                    $    (777)            $    (817)            $  (2,920)
                                                            =========             =========             =========

Loss per common share                                       $   (.001)            $   (.001)
                                                            =========             =========

Weighted average shares outstanding                           682,500               682,500
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




                         MNS EAGLE EQUITY GROUP IV, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                   Three           Three
                                                Months Ended    Months Ended
                                                  Sept. 30,       Sept. 30,
                                                    2000            1999
                                                ------------    ------------

Costs and expenses
   Amortization                                   $    --         $    --
   General and administrative, related party             160            335
                                                  ----------      ---------

Net loss                                          $     (160)     $    (335)
                                                  ==========      =========

Loss per common share                             $    (.000)     $   (.001)
                                                  ==========      =========

Weighted average shares outstanding                  682,500        682,500
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





                                          MNS EAGLE EQUITY GROUP IV, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Nine            Nine       Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 Sept. 30,       Sept. 30,        Sept. 30,
                                                                   2000            1999            2000
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $  (777)       $  (817)         $(2,920)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --              282              445
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable                     1,341            359            1,870
       Increase (decrease) in amounts due
         to officers/stockholders                                   (564)           --              --
                                                                 -------        -------          -------
       Net cash used in operating activities                        --             (176)            (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             (176)            --
Cash at beginning of year                                           --              176             --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     THIRD QUARTER 2000 - During the third fiscal quarter ended September 30, 2000, MNS incurred a net loss of $160. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 1999 - During the third fiscal quarter ended September 30, 1999, MNS incurred a net loss of $355. Expenses in the quarter related primarily to accounting costs. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $2,920.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     MNS's current management and its counsel have informally agreed to continue rendering services to MNS and to not demand payment of sums owed unless and until MNS completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of MNS's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to MNS without charge.

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


DATED:  October 9, 2000

                                        MNS EAGLE EQUITY GROUP IV, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer