Form 10QSB
period 2001-03-31
MNS EAGLE EQUITY GROUP IV INC
filed 2001-04-17
CIK 1096939

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2001                 Commission File No. 0-27783


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001 are as follows:


    Class of Securities                                    Shares Outstanding
-----------------------------                              ------------------
Common Stock, $.001 par value                                    682,500


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                         Report
                                                                         ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2001 (Unaudited) and December 31, 2000 .....      3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2001
              and 2000 and for the period February 28, 1997
             (inception) through March 31, 2001 ........................      4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2001
              and 2000 and for the period February 28, 1997
              (inception) through  March 31, 2001 ......................      5

            Notes to Financial Statements (Unaudited) ..................      6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     10

            Signatures..................................................     10

                         MNS EAGLE EQUITY GROUP IV, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                        March 31,   December 31,
                                                           2001         2000
                                                        ---------   -----------
                                                       (Unaudited)

Total assets                                            $    --       $    --
                                                        =========     =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                     $     646     $    --
   Due to a related party                                   2,030         2,030
                                                        ---------     ---------
                                                            2,676         2,030
                                                        ---------     ---------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                        --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                          682           682
   Additional paid-in capital                                 368           368
   Deficit accumulated during the development stage        (3,726)       (3,080)
                                                        ---------      --------
        Total stockholders' deficit                        (2,676)       (2,030)
                                                        ---------      --------

                                                        $    --        $    --
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

                                           MNS EAGLE EQUITY GROUP IV, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                              Three                 Three            Feb. 28, 1997
                                                           Months Ended          Months Ended       (inception) to
                                                            March 31,              March 31,            March 31,
                                                              2001                  2000                  2001
                                                            ---------             ---------             ---------

Costs and expenses:
   Amortization                                             $    --               $    --               $     445
   General and administrative                                     646                   477                 3,281
                                                            ---------             ---------             ---------

Net loss                                                    $    (646)            $    (477)            $  (3,726)
                                                            =========             =========             =========

Loss per common share                                       $   (.001)            $   (.001)
                                                            =========             =========

Weighted average shares outstanding                           682,500               682,500
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




                                          MNS EAGLE EQUITY GROUP IV, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Three           Three      Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 March 31,       March 31,       March 31,
                                                                   2001            2000            2001
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $  (646)       $  (477)         $(3,726)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --             --                445
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable                       646           --                646
       Increase (decrease) in amounts due
         to a related party                                         --              477            2,030
                                                                 -------        -------          -------
       Net cash used in operating activities                        --             --               (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     FIRST QUARTER 2001 - During the first fiscal quarter ended March 31, 2001, MNS incurred a net loss of $646. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2000 - During the first fiscal quarter ended March 31, 2000, MNS incurred a net loss of $477. Expenses in the quarter related primarily to miscellaneous filing fees. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $3,726.

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

Item 6.      Exhibits and Reports on Form 8-K.

             (a)      EXHIBITS.  None

             (b)      REPORTS ON FORM 8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  April 9, 2001

                                        MNS EAGLE EQUITY GROUP IV, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer