Form 10QSB
period 2001-09-30
MNS EAGLE EQUITY GROUP IV INC
filed 2001-10-26
CIK 1096939

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2001             Commission File No. 0-27783


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2001 are as follows:


    Class of Securities                                    Shares Outstanding
-----------------------------                              ------------------
Common Stock, $.001 par value                                    682,500


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                         Report
                                                                         ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2001 (Unaudited) and December 31, 2000 .      3

            Statements of Operations (Unaudited):

            For the nine months ended September 30, 2001
              and 2000 and for the period February 28, 1997
             (inception) through September 30, 2001 ....................      4

            For the three months ended September 30, 2001 and 2000 .....      5

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2001
              and 2000 and for the period February 28, 1997
              (inception) through September 30, 2001....................      6

            Notes to Financial Statements (Unaudited) ..................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     11

            Signatures..................................................     11

                         MNS EAGLE EQUITY GROUP IV, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                        Sept. 30,   December 31,
                                                           2001         2000
                                                        ---------   -----------
                                                       (Unaudited)

Total assets                                            $    --       $    --
                                                        =========     =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Due to a related party                               $   2,951     $   2,030
   Due to officers/stockholders                              --             --
                                                        ---------     ---------
                                                            2,951         2,030
                                                        ---------     ---------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                        --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                          682           682
   Additional paid-in capital                                 368           368
   Deficit accumulated during the development stage        (4,001)       (3,080)
                                                        ---------     ---------
        Total stockholders' deficit                        (2,951)       (2,030)
                                                        ---------     ---------

                                                        $    --       $     --
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

                                           MNS EAGLE EQUITY GROUP IV, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                              Nine                  Nine             Feb. 28, 1997
                                                           Months Ended          Months Ended        (inception) to
                                                            Sept. 30,             Sept. 30,             Sept. 30,
                                                              2001                  2000                   2001
                                                            ---------             ---------             ---------

Costs and expenses:
   Amortization                                             $    --               $    --               $     445
   General and administrative                                     921                   777                 3,556
                                                            ---------             ---------             ---------

Net loss                                                    $    (921)            $    (777)            $  (4,001)
                                                            =========             =========             =========

Loss per common share                                       $   (.001)            $   (.001)
                                                            =========             =========

Weighted average shares outstanding                           682,500               682,500
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




                         MNS EAGLE EQUITY GROUP IV, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                   Three           Three
                                                Months Ended    Months Ended
                                                  Sept. 30,       Sept. 30,
                                                    2001            2000
                                                ------------    ------------

Costs and expenses
   Amortization                                   $    --         $    --
   General and administrative                            140            160
                                                  ----------      ---------

Net loss                                          $     (140)     $    (160)
                                                  ==========      =========

Loss per common share                             $    (.000)     $   (.000)
                                                  ==========      =========

Weighted average shares outstanding                  682,500        682,500
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





                                          MNS EAGLE EQUITY GROUP IV, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Nine           Nine        Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 Sept. 30,      Sept. 30,        Sept. 30,
                                                                   2001           2000             2001
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $  (921)       $  (777)         $(4,001)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --             --                445
      Changes in assets and liabilities:
       Increase (decrease) in accounts due
         to a related party                                          921          1,341             2,951
       Increase (decrease) in amounts due
         to officers/stockholders                                   --             (564)             --
                                                                 -------        -------          -------
       Net cash used in operating activities                        --             --               (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     THIRD QUARTER 2001 - During the third fiscal quarter ended September 30, 2001, MNS incurred a net loss of $140. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2000 - During the third fiscal quarter ended September 30, 2000, MNS incurred a net loss of $160. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $4,001.

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


DATED:  October 12, 2001

                                        MNS EAGLE EQUITY GROUP IV, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer