Form 10KSB
period 2002-12-31
NATHANIEL ENERGY
filed 2003-04-15
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-27783

                          NATHANIEL ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                      84-1572525
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

4871 Mesa Drive, Castle Rock, Colorado                     80104
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (303) 688-9805

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Nathaniel Energy's revenues for its most recent fiscal year (2002): $175,662

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2002 was $10,549,845.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (April 9, 2003) is 38,262,664 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                          FORWARD LOOKING STATEMENTS

     Assumptions about future events used as a basis for certain statements in this report about those expected events may differ from actual future events, causing the statements in this report about those expected events to be inaccurate and the results of future operations to be different from and perhaps worse than suggested in this report. Nathaniel Energy makes statements in this report about its possible future based upon its current expectations. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act and are subject to the safe harbors created by those sections. Nathaniel Energy's actual future may be materially different from its expectations described in this report. Some of the words Nathaniel Energy uses to describe its expected future are "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions, but other words may be used. Also, any information described as forecasts, projections or future events or circumstances and statements made with future-tense verbs are forward-looking statements. Readers should realize that many of the possible future events described in this report are beyond Nathaniel Energy's control. Nathaniel Energy does not intend to publicly publish any revisions to reflect events or circumstances occurring after the date of this report which differ from the expectations reflected in this report.

PART I

Item 1. Description of Business.

Corporate History

     On December 31, 2002, MNS Eagle Equity Group IV, Inc. (MNS) and its shareholders entered into a Stock Exchange Agreement with Nathaniel Energy Corporation pursuant to which Nathaniel Energy acquired all of MNS's outstanding common stock for $20,750.00 in cash and 50,000 shares of Nathaniel Energy's common stock. MNS, a reporting company under Section 12g of the Securities Exchange Act of 1934, became a wholly owned subsidiary of Nathaniel Energy. The purpose of this transaction was for Nathaniel Energy to succeed to the registration status of MNS under the Exchange Act in reliance upon Rule 12g-3. Nathaniel Energy is the parent of MNS which is not engaged in any business. Nathaniel Energy's directors and officers became the directors and officers of MNS.

     Nathaniel Energy Corporation (Ajax) was incorporated in Delaware in 1996 with the name of Ajax Reinsurance Limited. Nathaniel, Ltd. was incorporated in Colorado 1992. Nathaniel, Ltd. started its scrap tire recycling business in 1997. In 1998, Nathaniel, Ltd. merged with G-VII Energy Corp. (G-VII) which had been incorporated in Delaware in 1987. In July, 1998, G-VII changed its name to "Nathaniel Energy Corporation". In December 1998, "Nathaniel Energy Corporation" merged into Ajax. In 1999, Ajax changed its name to Nathaniel Energy Corporation. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc., (MCNIC) a Michigan corporation, which owns 18.55% of Keyes Helium Company, LLC. On April 3, 2003, Nathaniel's newly incorporated, wholly owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, acquired the remaining 81.45 percent of Keyes Helium Company, LLC. Nathaniel plans to merge MCNIC into Nathaniel Energy Oklahoma Holdings Corporation. In connection with financing for these acquisitions, Nathaniel Energy will transfer forty-nine percent of Nathaniel Energy Oklahoma Holdings Corporation's common stock to a non-management stockholder who owns 18.5 percent of Nathaniel's Energy's common stock.

General

     During 2002, Nathaniel Energy's operations were limited to a tire processing and reclamation facility which sells its output of shredded rubber and steel wire to others primarily for use as fuel and recycling into steel products. Nathaniel Energy's short term objective is to utilize this and planned additional tire shredding facilities as a fuel supply for its planned Thermal Combustor operations. Nathaniel Energy's planned Thermal Combustor operations will enable it to expand its business into the sale of byproducts, including electric power, and the sale of agricultural produce from greenhouses. Nathaniel Energy has one wholly owned and one majority owned subsidiary. MNS is wholly owned by Nathaniel Energy and is not engaged in any business. MCNIC is fifty-one percent owned by Nathaniel Energy and has an 18.55 percent interest in Keyes Helium Company, LLC, a helium production company located in Keyes, Oklahoma. If the opportunity were to present itself, Nathaniel Energy would like MCNIC to acquire ownership of the entire facility. Subsequent to year-end, on April 3, 2003, Nathaniel Energy acquired through a newly organized, wholly owned subsidiary the joint venture in which MCNIC participates, together with other assets, with the intent to merge MCNIC into that subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy is obligated to cause Nathaniel Energy Oklahoma Holdings Corporation to issue forty-nine percent of its stock to Nathaniel's stockholder, Richard Strain, as part of the financing transaction for the acquisitions, which Mr. Strain provided. Nathaniel Energy will retain a fifty-one percent interest in the subsidiary. The acquisition puts Nathaniel Energy in the business of helium production and natural gas collection and sales.

Description of Thermal Combustor Technology

     The Thermal Combustor uses waste, such as scrap tires (tire-derived fuel -
TDF), fuel derived from municipal and industrial waste streams (refuse-derived fuel - RDF), wood waste and agricultural waste. Fuel for the Thermal Combustor is placed on a moving grate in a chamber where it is subjected to high temperature and gasified. The resulting gas is withdrawn into a separate chamber where it is combusted at temperatures ranging from three to four thousand degrees Fahrenheit. The byproducts from combustion are heat, elemental carbon, carbon dioxide, low levels of carbon monoxide, sulfur dioxide, and nitrogen. The process also generates two forms of ash, one being the unburnable solids remaining in the fuel, such as metals (including small amounts of heavy metals), rock and sand. The other is fly ash, small particles commonly known as particulate, which is captured in filters and dissolved in water to produce primarily sulfuric acid.

     As a result of the pre-combustion gasification and high temperatures achieved in the Thermal Combustor, carbon monoxide is the only unusable pollutant - it is emitted in very small quantities that are well below current and possible future EPA environmental standards. The Thermal Combustor's high temperature destroy 99.9% of hazardous air pollutants emitted from RDF and TIRE DERIVED FUEL, including PCBs, dioxins, and furans. Gaseous pollutants are captured by scrubbers or catalytic converters.

     The Thermal Combustor's minimal generation of air pollutants reduces the size and cost of external air pollution control equipment mandated by regulatory agencies.

     The Thermal Combustor is simple in design and operation. It has only two moving parts exposed to the high temperatures of the combustion process, two fire belts. All other moving parts are located outside the gasification chamber and the combustion chamber and are easily accessible for service. This simple maintenance and design results in a Thermal Combustor life expectancy in excess of thirty years and requires only four hours of scheduled downtime every three months for maintenance. Nathaniel Energy believes it will take approximately one week to rebuild a Thermal Combustor, which should be performed once every ten years.

     In addition to the relatively straightforward construction of the patented gasification and combustion chambers, Nathaniel Energy's Intelligent Process Control System features modern computer process technology. The Intelligent Process Control System monitors and controls all aspects of fuel and air volume to maintain optimal combustion. This system allows for virtually unattended operation. The Intelligent Process Control System features self-diagnostic and corrective action functions prompting the operator to take action if a problem occurs which is beyond the ability of the computer system to correct. The Predictive Failure Analysis function pinpoints potential weak spots that can be dealt with as a preventative maintenance item before a more costly failure occurs.

     While the Thermal Combustor is adaptable to any combustible material, a 1996 study and test found TIRE DERIVED FUEL generates the highest number of BTUs per pound of any refuse-derived fuel. The abundance of discarded tires in the United States and resulting environmental hazard they represent provided the opportunity to position Nathaniel Energy to expand into the collection and shredding of scrap tires, which could then be used as fuel for the Thermal Combustor.

Recent Environmental Testing

     On May 2, 2000 the Irish equivalent of the U.S. Environmental Protection Agency, Bord na Noma conducted a comprehensive environmental test on a Thermal Combustor temporarily installed at a facility County Louth, Ireland. During this testing the Thermal Combustor was fueled with Refused Derived Fuel. Testing was conducted for more than fifty different chemical pollutants, including dioxins and PCBs, many of which are extremely hazardous. The report concludes with the statement that the Thermal Combustor meets and exceeds all European standards. Management believes it is significant that the tests show extremely toxic substances in emissions, including dioxins, furans, chlorophenols, chlorobenzenes, and polyaromatic hydrocarbons are significantly below the European limits, less than 10% of standard in all cases, with many compounds completely absent. Management believes it is also important to note that currently the European Community (EC) has the strictest limits on air pollutants of any country in the world, including the United States.

Marketable Byproducts

     Most byproducts of the Thermal Combustor are marketable.

     These primary byproducts include:

     X Heat - which can be used for heating purposes, such as heating greenhouses in colder climates, or for steam generation.
     X Electricity - produced by the addition of steam turbines and generators, for use in a companion project, such as a greenhouse facility or for sale to the local utility.

     Secondary byproducts are:

     X Carbon black - which can be sold for tire manufacturing, water filtration, and the cosmetics industries.
     X Carbon dioxide - which can be sold to greenhouse operators for use in growth enhancement or for other industrial processes involving carbonation.
     X    Sulfur dioxide - which can be sold in the form of sulfuric acid.
     X    Nitrogen - which can be sold for use in natural gas pipelines.
     X "Bottom ash" - which, after separation of metals, can be sold as a component of road base construction.

     Nathaniel Energy believes the marketable byproducts produced by the Thermal Combustor are ideally suitable for use in proximity with a variety of industrial and agricultural operations, such as gas pipelines, the greenhouses, especially in colder climates where both the heat and carbon dioxide are used, and any operation desiring co-generation of electricity.

Background on Deployment of the Thermal Combustor

     Early generations of the Thermal Combustor were sold between 1980 and 1995 by a previous company in which Stanley Abrams was a stockholder, director and officer. That company terminated its sales of Thermal Combustors when it was unable to obtain sufficient funding to pursue this line of business. That company is unrelated to Nathaniel Energy, except for the involvement of Mr. Abrams in both. That company sold Thermal Combustors for twenty-three locations in which the use was intended for waste disposal and the production of heat and electricity in connection with the purchasers' core businesses. Nathaniel Energy has been unable to determine that any of these early generation Thermal Combustors are still operating, except one sold to the Atlanta Journal-Constitution newspaper. Nathaniel Energy believes that discontinuance of the Thermal Combustors by the purchasers was a result of the purchasers encountering difficulty with their core businesses, in at least a few cases leading to termination of all operations, rather than any problems encountered with their Thermal Combustor.

Business Model

     Under Nathaniel Energy's current business strategy, Nathaniel Energy intends to limit placement of Thermal Combustors to joint ventures in which Nathaniel Energy is a participant. The level of Nathaniel Energy's joint ownership will vary with each joint venture. Nathaniel Energy is focused on forming joint ventures with partners who possess both the financial capability and governmental resources to execute a successful operation. These joint ventures are expected to have a typical life in excess of thirty years. Nathaniel Energy does not intend to pursue expansion of its scrap tire reclamation business, other than in connection with and as a fuel source for Thermal Combustor installations in which it has an ongoing financial interest. The sale or utilization of the byproducts from Thermal Combustor operations are expected to enhance return on Nathaniel Energy's investment. There is no assurance Nathaniel Energy will not decide to sell Thermal Combustors from time to time, depending upon the circumstances, instead of pursuing the joint-venture model.

Proposed Expansion of Business

     Nathaniel Energy's board has approved an agreement for a joint venture with Renewable Development LLC ("RDL"). RDL has an agreement with Nye County, Nevada, one element of which involves the use of Nathaniel Energy's Thermal Combustor to provide electricity from waste streams for 3,800 acres of real property planned for development by parties unrelated to Nathaniel Energy in and around the Tonopah Aeronautics and Technology Park. Under the agreement, Nye County will provide property and water to Nathaniel Energy as an incentive to install and develop a 25-megawatt electrical plant and a 200-acre agricultural facility. Nathaniel Energy plans to develop a scrap tire reclamation operation at the site to process in excess of thirty million tires per year as TIRE DERIVED FUEL for the project.

     Nathaniel Energy is proposing to place a Thermal Combustor operation adjacent to the helium plant in Keyes, Oklahoma, in which Nathaniel Energy has a majority interest. Nathaniel Energy is negotiating to acquire a 191-acre site with buildings adjacent to the helium plant and a natural gas collection facility. Nathaniel Energy plans to install a scrap tire shredding operation at this location and may undertake agricultural operations.

     In addition to Nathaniel Energy's traditional emphasis on domestic markets, Nathaniel Energy will continue efforts to grow Nathaniel Energy's business internationally by attempting to develop new markets and expanding Nathaniel Energy's market share. Preliminary approvals for the Thermal Combustor have been issued in Italy, with a project waiting on funding which will involve either a joint venture or the sale of Thermal Combustors. Nathaniel Energy has appointed non-exclusive, limited purpose distributors in Japan and South Korea. These appointments may result in joint ventures or in sales. Nathaniel Energy entered into a joint venture for Ireland to which it provided a Thermal Combustor for demonstration purposes. The Irish partner alleged breach of contract by Nathaniel Energy and has refused to return or divulge the whereabouts of the demonstration unit. Nathaniel Energy has been advised by counsel that the agreement may be void or voidable as a result of fundamental, material misrepresentations made by the Irish partner. Nathaniel Energy is pursuing recovery of the thermal combustor. See Note 8 to the financial statements for a further explanation of the Irish joint venture.

Tire Reclamation Operation

     Nathaniel Energy's only operation in 2002 was a tire reclamation facility in Hutchins, Texas. Under Texas State regulations Nathaniel Energy is licensed as a tire processor and tire storage facility. Nathaniel Energy is paid a tipping fee for accepting scrap tires. Nathaniel Energy plans to use tire recyclers in the Dallas, Texas area, to generate up to 100,000 tires per week. Nathaniel Energy plans to operate this facility in two shifts, six days a week. It has the capacity to shred 3,000 tires per hour. Nathaniel Energy sells the output of its tire reclamation operation to two major users. One is a large cement company located in Texas, which uses the TIRE DERIVED FUEL for firing its kilns, thereby displacing equal amounts of coal. A national broker has agreements with Nathaniel Energy to purchase TIRE DERIVED FUEL for several paper mill plants located in other states. Until Nathaniel Energy places a Thermal Combustor in operation, which can use TIRE DERIVED FUEL, generated by its facility, Nathaniel Energy's income potential from this operation will be limited to tipping fees from collection of scrap tires and selling TIRE DERIVED FUEL to others.

Proposed Acquisition

     Nathaniel Energy's board of directors has approved in principal the purchase of the assets of Ripetouch Greenhouses, Inc. located in Castle Rock, Colorado. The price not been determined, nor have Ripetouch and its stockholders approved the transaction. The assets consist of intellectual property, and forty acres of agricultural ground with an estimated value of $60,000, which Nathaniel Energy would sell. Nathaniel Energy has been working with Ripetouch for a period of years to develop know how in the use of energy derived from the Thermal Combustor using TIRE DERIVED FUEL for greenhouse agriculture. This acquisition, if completed, will give Nathaniel Energy ownership of the know how developed by Ripetouch. The price Nathaniel Energy is willing to pay for Ripetouch would be offset by advances Nathaniel Energy has made to Ripetouch and would involve Nathaniel Energy's assumption of bridge funding used by Ripetouch. Ripetouch has assigned to Nathaniel Energy in partial payment of advances Ripetouch's inventory of rubber bricks and tire shreds with a value Nathaniel Energy estimates at $125,000, which Nathaniel Energy intends to sell. See Item 12, Certain Relationships and Related Transactions.

Intellectual Property

     Nathaniel Energy owns two U.S. patents, one U.S. application for a patent which is scheduled to issue in January 2003 and a European patent application covering the Thermal Combustor technology. Nathaniel Energy's ownership of the technology is by assignment from Stanley Abrams, Nathaniel Energy's Chief

Executive Officer. These patents are and patent applications are for utility patents directed to devices and methods of uses. The two U.S. patents expire September 6, 2011 and December 4, 2012, respectively, while the patent expected to issue in 2003 will have a life of seventeen years from the date of issue. Concurrent with and in consideration for the assignment of the technology in July 1998, Nathaniel Energy entered into a companion agreement with Messrs. Stanley and Brett Abrams which requires a reassignment of the Thermal Combustor technology to them in the event either one or neither of them is not fully employed by Nathaniel Energy as an officer, Stanley as president and chief executive officer, Brett as a vice president and chief operating officer and both as directors. Furthermore, this companion agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes financially bankrupt. Nathaniel Energy and Messrs. Abrams intend to examine the desirability of replacing and may replace the assignment of ownership in the technology to Nathaniel Energy with the grant by Messrs. Abrams of a perpetual, non-expiring, royalty free license to Nathaniel Energy subject to automatic termination upon the occurrence of any one of the events that would now require Nathaniel at the present time to reassign the technology to Messrs. Abrams. Counsel has suggested to Messrs. Abrams and Nathaniel Energy that a license may be a more desirable and effective means of achieving the results intended by all parties than is achieved by the existing assignment and companion agreement, particularly in the event of business cessation or bankruptcy.

Government Approval / Environmental Laws and Regulation

     Operation of a Thermal Combustor and a tire reclamation facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating Nathaniel Energy's environmental compliance are the U.S. Environmental Protection Agency, and comparable regulatory agencies and departments in the states where Nathaniel Energy establishes operations. Nathaniel Energy is subject to the air quality programs contained in 40 CFR,
Part 60. Nathaniel Energy's tire reclamation operations in Texas are subject to regulation by the Texas Natural Resource Conservation Commission.

     Before Nathaniel Energy can begin any Thermal Combustor or scrap tire reclamation operations at any location, Nathaniel Energy will be required to obtain air emission permits. Nathaniel Energy will also need to obtain the appropriate construction and other permits.

     Failure to comply with the laws promulgated by these authorities may result in monetary sanctions, liability for environmental clean up, and other remedies. To maintain Nathaniel Energy's compliance, Nathaniel Energy may make occasional changes in Nathaniel Energy's waste generation and disposal procedures, Thermal Combustor operation or other operations. Nathaniel Energy believes these laws and regulations will not have a material adverse effect on Nathaniel Energy's capital expenditures or competitive position. Nathaniel Energy believes that Nathaniel Energy's technologies comply in all material respects with the various federal, state, and local regulations that apply to Nathaniel Energy's current and proposed operations.

Research and Development

     Nathaniel Energy did not spend any funds on research and development during the last two fiscal years due to the lack of financing, other than employment of one full time engineer at an annual salary of $60,000 who devotes approximately seventy-five percent of his time to improving the Thermal Combustor technology.

Nathaniel Energy has budgeted $45,000 for research and development in the current year, subject to available funding. Nathaniel Energy intends to continue its efforts in this area and to increase internal product development to ensure Nathaniel Energy's customers with the best product opportunities. Nathaniel Energy's research and development efforts will also focus on improving the efficiency of the Thermal Combustor.

Market Opportunity

     According to the Scrap Tire Management Council, there are up to three billion scrap tires in stockpiles in the United States. The Scrap Tire Management Council estimates that in 1997 alone, 270 million tires were scrapped. Of these 270 million tires, about 201.5 million were recycled, 38.5 million were stockpiled, and 30 million were shredded and buried in landfills or used as landfill covers.

     The use of scrap tires for fuel increases every year and is currently the largest single use of scrap tires. Tire-to-energy technology preserves natural resources by utilizing the stored energy in petroleum-based tires. Tires have a heating value of 12,000 to 15,000 Btu per pound (6,668 to 8,335 kilo calories per kilogram). Each twenty pound (nine kilogram) car tire is equivalent to about twenty-five pounds (11.4 kilograms) of bituminous coal. Tires contain less ash than most types of coal and less sulfur than bituminous coals. Tires are shredded into chunks as TIRE DERIVED FUEL. In 1997, cement kilns, pulp and paper mills, electric utilities, waste-to-energy plants, and industrial boilers burned approximately 140 million tires. New regulations are expected to reduce the scrap tires used to fuel cement kilns. Although some of these facilities use whole tires and/or TIRE DERIVED FUEL as the only fuel, most mix or "co-fire" the tires/TIRE DERIVED FUEL with other fuels, such as coal. The TIRE DERIVED FUEL makes up about 10% of the total fuel mix.

     Nathaniel Energy's Thermal Combustor technology provides a viable method of utilizing scrap tires to keep them out of landfill and reduce accumulations in stockpile while generating energy and other marketable byproducts in an environmentally friendly manner.

Competition

     The expanding alternative fuel industry is a rapidly changing field of technology. Nathaniel Energy recognizes that to be competitive it must continue to pursue courses of action designed to further expand the application and utilization of the Thermal Combustor. Nathaniel Energy's management believes that the compactness, flexibility of multi-fuel capability and comparably lower cost of manufacture and installation of the Thermal Combustor will enable Nathaniel Energy to capture a share of the waste-to-energy market.

     Nathaniel Energy is not aware of any companies marketing equipment for the 50-1,000 horsepower market or who is offering joint ventures for its equipment. Nathaniel Energy's competition, however, may have financial and marketing resources far greater than those available to Nathaniel Energy and may have greater application for large waste streams, such as municipal waste from large cities.

Helium Production Operation

     On April 3, 2003, Nathaniel Energy consolidated its ownership of a helium production facility in Keyes, Oklahoma. This facility produces 169,000 mcf annually, 8,000 mcf of natural gas daily and 5,000 gallons of natural gas liquids daily. Nathaniel Energy also acquired a 130-mile pipeline that collects natural gas for the plant from over fifty gas wells. The acquisition included a take-and-pay contract with Air Products and Chemicals, Inc. for the helium production and an operating agreement for the sale of blended natural gas to Colorado Interstate Gas. The liquid petroleum is sold to various parties.

Personnel

     Nathaniel Energy has fifteen full time employees. Five of Nathaniel Energy's employees are located in Colorado, one in Florida and twelve in Texas. There are an additional nine employees located in Keyes, OK. Nathaniel Energy believes that it will need to employ approximately eleven full time employees, six additional at the executive level, and an additional ten to twelve at each facility to carry out its business plan.

Item 2. Description of Property.

     Nathaniel Energy owns a twenty-seven acre property in Hutchins, Texas and a 10,000 square foot building located on the property where Nathaniel Energy operates the tire division. The building is approximately thirteen years old and has been maintained in good condition. Nathaniel Energy believes it is suitable for its existing scrap tire reclamation operations at that location.

     Nathaniel Energy's employees in Colorado operate in their respective home offices in the Denver, Colorado area, at no cost to Nathaniel Energy.

     Subsequent to year-end, on April 3, 2003, Nathaniel Energy acquired a helium production plant located on 14.9 acres in Keyes, Oklahoma. The facility includes a gas processing and liquid chilling plant. Nathaniel Energy also acquired a 130-mile pipeline for the collection of natural gas, which is processed at the plant for the extraction of helium.

Item 3. Legal Proceedings.

     Nathaniel Energy may be involved from time to time in litigation in the normal course of its business.

     Nathaniel Energy is a defendant in ABM Fabrication and Machining, LLC Vs. Nathaniel Energy Corporation, Case No. 2002 CV 0094, District Court, County of Douglas, Colorado. The plaintiff alleges damages of approximately $41,000 for unpaid labor and materials invoices. Nathaniel Energy is defending on the basis that the plaintiff's claims are partially paid and the balance claimed is unreasonable.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of or approval by stockholders during the period covered by the requirements of this time.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Nathaniel Energy's common stock is presently quoted in the "Pink Sheets" under the symbol NECX. The following table sets forth, for the fiscal quarters indicated, the high and low bid quotations for Nathaniel Energy's common stock as reported in the "Pink Sheets". The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

                                                        High         Low
                                                        ----         ---
Fiscal Year Ended December 31, 2001:
   First Quarter                                        $1.02       $0.34
   Second Quarter                                       $0.60       $0.20
   Third Quarter                                        $0.70       $0.09
   Fourth Quarter                                       $1.01       $0.05
Fiscal Year Ended December 31, 2002:
   First Quarter                                        $0.95       $0.07
   Second Quarter                                       $1.50       $0.35
   Third Quarter                                        $2.00       $0.81
   Fourth Quarter                                       $3.00       $1.25
Fiscal Year Ended December 31, 2003:
 First Quarter                                          $1.40       $1.40

     As of March 31, 2003, Nathaniel Energy had approximately 1015 shareholders of record.

     Dividends. Nathaniel Energy has never declared or paid any dividends on Nathaniel Energy's common stock. Nathaniel Energy currently intends to retain any earnings for use in Nathaniel Energy's business and therefore does not anticipate paying any dividends in the near future. Dividends on the common stock can be paid lawfully only out of current and retained earnings and surplus of Nathaniel Energy, when, as and if declared by the Board of Directors. Nathaniel Energy has not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon Nathaniel Energy's earnings, its capital requirements and its financial condition, as well as other factors, which the board of directors deems relevant.

Description of Securities.

     Common Stock. Nathaniel Energy is authorized to issue 75,000,000 shares of common stock, $.001 par value per share, and 2,000,000 shares of preferred stock, $.001 par value per share. An aggregate of 38,262,664 shares of common stock have been issued and were outstanding on January 8, 2003. Nathaniel Energy has not issued any preferred stock. In addition, Nathaniel Energy has issued common stock purchase options and warrants covering 705,883 shares as well as approved the conversion of accrued and unpaid compensation to executive officers into a number of shares that will be determined by fair market value at the time each officer elects to accept the stock in lieu of cash compensation. Holders of the common stock (i) have equal and ratable rights with all holders of issued and outstanding common stock to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of Nathaniel Energy; (ii) are entitled to share ratably with holders of issued and outstanding common stock in all of the assets of Nathaniel Energy available for distribution to holders of common stock, upon liquidation, dissolution or winding up of the affairs of Nathaniel Energy; (iii) do not have preemptive, subscription or conversion rights; (iv) have no redemption or sinking fund provisions applicable thereto; (v) have one vote on election of each director to be elected by their respective class and on other matters submitted to a vote of stockholders; and (vi) do not have cumulative voting rights. All shares of common stock outstanding are duly authorized, legally issued, fully paid and non-assessable.

     Preferred Stock. Nathaniel Energy is authorized to issue two million shares of preferred stock. Nathaniel Energy has not issued any preferred stock. The board of directors will need to establish the terms, relative rights and preferences of every issue of preferred stock by amendment to Nathaniel Energy's articles of incorporation, which will not require stockholder approval.

     Transfer Agent. Nathaniel Energy's transfer agent is Computer Share Trust Company, Inc. located at 350 Indiana Street, Suite 800, Golden, Colorado 80401.

     Unregistered sales of securities during the past three years.

                              [INFORMATION NEEDED]

Item 6. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Results of Operations

Year ended December 31, 2002 and 2001

     For the year ended December 31, 2002 revenue decreased from $417,152 in 2001, to $249,862, a decrease of $167,290 or 40.1 percent. This decrease in revenue is primarily due to Nathaniel Energy's suspension of new tire receipts in the Dallas facility during the months of April through December 2002. This suspension was a result of making design changes required by Texas for the re-issuance of permits to operate the facility. The decrease was partially offset by increased sales of tire shreds from existing inventory.

     Cost of sales increased from $383,217 in 2001 to $449,229 in 2002, a increase of $66,012, or 17.2 percent. The increase is primarily due to an increase in wages and equipment repairs during the period.

     Selling general and administrative expenses increased $3,439,264 or 382 percent from $1,220,723 for the year ended December 31, 2001, to $4,659,987 in 2002. This is primarily due to the recording of $2,698,449 in non-cash compensation related to the issuance of the Company's common stock to financial consultants in the third quarter of 2002, as compared with $170,000 in non-cash compensation recorded for the corresponding period of the preceding year. Other selling, general and administrative expenses increased slightly, from $1,005,723 to $1,961,538, reflecting an increase in travel and professional fees.

     Interest expense increased from $270,574 in the period ended December 31, 2001 to $569,073 in comparable period of 2002, which is due to the additional $4,128,000 in debt financing added during 2002.

Liquidity and Capital Resources

     As of December 31, 2002, Nathaniel Energy has outstanding notes payable of $4,095,470, including installment notes with financial institutions secured by equipment totaling $654,000, with an average interest rate of 11.1%. The remaining $4,196,000 in outstanding notes consist of secured and unsecured term loans from individuals with an average interest rate of 12.1%. Of this amount, $247,000 is due immediately since the notes are past their scheduled due dates. In April 2002, the holder of $1,350,000 in loans converted this amount, plus interest of $300,000, to equity at $0.20 per share. The 8,250,000 shares have been issued to this creditor and various persons designated by him. The remaining $3,950,000 is to be repaid in varying installments beginning in 2003.

     Nathaniel Energy has cash of $202,057 at December 31, 2002. This amount is earmarked for the purchase of equipment and additional investment in Keyes Helium Company, LLC.

     Nathaniel Energy's investment in Keyes Helium through its majority owned subsidiary, $1,450,000 at December 31, 2002, represented an 18.55% interest in Keyes Helium, which is expected to provide net cash flow from production of approximately $480,000 per year to the subsidiary. Nathaniel Energy has committed to use eighty percent of this cash flow to retire its obligation to a non-management affiliate who provided funding for the acquisition. In the event Subsequent to year-end, on April 3, 2003, Nathaniel Energy purchased Keyes Helium Company, LLC.

     The following is a summary of Nathaniel Energy's cash flows from operating, investing, and financing activities during the periods indicated:

                                        Year ended December 31,
                                              (Rounded)
                                       2002             2001
                                       ----             ----
------------
Operating activities               $(4,742,470)       $(202,748)
Investing activities                (1,524,351)        (157,461)
Financing activities                 6,464,812          351,624
                                   -----------        ---------
Net effect on cash                 $   197,991        $  (8,385)
                                   ===========        =========

Item 7. Financial Statements.


                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Nathaniel Energy Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathaniel Energy Corporation and Subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss approximating $5.4 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001. In addition, the Company has a deficiency in working capital at December 31, 2002 approximating $6.7 million and a deficiency in stockholders' equity approximating $11.0 million. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 2002 the Company acquired Keyes Helium Company LLC, (see Note 14 ) which the Company expects to provide adequate profits and cash flow to sustain the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in Note 1.


Abrams & Company, P.C.
Certified Public Accountants

Melville, New York
April 4, 2003



                                         Nathaniel Energy Corporation

                                               BALANCE SHEETS

                                                                      December 31,            December 31,
                                                                      ------------            ------------
                                                                          2002                    2001
                                                                      ------------            ------------
         ASSETS
CURRENT ASSETS
     Cash                                                             $    202,057            $      4,066
     Accounts receivable                                                     4,784                  25,543
     Inventory                                                             248,040                 142,250
     Other current assets                                                  125,797                     796
                                                                      ------------            ------------
         Total current assets                                              580,678                 172,655
PROPERTY AND EQUIPMENT
   (net of accumulated depreciation)                                     1,809,556                 965,998
OTHER ASSETS
     Investment in Keyes Helium Project                                  1,450,000                    --
     Accounts receivable - related party                                   152,482                 165,663
     Goodwill (net)                                                         16,367                   8,000
                                                                      ------------            ------------
                                                                         1,618,849                 173,663
                                                                      ------------            ------------
          TOTAL ASSETS                                                $  4,009,083            $  1,312,316
                                                                      ============            ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                    $  4,095,470            $    258,750
     Accounts payable                                                      524,498                 549,699
     Payroll taxes payable                                                   1,464                  97,999
     Accrued wages                                                       1,928,546               1,246,086
     Accrued interest payable                                              496,563                 431,846
     Current portion of long-term debt                                     320,541                    --
                                                                      ------------            ------------
          Total current liabilities                                      7,367,082               2,584,380
     Long-term debt, of net current portion                                292,331                 213,242
     Short-term debt to be refinanced on a long-term basis                    --                 1,350,000
                                                                      ------------            ------------
                                                                           292,331               1,563,242
STOCKHOLDERS' EQUITY
     Preferred stock, 2,000,0000 shares of $.001 par value
          authorized, none issued or outstanding                              --
     Common stock, 75,000,00 shares of $.001 par value
          authorized, 36,922,664 shares, and 12,912,613 shares and
           issued and outstanding at December 31, 2002 and 2001
                                                                            36,923                  12,912
     Additional paid-in capital                                          6,690,194               1,754,695
     Less: Unpaid stock subscriptions receivable                          (175,500)               (175,500)
     Accumulated deficit                                               (10,201,947)             (4,762,934)
                                                                      ------------            ------------

          Total stockholders' deficit                                   (3,650,330)             (3,170,827)
                                                                      ------------            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  4,009,083            $  1,312,316
                                                                      ============            ============

    The accountants' report and accompanying notes are an integral part of the financial statements.




                                   Nathaniel Energy Corporation

                                     STATEMENTS OF OPERATIONS

                                                                           For the Year Ended
                                                                December 31,             December 31,
                                                                   2002                      2001
                                                               ------------              ------------
Revenue
     Sales                                                     $    175,362              $    417,152

Cost of Sales                                                       449,229                   383,217
                                                               ------------              ------------

     Gross profit                                                  (273,867)                   33,935

Selling, general and administrative expenses
     Non-cash compensation                                        2,698,449                   170,000
     Research and development                                        33,750                    45,000
     Other selling general and administrative expenses            1,961,538                 1,005,723
                                                               ------------              ------------

                                                                 (4,967,604)                1,220,723
                                                               ------------              ------------

     Net loss from operations                                                              (1,186,788)

Other (income) and expense
     Income from investment in Keyes Helium Project                 (74,500)                     --
     Gain on disposal of equipment                                  (23,163)                  446,142
     Interest expense                                               569,073                   270,574
                                                               ------------              ------------

     Net loss before income taxes                                (5,489,014)               (1,903,504)

     Income tax benefit                                                --                        --
                                                               ------------              ------------

Net loss                                                         (5,489,014)             $ (1,903,504)
                                                               ============              ============

Weighted average number of common shares                         20,374,804                12,350,123
                                                               ============              ============

Basic net loss per share                                       $        .27              $      (0.15)
                                                               ============              ============



   The accountants' report and accompanying notes are an integral part of the financial statements.




                                                        Nathanial Energy Corporation

                                                Statement of Stockholders' Equity (Deficit)


                                                  Common Stock            Additional                        Stock         Total
                                            -----------------------        Paid-in      Retained         Subscriptions Stockholders'
                                              Shares        Amount         Capital      Earnings          Receivable      Equity
                                            ---------     ---------       ---------   ------------       -----------   ------------

Issuance of stock for cash and
  services February 2000,
  $1.05 per share                              95,239            95         100,157            --              --           100,252

Issuance of stock as loan fee,
  February 2000, $1.00 per share               10,000            10           9,990            --              --            10,000

Issuance of stock for services
  which were not received,
  March 2000, $1.00 per share                 150,000           150         149,850            --          (150,000)           --

Issuance of stock for
  subscription payable
  May 2000, $1.00 per share                   450,000           450         449,550            --              --           450,000




                                                        Nathaniel Energy Corporation

                                                Statement of Stockholders' Equity (Deficit)


                                                  Common Stock            Additional                        Stock         Total
                                            -----------------------        Paid-in      Retained         Subscriptions Stockholders'
                                              Shares        Amount         Capital      Earnings          Receivable      Equity
                                            ---------     ---------       ---------   ------------       -----------   ------------

Issuance of stock,for consulting
  services July 2000,
  $1.00 per share                           1,000,000         1,000         999,000            --              --         1,000,000

Warrants issued for financing
  fee, March 2000                                --            --             5,688                            --             5,688

Net loss for the December 31, 2000               --            --              --        (2,432,304)           --        (2,432,304)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                 11,762,623    $   11,762    $  1,560,345    $ (2,859,430)   $   (150,000)   $ (1,437,323)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Issuance of stock for which
  consideration has not
  been received, May 2001,
  $0.17 per share                             150,000           150          25,350            --           (25,500)           --

Issuance of stock for past
  services rendered,
  July 2001, $0.17 per share                1,000,000         1,000         169,000            --              --           170,000

Net loss for the December 31, 2001               --            --              --        (1,903,504)           --        (1,903,504)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                 12,912,623    $   12,912    $  1,754,695    $ (4,762,934)   $   (175,500)   $ (3,170,827)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Debt conversion premium
  warrants issued January 2002                   --            --            25,000            --              --            25,000

Issuance  of stock for
  financing incentive, February
  2002, $0.17 per share                       300,000           300          50,700            --              --            51,000

Issuance of stock for
  services, March 2002,
  $0.17 per share                          13,500,000        13,500       2,281,500            --              --         2,295,000

Issuance of stock for debt
  conversion, April 2002,
  $0.20 per share                           8,250,000         8,250       1,641,750            --              --         1,650,000

Issuance of stock for cash,
  June through August 2002,
  $0.60 to $1.00 per share                     47,761            48          34,702            --              --            34,750

Issuance of stock for services,
  June 2002, $0.70 per share                  200,000           200         139,800            --              --           140,000

Issuance of stock for services,
  August 2002, $1.00 per share                    200          --               200            --              --               200

Issuance of stock for various
  debt and account payable
  settlements, January to September           335,573           336         114,403            --              --           119,739
                                         ------------    ----------    ------------    ------------    ------------    ------------

                                                              F-3 (Continued)




                                                         Nathaniel Energy Corporation

                                                 Statement of Stockholder's Equity (Deficit)


                                                  Common Stock            Additional                        Stock         Total
                                            -----------------------        Paid-in      Retained         Subscriptions Stockholders'
                                              Shares        Amount         Capital      Earnings          Receivable      Equity
                                            ---------     ---------       ---------   ------------       -----------   ------------

Issuance of stock for debt conversion,
  July 2002, $0.18 per share                  294,118           294          53,260                                          53,554

Issuance of stock for services,
  July 2002, $1.00 per share                  212,249           212         212,037                                         212,249

Issuance of stock for cash, July 2002,
  August 2002, $0.50 to $.60 per share        870,141           871         382,148                                         383,109


Net loss for the December 31, 2002               --            --              --       (5,439,1014)           --        (5,439,014)
                                         ------------    ----------    ------------    ------------    ------------    ------------

                                           36,922,664    $   36,922    $  6,690,194    $(10,20?,948)   $   (175,500)   $ (3,650,330)
                                         ------------    ----------    ------------    ------------    ------------    ------------


                 The accountants' report and accompanying notes are an integral part of the financial statements.


                                                              F-3 (Continued)






                                         Nathaniel Energy Corporation

                                           STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended
                                                                           December 31,           December 31,
                                                                               2002                   2001
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $(5,438,014)           $(1,903,504)
     Adjustments to reconcile net loss to net cash flows
          from operating activities:
               Depreciation                                                    156,135                 88,715
               Allowance for loss on equipment                                    --                  446,142
               Non cash  compensation                                        2,698,449                170,000
               Changes in assets and liabilities:
                    (Increase) decrease in accounts receivable                  20,759                 (3,161)
                    Increase in inventory                                     (105,790)               (57,300)
                    Increase (decrease) in accrued expenses                    650,642                997,594
                    Increase (decrease) in accounts payable                    (70,853)                56,766
                                                                           -----------            -----------
                         Net cash flows from operating activities           (2,089,672)              (202,748)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Keyes Helium Project                                     (1,450,000)                  --
     Purchase of equipment                                                    (956,518)
     Loans to Ripetouch Greenhouse                                             (74,351)                  --
                                                                           -----------            -----------
                         Cash used by investing activities                  (2,480,869)              (157,461)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of debt                                                        5,158,722                461,519
     Proceeds from sale of stock                                               372,698                   --
     Debt repaid                                                              (762,888)              (109,695)
                                                                           -----------            -----------
                         Cash provided by financing activities               6,464,812                351,824
                                                                           -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                197,991                 (8,385)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     4,066                 12,451
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         202,057                  4,066
                                                                           ===========            ===========

CASH PAID FOR INTEREST                                                         569,073                 37,003
                                                                           ===========            ===========

CASH PAID FOR INCOME TAXES                                                        --                     --
                                                                           ===========            ===========



      The accountants' report and accompanying notes are an integral part of the financial statements.

                                                       F-4



                          Nathaniel Energy Corporation
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2001 and 2002

1. Significant Accounting Policies and Nature of Operations

Description of Business

Nathaniel Energy Corporation ("the Company") is in the business of developing energy reclamation processes and recycling, including the operation of used tire recycling and collection services since 1997. Until November 1998, the Company operated a tire recycling and collection service in Kansas City, Missouri. In November 1998, the Company sold that recycling and collection business and purchased a facility in Hutchins, Texas which includes 26 acres of property used for tire disposal and reclamation. During 2001 and 2002, the Company operated the Hutchins facility, as well as engaging in the development of alternative energy conversion processes and related technologies. The Company has an exclusive license to a patented tire combustor.

The Company is the successor to Nathaniel, Ltd., an entity incorporated in the State of Colorado on February 24, 1992. In 1998, Nathaniel, Ltd. was recapitalized via stock exchanges with two publicly traded shell companies, as more fully described in Footnote 3.

Business Segments

Nathaniel's operations are presently conducted in a single, energy division, including tire reclamation and combustor services.

Investment

Investments in certain companies in which the Company owns a 20% or less interest are accounted for under the cost method. Advances and distributions are charged and credited directly to the investment account.

Revenue Recognition

The Company charges tipping fees to the public for disposing of waste tires. These fees are fully earned and recognized when the tires are accepted at the facility. The Company also earns revenue from the sale of processed tire shreds. This revenue is recognized when the shreds are delivered to the end user. The Company enters into contracts for the delivery of tire shreds. These contracts specify quality standards for attributes such as shred size and steel content. The Company's customers accept shipments of tire shreds subject to these specifications. The Company employs internal quality control processes to reduce the risk of significant returns and allowances of tire shreds sold. Sales returns are accrued based on the Company's historical experience. The Company believes it is in compliance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less, to be cash equivalents.

Property and Equipment and Related Depreciation

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method. Estimated useful lives of the assets used in the computation of depreciation are as follows:

         Machinery and equipment                              5 - 7 years
         Buildings                                               25 years
         Vehicles                                                 5 years

Licenses and Goodwill

Licenses and goodwill are intangible assets recorded at their purchased cost. Intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment using fair value measurement techniques. Pursuant to FASB 142, the Company will perform its annual impairment review during the fourth quarter each year, commencing in the fourth quarter of 2002. Intangible assets such as licenses having a definite term are amortized over the useful life.

Inventory

Inventory consists of processed and partially processed tire shreds, which are held for sale to end users. At December 31, 2002, the Company had contracts to sell processed tire shred at an agreed upon per ton price. Tire shred inventory is valued at its cost to produce, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing.

Advertising Costs

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2001 and 2002 to be capitalized and deferred to future periods.

Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic (loss) or earnings per share ("Basic EPS") and diluted (loss) or earnings per share ("Diluted EPS").

The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. During the periods presented, the Company had no potentially dilutive securities outstanding.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equity Issued for Non-cash Compensation

The Company values shares issued in consideration of services or other non-cash compensation at a price paid in contemporaneous cash sales of equivalent securities. If no contemporaneous cash sales exist, the Company values non-cash equity issuances at the fair value of the goods or services received in exchange. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on a Black-Scholes option-pricing model. The Company uses the intrinsic value method to account for options issued to employees.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term note and interest receivable from officers and related parties does not significantly differ from cost at December 31, 2002 and 2001.

Income Taxes

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are generally determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Company has provided a full valuation allowance for its deferred tax asset because its realization is not considered more-likely-than-not.

Stock-Based Compensation

The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During the periods presented, the Company had no stock options subject to the provisions of applicable accounting standards. (See "Stock Option Plan", below.)

Long-Lived Assets

In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Ling-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board FASB issued Statement of Financial Accounting Standards SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishments of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123. "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations. See "Stock Option Plan" below.

2.       Going Concern

The Company has experienced repeated operating losses, resulting in minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations. It has deficiency in working capital at December 31, 2002 approximating $6.8 million, a deficiency in stockholders' equity approximately $4 million. It has negative working capital and a shareholders' deficit of $(6.8 million) at December 31, 2002.

Management has negotiated financing arrangements to provide cash flow for the Company's continued operations. For the first three quarters of 2002, the Company arranged debt financing of approximately $3,500,000, which was used to acquire equipment and an interest in a Helium project, which is expected to generate positive cash flow (see Note 10). In addition, the Company has both formally and informally renegotiated repayment terms for existing obligations which are currently in default. Cash flow is supplemented by operating cash flows from the Company's Texas tire facility.

Management's Plan Going Forward

Management plans to increase revenues in its facilities in it's Texas tire recycling plang and in its Oklahoma helium plant and gathering station by expanding current operations. The Hutchins, Texas tire reclamation facility has been outfitted to 90% of its maximum manufacturing capacity by means of new equipment purchased in 2002, innovative design and strategic placement of existing equipment. These developments will allow the facility to process the maximum tire quantities per pro-forma projections that will increase its revenue streams. On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/ElPaso. In addition the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and compressor station. These facilities are located in Keyes, OK on a 14.924-acre site. Keyes Helium Plant operates a three-stage helium extraction, purification and lignification plant that is strategically connected on the Bureau of Land Management's (BLM) helium reserve and pipeline system making it beneficial for companies to utilize our services. On April 3, 2003 the Company executed a "Take and Pay" Operational Agreement with Colorado Interstate Gas (CIG) for a minimum three year term for the processing and sale of low Btu gas for their pipeline needs. The Company is negotiating new leases to add revenues to the already profitable operation that will increase cash flow to the Company. The Company has entered into negotiations with third party companies (Producers) for gathering and processing gas from additional wells and gathering fields.

3. Recapitalization

On July 3, 1998, the Company's predecessor, Nathaniel, Ltd., ("Nathaniel") and G-VII Energy Corp., completed an Agreement and Plan of Reorganization whereby G-VII Energy Corp., issued 4,500,000 shares of its common stock in exchange for all of the outstanding common stock of Nathaniel. Immediately prior to the Agreement and Plan or Reorganization, the Company had 50,309 shares of common stock issued and outstanding. In addition, the Company issued an additional 456,075 shares of common stock, and paid $155,000 in fees and assumption of liabilities. Nathaniel, Ltd., was incorporated in the state of Colorado on February 24, 1992, but did not commence business until 1997.

On December 1, 1998, the Company merged with G-VII Energy Corp. In connection with the merger, the Company issued 6,956,384 of its common stock in exchange for all of the outstanding common stock of G-VII Energy Corp. Immediately prior to the agreement, the Company had 51,000 shares of common stock outstanding. G-VII Energy Corp., was incorporated in the state of Delaware on March 26, 1987. Prior to its merger with Nathaniel, Ltd., activities were limited to its formation and obtaining initial capitalization.

Ajax Reinsurance Limited was incorporated in the state of Delaware on January 18, 1996. Prior to its merger with Nathaniel, Ltd., in December 1998, its activities were limited to formation and obtaining initial capitalization.

The acquisitions were accounted for as recapitalizations of Nathaniel, Ltd., because the shareholders of Nathaniel controlled the Company after the acquisitions. Therefore, Nathaniel, Ltd., is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Nathaniel, Ltd., in the exchanges. Ajax Reinsurance Limited is the surviving entity for legal purposes, the Nathaniel, Ltd., is the surviving entity for accounting purposes.

4. Acquisition

On, August 27, 2002 the Company acquired a 100% interest of Michigan Pipeline & Processing Corp.(MPPC) for $1,450,000. MPPC owns 100% of the stock of MICNIC Rodeo Gathering, Inc. (MICNIC) MICNIC has an 18.55% interest. Keyes Helium Company, LLC.

5. Investment in Keyes Helium Company, LLC

On August 26, 2002, the Company and an outside investor acquired 100% of the outstanding common shares of MCNIC Rodeo Gathering, Inc., an 18.55% limited partner in Keyes Helium Company, LLC., for $1,450,000. The investor retained 49% of the MCNIC Rodeo Gathering, Inc., common stock, and the Company retained 51%. The investor provided total cash of $1,800,000 to finance the acquisition. Including loans related to this project, this individual holds $3,950,000 of the Company's debt, and converted $1,350,000 of debt to equity.

6. Property and Equipment

Following is a summary of property and equipment at December 31, 2002 and 2001:

       Machinery and equipment                     $1,405,109       $   546,639
       Buildings                                      100,000           105,733
       Vehicles                                       212,835           186,473
       Land                                           290,000           290,000
       Furniture and Fixtures                          18,759                 -
       Land Improvements                               79,672                 -
                                                   ----------       -----------

                                                    2,106,375         1,128,845


       Less: accumulated depreciation                (296,645)         (162,847)
                                                   ----------        ----------
                                                   $1,809,556        $  965,998

7. Notes Payable

(a) At December 31, 2001, the Company had $106,500 in bridge financing payable to an individual with interest at 12%. The Note contained various conversion rights between $2.35 per share and $3.125 per share. During 2002 the Note was converted to stock, (40,925 shares of $.001 par value common stock) with full registration rights due at the time of any registration by the Company. In addition, upon conversion, the noteholder will receive warrants to purchase a like number of shares at the same price as the conversion price. This note was converted in November 2002.

(b) As of December 31, 2001, the Company had $1,350,000 of notes payable to an individual. As of April 19, 2002, the holder of these notes agreed to convert the entire balance plus interest into 8,250,000 shares of common stock. Under SFAS No. 6, at December 31, 2001 these notes are presented as long-term obligations of the Company.

(c) At December 31, 2001, the Company was obligated under three eighteen-month promissory notes payable to individuals with a total face amount of $72,000. Interest was payable quarterly at rates of 10-11% until the due date in September 2001, after which a 15% interest rate went into effect. The Company paid a broker loan acquisition fee totaling $7,894 and issued warrants for the purchase of 8,750 shares of common stock with a fair value of $5,688 in connection with these loans. The warrants were not exercised and expired in September 2001.

(d) At December 31, 2002 and 2001, the Company was obligated under a 12% unsecured demand note with an outstanding balance of $10,000 and $18,250.

(e) As of December 31, 2001, the Company was obligated to the wife of an employee under a 12% promissory note due December 11, 2001, with an outstanding balance of $40,000. In July 2002, this note, plus accrued interest thereon, was converted at the option of the holder into 205,882 shares of stock at $0.17 per share. The former noteholder also has warrants outstanding for 205,882 shares at $0.17.

(f) In May 2002, the shareholder referred to in (b) loaned the Company an additional $1,650,000. The new loan carries a 10% interest rate and requires monthly principal and interest payments of $25,000 per month beginning in September 2002 and ending September 2003, after which the required monthly installments will be $50,000 until paid in full.

(g) At December 2002, the Company was obligated to a shareholder under a 5% promissory note due upon demand. The note plus accrued interest thereon, was converted at the option of the holder at $0.50 per share for the $100,000 debt.

As of December 31, 2001, the Company was obligated under two unsecured demand notes with interest at 5%, for which the outstanding balance was $27,000.

The Company has the following installment debt outstanding at December 31st:

                                                         2002            2001
                                                         ----            ----
13.75% installment note, secured by trailer,
monthly payments of $849 principal plus interest
through October 2003                                    13,956          20,807

13.75% installment note, secured by trailer,
monthly payments of $1,016 principal plus interest
through May 2002                                         1,940           6,743

4.5% installment note, secured by equipment,
monthly payments of $2,531 principal plus interest
through September 2007                                 118,400         143,263

22.56% installment obligation, secured by
equipment, monthly payments of $1,397 principal
plus interest through January 2006                      38,367          45,565

14% installment note, secured by land and
equipment, monthly interest only payments of
$2,5671 principal plus interest due July 1, 2003       220,000        220,000


10.25% installment note, secured by vehicle,
monthly payments of $730 principal plus interest
through August 2004                                     13,860          20,518

1.90% installment note, secured by equipment,
monthly payments of $707 principal plus interest
through November, 2005                                  24,771              --

8.45% installment note, secured by equipment,
monthly payments of $454 principal plus interest
through November, 2006                                  22,130              --

10.58% installment note, secured by equipment,
monthly payments of $3,231 principal plus interest
through February, 2005                                 143,242              --

9.50% installment note, secured by equipment,
monthly payments of $1,148 principal plus interest
through March, 2004                                     16,175              --

9.25% Installment note, secured by truck, monthly
payments of $277 principal plus interest through
September 2002                                              --           2,382

9.95% Installment note, secured by vehicle,
monthly payments of $687 principal plus interest
through April 2005                                          --          23,249

9.5% Installment note, secured by equipment,
monthly interest only payments, principal plus
interest due October 2001                                   --           3,842

9.5% Installment note, secured by equipment
monthly interest only payments, principal plus
interest due October 2001                                   --          40,683

0% Installment obligation, secured by equipment,
monthly payments of $929 principal plus interest
through April 2003 and purchase rescinded by the
Company in May 2002                                         --          21,711



Total Interest:                                       $612,871        $548,763
                                                      --------       ---------
Current Portion:                                     ($319,501)      ($335,521)
                                                     ---------       ---------
Long-term Portion:                                    $293,371        $213,242
                                                      ========        ========

Maturities of long-term installment debt are as follows:

                     December 31,                         Amount
                     ------------                         ------

                        2002                             $293,371
                        2003                               90,187
                        2004                               76,725
                        2005                               83,473
                        2006                               69,115
                      Thereafter                           21,515
                                                          -------

                                                         $612,871
                                                         ========

8. Income Taxes

The components of the provision for income taxes are as follows:

      For the years ended December 31:

                                                    2002              2001
                                                    ----              ----
              Current tax expense (benefit)       1,836,000         (95,000)
              U.S. federal                            X                 X


              Deferred tax (Income)
              U.S. federal                            -                 -
              State and local                         -            (552,000)
                                                ----------        ---------
              Total deferred                          -                 -
                                                ----------        ---------
              Total tax provision (benefit)
              from continuing operation        $(1,836,000)        $(647,000)
                                                 =========         =========


The actual and expected tax rates are similar for both years.

The Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                      2002             2001
                                                      ----             ----

Deferred income tax assets
Due to net operating loss carry forwards           $ 1,166,000      $ 3,002,200
Due to deductible temporary differences                552,000          552,000
         Less valuation allowance                   (1,718,000)      (3,554,000)
                                                    ----------       ----------

Total deferred income tax asset                    $      --        $      --
                                                    ----------      -----------

The increase in the valuation account approximates $1,836,000.

As of December 31, 2002, the Company has approximately $9,000,000 in net operating loss carry forwards available to offset future taxable income, and expiring between 2018 and 2022. A portion of these losses may be limited under the change in control provisions of Internal Revenue Code Section 382.

9. Stockholders' Equity

Preferred Stock
The Board of Directors may authorize the issuance of up to 2,000,000 shares of $0.001 par value Preferred Stock from time to time in one or more series and shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2002, no preferred series shares had been designated by the Board.

Common Stock
Effective April 24, 2002, the Company increased it authorized common shares, $0.001 par value, from 20,000,000 to 75,000,000, which is shown retroactively to December 31, 2001 and 2002.

Common Stock Purchase Warrants
At December 31, 2002 and 2001, the Company had outstanding 500,000 common stock purchase warrants exercisable through December 2004 at a price of $3.00 per share and 205,882 at $0.17.

At December 31, 2002 there are 500,000 cashless options that are exercisable at $3.00 per share, the number of shares issuable vary with the market price of the stock. The options expire December 31, 2004.

10. Related Party Transactions

The Company has paid certain expenses related to site clean-up on behalf of Ripe Touch Greenhouse, LLC, ("Ripe Touch Greenhouse", "RTG") an entity controlled by the Company's president. During the year ended December 31, 2001, $50,110 was incurred, $29,186 was repaid, and the balance receivable at December 31, 2001 and December 31, 2002 was $165,663 and $152,482 respectively. The payments are secured by an assignment of the assets of RTG and are non-interest bearing. The majority of the receivable relates to payments made on behalf of RTG for the processing and removal of tires from RTG's property in Calhan, Colorado. The Company expects to collect these monies from RTG out of proceeds form the sale of baled tire shreds processed from the property, which have been assigned to Nathaniel. The Board of Directors of the Company has also approved the acquisition of all of the assets and liabilities of Ripe Touch Greenhouse for stock. The details of this proposed acquisition have not been finalized.

During the year ended December 31, 2001, $138,278 in expenses was incurred for site clean-up, and for 2002 $115,787. by RTG, $278,373 was repaid and in 2002 $102,606 was repaid, and the balance at December 31, 2001 was a liability of $67,542. Repayments made during 2001 include $100,000 made by the president directly to a third party in settlement of a put option upon which the Company was obligated as a result of its merger with GVII Energy Corp., (see Note 3. The advances are informal as to terms, are unsecured, and are non-interest bearing. The net amount due to/from the president is included in the accompanying financial statements as an offset to unpaid salaries, in the caption wages payable.

The Company issued to its treasurer 1,000,000 shares of its common stock in July 2001 at $0.17 per share, for services rendered.

Intellectual Property

Nathaniel Energy owns two U.S. patents, one U.S. application for a patent, which is scheduled to issue in January 2003 and a European patent application covering the Thermal Combustor technology. Nathaniel Energy's ownership of the technology is by assignment from Stanley Abrams, Nathaniel Energy's Chief Executive Officer. These patents are and patent applications are for utility patents directed to devices and methods of uses. The two U.S. patents expire September

6, 2011 and December 4, 2012, respectively, while the patent expected to issue in 2003 will have a life of seventeen years from the date of issue. Concurrent with and in consideration for the assignment of the technology in July 1998, Nathaniel Energy entered into a companion agreement with Messrs. Stanley and Brett Abrams which requires a reassignment of the Thermal Combustor technology to them in the event either one or neither of them is not fully employed by Nathaniel Energy as an officer, Stanley as president and chief executive officer, Brett as a vice president and chief operating officer and both as directors. Furthermore, this companion agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes financially bankrupt. Nathaniel Energy and Messrs. Abrams intend to examine the desirability of replacing and may replace the assignment of ownership in the technology to Nathaniel Energy with the grant by Messrs. Abrams of a perpetual, non-expiring, royalty free license to Nathaniel Energy subject to automatic termination upon the occurrence of any one of the events that would now require Nathaniel at the present time to reassign the technology to Messrs. Abrams. Counsel has suggested to Messrs. Abrams and Nathaniel Energy that a license may be a more desirable and effective means of achieving the results intended by all parties than is achieved by the existing assignment and companion agreement, particularly in the event of business cessation or bankruptcy.

11. Economic Dependency - Major Customer

During 2002 and 2001, the Company's primary sales are made through several local customers and two major users of its Tire Derived Fuel (TDF). The two major users represent approximately 20% of its Tire Reclamation sales activities.

12. Consulting Agreement

On March, 1, 2002 Alternate Capital, LLC (Consultant) agreed to provide consulting services to the Company for 13,500,000 Company shares representing at least 50% of the total outstanding stock of the Company on a fully diluted basis, including, but not limited to issuances of options, warrants, and similar stock rights, etc. The Consultant distributed these shares among its members in proportion to their ownership interest in the Consultant. These shares are unregistered and are subject to restrictions on transferibility under applicable securities laws. The term of the agreement is for 25 years. Financing services:
The consultant agreed to provide or arrange, for a third party solicited by the consultant, to provide at least one of the following for the benefit of the Company within 14 months (from March 1, 2002): (a) arranging for $650,000, or greater, of purchase money mortgage financing to purchase certain equipment, (b) providing for a lease arrangement for such equipment (c) arranging financing for a financial project for the Company or in which the Company has a financial interest.

In consideration for the services the Consultant has rendered and shall render to the Company, the Company shall pay to the Consultant, a continuing Consideration Fee equal to ten percent (10%) of Company's pre-tax profits and as well any subsidiary the Company owns at least one (1) percent of, before depreciation and amortization and before deductions for stock based compensation (including, but not limited to stock options) and before any non-cash expenditures. Such Consideration Fee, to the extent there is a profit, shall be paid to Consultant in quarterly installments within sixty (60) days after each calendar quarter, with a yearly adjustment after the annual financials are completed, but not later than April 15 of the year following the year. Provided, that the Consideration Fee for calendar year 2002 shall be payable in a single payment not later than April 15, 2003.

The Company grants to the Consultant a right of first refusal on all funding the Company seeks, whether in the form of loans or capital infusion. The Company will provide to the Consultant notification of such funding needs and the Consultant shall have twenty (20) days after receipt of such notification to provide to the Company a Letter of Intent, with the proposed term of such funding.

Until a certain note for up to $800,000 is paid, the Company and the Consultant agree not to enter into any agreements or transactions which would or may cause the Consultant to fail to maintain at least fifty percent (50%) of Company's outstanding shares on a fully diluted basis. If the Company does issue (in any fashion whatsoever) any additional shares, warrants, or options after the date hereof, the Company agrees to give Consultant an equal or greater number of shares that is sufficient for Consultant to maintain ownership of at least fifty percent (50%) of Company's outstanding share on a fully diluted basis. For the purposes herein, fully diluted shall include, but not be limited to issuances of options, warrants, and similar stock rights, etc.

Since the note was paid the anti-dilution clause is no longer effective.

In connection with the Consulting Agreement, the Consultant agreed to a $2,000,000 penalty if the Consultant did not provide funding for Nathaniel Energy Corporation (arranging financing for a financial project) in the Financing Services section of the agreement. In connection with a "Compliance Acknowledgement" of June 7, 2002 the Consultant shall be permitted to retain the 13,500,000 shares of the Company's common stock without any penalty related thereto, and the Company agrees that it has no right, title or interest whatsoever in said shares of the Company's common stock.

13. Commitments and Contingencies

Nathaniel Europe Limited

On December 10, 1999, the Company entered into an agreement with McCormack consultants ("MCC") to form an Irish based company to be known as Nathaniel Europe Limited ("NEL"). Under the terms of the agreement, the Company was required to contribute to NEL a thermal combustor capable of processing 500,000 tons of solid waste material per year. In addition, the Company was required to provide NEL with a cash investment of $350,000 and assign rights to the use of its technology for Ireland and the United Kingdom.

In exchange for the above plus the issuance of additional shares to equal 20% of shares of the Company (2,560,614 shares of common stock as of December 31, 1999), the Company was to receive 20% of the initially issued shares of NEL, as well as 40% of the net revenues of NEC for the first 24 months of the operations. Subsequent to December 10, 1999, MCC assigned its interest in the contract to Life Energy Corporation. NEC takes the position that such assignment became invalid because of the non-compliance of performance on the part of MCC.

Between February 2000 and December 2000, the Company purchased a combustor from its president and two unrelated individuals for $200,000 and expended an additional $300,000 to ready it for use in the NEL arrangement. This equipment was shipped to Ireland in May 2001, and the Company conducted several demonstrations of the combustor. After a series of disagreements as to the responsibilities of each of the parties to NEL agreement, Life Energy Corporation notified the Company that they considered the Company to be in violation of several provisions of that agreement. On July 18, 2000 and again on October 6, 2000 Nathaniel Energy Corporation's attorney notified McCormack and Consultants that the agreement dated December 10, 1999 between Nathaniel Energy Corporation and McCormack Consultants was invalid and non-enforceable due to fraudulent misrepresentations on the part of McCormack and non-performance on the terms of the agreement. Nathaniel Energy's counsel demanded the return of the Nathaniel Combustor and properties that were being unlawfully held by McCormack et al. On October 23, 2000 McCormack's attorney wrote a letter to Nathaniel Energy Corporation's attorneys admitting McCormack was holding Nathaniel Energy Corporation's Combustor and ancillary equipment until Nathaniel Energy Corporation paid an amount of money demanded by McCormack. Nathaniel Energy disputes this claim. On December 31, 2001, Life Energy Corporation is maintaining physical possession of the combustor equipment in Ireland. The Company has investigated its options for reclaiming the equipment, and intends to vigorously contest Life Energy's claims. The likelihood of successful recovery of the combustor equipment and the extent of potential damage to its condition cannot be determined at this time. The accompanying financial statements for the year ended December 31, 2001 include a charge to operations of approximately $470,000 to reflect this uncertainty, representing a charge off of the net carrying value of this combustor equipment.

Other Litigation and Claims

The Company is a defendant in ABM Fabrication and Machining, LLC, vs. Nathaniel Energy Corporation, Case No. 2002 CV 0094, District Court, County of Douglas, Colorado. The plaintiff alleges damages of approximately $41,000 for unpaid labor and materials invoices. The Company is defending on the basis that the plaintiff's claims are partially paid and the balance claimed is unreasonable. The unpaid amount is included in accounts payable at December 31, 2002.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

14. Subsequent Events

On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/ElPaso for an amount of $8,658,855.12. In addition the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and Compressor Station for an amount of $1,288,360, both of which are subsidiaries of ElPaso Gas.

On March 1, 2003 the Company borrowed $65,000 from Alternate Capital, LLC.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None during 2002. During 2003, however, Nathaniel Energy did change accountants, as reported on a Form 8-K report dated March 11, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The names, ages and terms of office of Nathaniel Energy's directors and executive officers are set forth in the following table:

                                                                      Director
Name                     Age  Positions with Nathaniel Energy           Since
----                    ---  ------------------------                  --------
Brett Abrams             31  Director & Chief Operating Officer          1998
Stanley Abrams           63  Chairman & Chief Executive                  1998
Russell "Gene" Bailey    63  Director, Chief Financial Officer           2000
                                & Vice President
Cesar Muniz              47  Director, Vice President for                2000
                                Corporate Relations
Brian Culvey             48  Vice President-Environmental &
                             Chemical Engineering                        ----

     Directors are elected by holders of the common stock. Officers serve at the will of the board. Nathaniel Energy may indemnify directors and officers against damages which qualify, in the opinion of the disinterested members of the board, for indemnification under Delaware law and Nathaniel Energy's Bylaws. Insofar as indemnification for liabilities arising under the federal Securities Act may be permitted to directors, officers or persons controlling Nathaniel Energy pursuant to Delaware law and its Bylaws, Nathaniel Energy has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

                         BIOGRAPHIES OF MANAGEMENT

     Brett Abrams is Nathaniel Energy's Chief Operating Officer. Mr. Abrams joined Nathaniel Energy in 1997. In 1996, Mr. Abrams worked for Einstein Bagel in its marketing department, in 1995 he worked in sales for a retail store and in 1994, he was the marketing agent for the Colorado Sky Sox. Mr. Abrams earned a bachelor of science degree in finance in 1993 from the University of Arizona. Mr. Abrams is Stan Abrams' son.

     Stanley Abrams is Nathaniel Energy's Chairman of the Board and Chief Executive Officer. Mr. Abrams began his term in 1997 as a director of Nathaniel Energy Ltd., which was acquired by Nathaniel Energy in 1998. Mr. Abrams has been a successful real estate developer in Colorado. Mr. Abrams has thirty years of extensive experience in negotiating with both domestic and foreign governments, municipalities, and states. In 1983 he purchased an interest in the Thermal Combustors technology and is responsible for its commercial development and several patents. He also has over thirty years of extensive experience developing many commercial and manufacturing projects in the public and private arenas. Since 1987 Mr. Abrams has also been the president and director of Waste Conversion Systems, Inc., a publicly traded company that ceased operations in 1995. Mr. Abrams studied political science at the University of Colorado. Mr. Abrams is Brett Abrams' father.

     Russell "Gene" Bailey is Nathaniel Energy's Chief Financial Officer and a Vice President. As CFO and Vice President, Mr. Bailey is responsible for managing the financial affairs and operational affairs for Nathaniel Energy's tire division. Mr. Bailey brings 35 years of finance, and consulting experience to Nathaniel Energy. From 1976 to present, Mr. Bailey has been a part time merger and acquisition consultant with Bailey and Associates on an as needed basis. From 1994 to 2000, Mr. Bailey has been an adjunct professor at Pikes Peak Community College teaching geology and physical geography. Mr. Bailey earned a B.S. degree in geology in 1962 from the University of New Mexico. He completed the course work for a Ph.D. degree in geology in 1965 at the University of New Mexico and completed a year of graduate studies at University of Arizona in finance and mining economics in 1974.

     Brian Culvey is Nathaniel Energy's Vice President-Environmental & Chemical Engineering. Dr. Culvey brings twenty years of combustion and air emission engineering experience to Nathaniel Energy. Recognized worldwide as a leader in the combustion engineering field, Dr. Culvey's problem solving abilities consistently produce innovative cost saving solutions. Dr. Culvey earned a B.S in Environmental Chemistry from the Colorado School of Mines in 1977 and a Ph.D. degree in Metaphysics from the Brotherhood of the White Temple in Sedalia, Colorado in 1982.

     Cesar Muniz is a director and Nathaniel Energy's Vice President for Corporate Relations. Mr. Muniz duties include corporate strategy, compliance with federal and state disclosure laws and assistance in executing Nathaniel Energy's marketing plan. Prior to joining Nathaniel Energy Mr. Muniz was the owner and chief executive officer of Managerial Advisory Services, Inc. an investor relations and corporate development consulting firm, from 1997 through January 2000. Mr. Muniz earned a B.A. degree in political science from the University of Arizona in 1984.

Section 16(a) Beneficial Ownership Reporting Compliance.

     No person who is identified as a director, officer, beneficial owner of more than ten percent of Nathaniel Energy's common stock has file any Form 3, 4 or 5 required by section 16(a) of the Exchange Act since the date Nathaniel Energy became subject to the reporting requirements of the Exchange Act. These persons intend to file such reports, beginning with a Form 3, as soon as practicable following the filing of this report. No change in beneficial ownership of these persons has occurred since the date Nathaniel Energy became subject to the reporting requirements.

Item 10.  Executive Compensation.

     The following table sets forth the compensation paid during the past three years to Nathaniel Energy's chief executive officer and the two additional highest paid officers whose remuneration exceeded $100,000 per year in 2001. Nathaniel Energy did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

                              Current Compensation
                              ------------------------------------------
Name & Position       Year    Cash            Accrued and Unpaid Portion
---------------       ----    --------        --------------------------
Brett Abrams
Chief Operating       2000    $75,000         $52,500
Officer-Tire          2001    $106,250        $98,570
Division              2002

Stanley Abrams
Chief Executive       2000    $150,000         $75,000
Officer               2001    $191,666        $183,333
                      2002

Cesar Muniz
Chief Information     2000    $137,500        $137,500
Officer & Vice        2001    $150,000        $150,000
President             2002    $150,000        $150,000

     Nathaniel Energy has employment agreements with its executive officers. Messrs. Brett Abrams, Stanley Abrams and Muniz are employed under written agreements which are identical, except for annual salary. Messrs. Brett Abrams and Muniz annual salary is $150,000 and Mr. Stanley Abrams salary is $250,000. These agreements also provide each officer with an annual incentive bonus. Provided Nathaniel Energy has pretax income of not less than $500,000, the bonus for each officer is three percent on the first $10 million, two percent of the next $30 million and one percent of the next $100 million in pre-tax income.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The names of directors and officers, the number of shares of our stock, which each owns and the percentage of the common stock represented by such shares at January 8, 2003 is set forth in the following table.

Name                       Number of Shares              Percentage
----                       ----------------              ----------
Brett Abrams                3,000,000                     7.8
Stanley Abrams              2,596,000                     6.8
Russell "Gene" Bailey         411,764 (1)                 1.0
Brian Culvey                     NONE                       -
Cesar Muniz                 1,000,000 (2)                 2.6
All directors and
   Officers as a
   Group (5 persons)        7,007,764 (3)                 17.8
Richard Strain              6,585,000 (4)                 17.2

     All of the shares listed above are owned legally and beneficially by the named persons, who do not, to the best of our knowledge, share voting or investment power with any other person.

     (1) Mr. Bailey's shares and percentage of ownership include 205,882 shares and 205,882 warrants to purchase an equal number of shares at a price of $.17 per share, held by his wife.

     (2) Mr. Muniz's shares and percentage of ownership do not include 500,000 warrants held by Managerial Advisory Services, Inc., a consulting firm which had been nominally owned by his wife and is now owned by him, which have a cashless exercise based on a value of $3 per share, the number of shares into which such warrants can be converted at any time being determined by the market price of the common stock at the date of exercise. Calculation of the percentage ownership by directors and officers as a

     (3) group includes warrants owned by Mr. Bailey's wife.

     (4) Mr. Strain's shares include 500,000 shares held in the name of his wife.

     The address of directors and officers is that of Nathaniel Energy. Richard Strain's address is 329 Manchester Rd, Poughkeepsie, NY 12603.

Item 12. Certain Relationships and Related Transactions.

     During 2001 and 2002, Nathaniel Energy engaged in the following transactions with its directors, officers and principal stockholders:

     In September 2001 Nathaniel Energy executed a one year, convertible promissory note totaling for a cash loan of $35,000 from Judy Bailey, Mr. Bailey's wife, with interest at 12% per annum. The note entitled Ms. Bailey to convert it into 205,882 shares of Nathaniel Energy's common stock and 205,882 warrants to purchase common stock at an exercise price of $.17 per share. Ms. Bailey converted the note to stock and warrants on March 24, 2002.

     In January 2000 Stanley Abrams and two other individuals unrelated to Nathaniel Energy sold a used Thermal Combustor to Nathaniel Energy for $200,000. Nathaniel Energy now owes the $200,000 to the three individuals, with approximately $61,000 of this amount owed to Mr. Abrams. The three individuals had acquired the Thermal Combustor in a liquidation approximately five years earlier in satisfaction of amounts owed to them by a prior Thermal Combustor licensee in which Stanley Abrams was a director and officer. Nathaniel Energy estimates that the new manufacture of a similar unit would have cost $700,000 and required approximately twenty-six weeks. Nathaniel Energy upgraded this equipment and delivered it as a demonstrator unit to an unrelated group in Ireland with which it had a proposed joint venture. At the present time, Nathaniel Energy is attempting to recover the unit and has no plans to pursue that proposed joint venture. Management believes the price of the Thermal Combustor was fair and reasonable, based on the estimated replacement cost Nathaniel Energy would have incurred to have a similar unit manufactured.

     On December 15, 1998, Nathaniel Energy issued 500,000 cashless options for common stock to Managerial Advisory Services, Inc. exercisable at $3.00 per share. The number of shares for which these options can be exercised varies with the market price of Nathaniel Energy's stock. The options expire on December 15, 2004. Managerial Advisory Services is owned by Mr. Muniz.

     Nathaniel Energy's board of directors has approved the purchase of the assets of Ripe Touch Greenhouses, Inc. of Castle Rock, Colorado at a price which has not yet been negotiated. The directors and stockholders of Ripetouch have not approved the sale of its assets to Nathaniel Energy. Stanley Abrams, Nathaniel Energy's chairman and president, is the chief executive officer and a director of Ripetouch and owns less than twelve percent of the company. He is in favor of the transaction. The price which Nathaniel Energy is willing to pay for

Ripetouch would offset advances Nathaniel Energy has made to Ripetouch to pay operating expenses and would involve Nathaniel Energy's assumption of Ripetouch's bridge funding used for that purpose. Management believes the price it is willing to pay for Ripetouch is fair and reasonable, being related to the value of the tangible assets and the cost incurred by Ripetouch in the development of know how in the use of the Thermal Combustor in greenhouse agriculture. See Item 1, "Proposed Acquisition" for more information about the relationship between Nathaniel Energy and Ripetouch.

     On August 26, 2002, Nathaniel Energy borrowed $1,800,000 from a principal stockholder, Richard Strain. Nathaniel Energy used $1,450,000 if the proceeds to, acquire MCNIC Rodeo, Inc, an 18.55% limited partner in Keyes Helium Company, LLC. The balance of the loan has been earmarked for capital investment at the Keyes plant. In consideration of this loan and previous loans, Nathaniel Energy transferred forty-nine percent of MCNIC's stock to Mr. Strain. The note bears interest at 2% over prime. The note has no stated maturity. To retire principal and pay interest, Nathaniel Energy has committed eighty percent of its production payments received from Keyes Helium, estimated at a total of $350,000 per year. Nathaniel Energy is obligated to cause its subsidiary to issue forty-nine percent of its stock to Mr. Strain.

     Prior to 2000, Mr. Strain loaned a total of $1,350,000 to Nathaniel Energy. In April 2002, Mr. Strain converted the outstanding balance into 8,250,000 shares of Nathaniel Energy's common stock at a price of $.20, which was the market price at the date of conversion. The shares were not issued until the first week of January 2003. Part of these shares were issued to persons designated by Mr. Strain.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

     2.1 Stock Exchange Agreement between Nathaniel Energy and MNS Eagle Equity Group IV, Inc. ("MNS") its shareholders*
     2.2     Acquisition agreement for MCNIC Rodeo Gathering, Inc.*
     3(i).1  Articles of Incorporation*
     3(i).2 First amendment to the Articles of Incorporation Changing Name* 3(i).3 Second amendment to the Articles of Incorporation Changing
             Authorized Stock*
     3(ii)   Bylaws*
     10.2 Promissory note to Richard Strain regarding funding of and Participation in MCNIC Rodeo Gathering, Inc.*
     10.3 Form of Employment Agreement of Brett Abrams, Stanley Abrams and Cesar Muniz*
     10.11  Agreement*
     10.12  Assignment - Stan Abrams*
     10.13  Assignment - Brett Abrams*
     21.0   Nathaniel Energy's subsidiaries
*Previously filed.

  (b) Reports on Form 8-K.

     Nathaniel Energy was not subject to the reporting requirements of the Securities Exchange Act of 1934 during 2002. Neither it nor its predecessor, MNS, registrant filed any reports on Form 8-K during the last quarter of 2002.

Item 14.  Controls and Procedures.

     Nathaniel Energy's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Nathaniel Energy's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of November 12, 2002, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Nathaniel Energy's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Nathaniel Energy that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in Nathaniel Energy's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nathaniel Energy Corporation
(Registrant)

By:  /s/  Stanley Abrams
     Stanley Abrams, President and Chief Executive Officer

Date:  April __, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Stanley Abrams
     Stanley Abrams, President and Chief Executive Officer

Date:  April __, 2003

By:  /s/ Russell "Gene" Bailey
    Russell "Gene" Bailey, Chief Financial and Accounting Officer

Date:  April __, 2003

                 CERTIFICATE PURSUANT TO THE SECURITIES EXCHANGE
                      ACT OF 1934, RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                 --------------

I, Stanley Abrams, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nathaniel Energy Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April __, 2003

/s/ Stanley Abrams
Stanley Abrams
President and Chief Executive Officer

                 CERTIFICATE PURSUANT TO THE SECURITIES EXCHANGE
                      ACT OF 1934, RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                 --------------

I, Russell "Gene" Bailey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nathaniel Energy Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April __, 2003

/s/ Russell "Gene" Bailey
Russell "Gene" Bailey
Chief Financial and Accounting Officer