Form 10KSB/A
period 2002-12-31
NATHANIEL ENERGY
filed 2003-05-14
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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



Name of Investor    Date of      Common      Type of       How Company       Price per  Total           Type of          Broker and
                    Issuance     Stock       Investor      Located Investor  share      Price           Consideration    Commission
------------------------------------------------------------------------------------------------------------------------------------
Richard Strain      02/15/00     10,000     Accredited      Company Officer     1.00     $10,000          Financing          NO/NONE
                                                                                                          Incentive

Jorge Rodriguez     02/29/00     95,239     Accredited      Company Officer     1.05     $100,000         Cash               NO/NONE


K. Pratt            03/22/00     7,750      Accredited      Company Officer     1.00     $7.750           Services not       NO/NONE
                                                                                                          Received

P. Walsh            03/22/00     11,600     Accredited      Company Officer     1.00     $11,600          Services not       NO/NONE
                                                                                                          Received

P. Fakey            03/22/00     10,000     Accredited      Company Officer     1.00     $10,000          Services not       NO/NONE
                                                                                                          Received

P. O'Sullivan       03/22/00     15,500     Accredited      Company Officer     1.00     $15,500          Services not       NO/NONE
                                                                                                          Received

D. Healy            03/22/00     14,275     Accredited      Company Officer     1.00     $14,275          Services not       NO/NONE
                                                                                                          Received

M. Mcdonnell        03/22/00     73,175     Accredited      Company Officer     1.00     $73,175          Services not       NO/NONE
                                                                                                          Received

Donal Moriarity     03/22/00     17,700     Accredited      Company Officer     1.00     $17,700          Services not       NO/NONE
                                                                                                          Received

Shinzu              05/15/00     450,000    Accredited      Company Officer     2.50     $900,000         Financing          NO/NONE
Investments Ltd.                                                                                          Incentive

Andrew I            06/27/00     50,000     Sophisticated   Management/         2.00     $100,000         Judgment           NO/NONE
Telsey, P.C.                                Investor        Directors


Natalia Ramirez     07/20/00     1,000,000  Consultant      Management          1.00     $1,000,000       Services/          NO/NONE
                                                                                                          Consulting

J. DeMasi           07/10/01     75,000     Consultant      Management          .17      $12,750          Services not       NO/NONE
                                                                                                          Received

H. Seidman          07/10/01     75,000     Consultant      Management          .17      $12,750          Services not       NO/NONE
                                                                                                          Received

Cesar Muniz         07/17/01     1,000,000  Control         Management          .17      $170,000         Services/Investor  NO/NONE
                                                                                                          Relations




Alvin Mordoh        04/12/02     275,000    Accredited      Company Officer     .44      $121,000         Financing          NO/NONE
                                                                                                          Incentive

Paula Lowry         04/12/02     10,000     Accredited      Friend of Investor  .44      $4,400 provided  Issuance of        NO/NONE
                                                                                         by A. Mordoh     stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Linda Mordoh        04/12/02     5,000      Accredited      Relative of         .44      $2,200 provided  Issuance of        NO/NONE
                                                            Investor                     by A. Mordoh     stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Sam Epstein         04/12/02     5,000      Accredited      Friend of Investor  .44      $2,200 provided  Issuance of        NO/NONE
                                                                                         by A. Mordoh     stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Solomon Mordoh      04/12/02     5,000      Accredited      Brother of          .44      $2,200 provided  Isuance of         NO/NONE
                                                            Investor                     by A. Mordoh     stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Alternate           05/15/02     13,500,000 Accredited      Management/         .17      $2,295,000       Finance Services   NO/NONE
Energy LLC                                                  Directors


Managerial          07/11/02     198,000    Sophisticated   Management          .69      $136,620         I/R Services       NO/NONE
Advisory                                    Investor
Services

Jackson Morris      07/11/02     200,000    Sophisticated   Management          .94      $188,000         Legal Services     NO/NONE
                                            Investor


Boddent Int'l       07/11/02     600,000    Sophisticated   Management          .94      $564,000         Financing Services NO/NONE
                                            Investor


Mel Siegal          07/11/02     200        Sophisticated   Company Officer     1.00     $200             Conversion of      NO/NONE
                                            Investor                                                      Interest per Note


Sol Adler           07/11/02     200,000    Sophisticated   Company Officer     .70      $140,000         Consulting         NO/NONE
                                            Investor                                                      Services


Kay Rhodes          07/11/02     294,000    Sophisticated   Company Officer     .94      $276,360         Conversion of      NO/NONE
                                            Investor                                                      Debt per Note


Bob and Peggy       07/11/02     29,690     Sophisticated   Management          1.00     $29,690          Services           NO/NONE
Isom                                        Investor                                                      Rendered


Judy Bailey         07/16/02     205,882    Wife of Officer Wife of Officer     .17      $35,000          Conversion of      NO/NONE
                                                                                                          Debt per Note




Michael Musich      08/09/02     10,000     Sophisticated   Friend of Officer   .75      $7,500           Cash               NO/NONE
                                            Investor


Ken Lucas           08/09/02     50,000     Sophisticated   Management          1.00     $50,000          Financing          NO/NONE
                                            Investor                                                      Service


Rusty Bailey        10/17/02     12,249     Consultant      Son of Officer      1.00     $12,249          Internet           NO/NONE
                                                                                                          Services

Alvin Mordoh        10/17/02     13,333     Accredited      Company Officer     1.00     $13,333          Cash               NO/NONE


Herman J. Calderon  10/17/02     2,000      Sophisticated   Friend of Investor  1.00     $2,000 paid by   Issuance of        NO/NONE
                                            Investor                                     A. Mordoh        stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Harry Greenberg     10/17/02     1,000      Sophisticated   Friend of Investor  1.00     $1,000 paid by   Issuance of        NO/NONE
                                            Investor                                     A. Mordoh        stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Paula Lowry         10/17/02     1,000      Accredited      Friend of Investor  1.00     $1,000 paid by   Issuance of        NO/NONE
                                                                                         A. Mordoh        stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Gilbert Cohen       10/17/02     1,000      Sophisticated   Friend of Investor  1.00     $1,000 paid by   Issuance of        NO/NONE
                                            Investor                                     A. Mordoh        stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


G. M. Fornmarino    10/17/02     8,000      Sophisticated   Friend of Investor  1.00     $8,000           Cash               NO/NONE
                                            Investor


Kay Rhodes          10/17/02     100,000    Sophisticated   Company Officer     .15      $15,000          Conversion Of      NO/NONE
                                            Investor                                                      Debt


Roberta Clark       11/14/02     21,428     Sophisticated   Company Officer     .60      $12,856          Cash               NO/NONE
                                            Investor


Harry Greenberg     12/24/02     2,000      Sophisticated   Friend of Investor  1.00     $2,000 paid by   Issuance of        NO/NONE
                                            Investor                                     A. Mordoh        stock per
                                                                                                          instructions
                                                                                                          of A. Mordoh


Shares issued per instructions of Mr. Mordoh were shares he was entitled to receive, but directed Nathaniel Energy to issue to another person designated by him.

Nathaniel Energy also issued warrants to purchase 205,882 shares of common stock at a price of $.17 per share, expiring two years from date of issue, to Judy Bailey, wife of Nathaniel Energy's Vice President and Chief Financial Officer.

Nathaniel Energy relies on the exemptions from registration provided in Section 4(2) of the Securities Act, and Rule 505 and 506 under the act. All of the sales were made directly by Nathaniel Energy to persons with whom its management had direct contact and personal relationships, to persons who were introduced to Nathaniel Energy by such persons and as negotiated compensation to attorneys, consultants and others who provided professional services. Nathaniel Energy did not use any form of public solicitation, brokers, dealers or finders. Nathaniel Energy provided investment information to all investors, except those designated by Mr. Mordoh, on which they could make and informed investment decision. All shares were issued with a restrictive legend and investors provided subscription agreements and were informed regarding the restricted nature of the stock. Even though the issuances have not been divided into separate "offerings" based on type of consideration, nature of investors or other criteria, Nathaniel Energy believes that issuance were made to thirty-five or fewer non-accredited investors during the entire period covered by the table above, even counting Mr. Mordoh's designees of his 4/12/02 issuance who made no investment in the shares they received.

Item 6. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Results of Operations

Year ended December 31, 2002 and 2001

     For the year ended December 31, 2002 revenue decreased from $417,152 in 2001, to $175,662, a decrease of $241,490 or 60.1 percent. This decrease in revenue is primarily due to Nathaniel Energy's suspension of new tire receipts in the Dallas facility during the months of April through December 2002. This suspension was a result of making design changes required by Texas for the re-issuance of permits to operate the facility. The decrease was partially offset by increased sales of tire shreds from existing inventory.

     Cost of sales increased from $383,217 in 2001 to $449,229 in 2002, a increase of $66,012, or 17.2 percent. The increase is primarily due to an increase in wages and equipment repairs during the period.

     Selling general and administrative expenses increased $3,445,105 or 382 percent from $1,220,723 for the year ended December 31, 2001, to $4,665.828 in 2002. This is primarily due to the recording of $2,690,949 in non-cash compensation related to the issuance of the Company's common stock to financial consultants in the third quarter of 2002, as compared with $170,000 in non-cash compensation recorded for the corresponding period of the preceding year. Other selling, general and administrative expenses increased slightly, from $1,005,723 to $1,941,130, reflecting an increase in travel and professional fees.

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


Abrams & Company, P.C.
Certified Public Accountants

Melville, New York
April 4, 2003


                                         Nathaniel Energy Corporation

                                               BALANCE SHEETS

                                                                     December 31,            December 31,
                                                                         2002                    2001
                                                                     ------------            ------------
          ASSETS
CURRENT ASSETS
     Cash                                                            $    202,057            $      4,066
     Accounts receivable                                                    4,784                  25,543
     Inventory                                                            248,040                 142,250
     Other current assets                                                 125,797                     796
                                                                     ------------            ------------
          Total current assets                                            580,678                 172,655
PROPERTY AND EQUIPMENT
  (net of accumulated depreciation)                                     1,809,556                 965,998
OTHER ASSETS
     Investment in Keyes Helium Project                                 1,450,000                    --
     Accounts receivable related party                                    152,482                 165,663
     Goodwill (net)                                                        16,367                   8,000
                                                                     ------------            ------------
                                                                        1,618,849                 173,663
                                                                     ------------            ------------
          TOTAL ASSETS                                               $  4,009,083            $  1,312,316
                                                                     ============            ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                $    524,498            $    549,699
     Payroll taxes payable                                                  1,464                  97,999
     Accrued wages                                                      1,928,546               1,246,086
     Accrued interest payable                                             496,563                 431,846
     Notes payable                                                      4,095,470                 258,750
     Current portion of long-term debt                                    320,541                 335,521
                                                                     ------------            ------------
          Total current liabilities                                     7,367,082               2,919,901

     Long-term debt, net of current portion                               292,331                 213,242
     Short-term debt to be refinanced on a long-term basis              1,350,000
                                                                     ------------            ------------
          Total long-term liabilities                                     292,331               1,563,242

Minority Interest                                                          26,358                    --
STOCKHOLDERS' DEFICIT
     Preferred stock, 2,000,000 shares of $.001 par value
          authorized, none issued or outstanding                             --
     Common stock, 75,000,000 shares of $.001 par value
          authorized, 36,912,664 shares, 12,912,613 shares and
          issued and outstanding at December 31, 2002 and 2001             36,913                  12,912
     Additional paid-in capital                                         6,682,704               1,754,695
     Less: Unpaid stock subscriptions receivable                         (175,500)               (175,500)
     Accumulated deficit                                              (10,220,805)             (4,762,934)
                                                                     ------------            ------------
          Total stockholders' deficit                                  (3,676,688)             (3,170,827)
                                                                     ------------            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  4,009,083            $  1,312,316
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

Date:  April 30, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Stanley Abrams
     Stanley Abrams, President and Chief Executive Officer

Date:  April 30, 2003

By:  /s/ Russell "Gene" Bailey
    Russell "Gene" Bailey, Chief Financial and Accounting Officer

Date:  April 30, 2003

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ Russell "Gene" Bailey
Russell "Gene" Bailey
Chief Financial and Accounting Officer