Form 10KSB/A
period 2002-12-31
NATHANIEL ENERGY
filed 2003-05-15
CIK 1096939

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

     2.1 Stock Exchange Agreement between Nathaniel Energy and MNS Eagle Equity Group IV, Inc. ("MNS") its shareholders*
     2.2     Acquisition agreement for MCNIC Rodeo Gathering, Inc.*
     3(i).1  Articles of Incorporation*
     3(i).2 First amendment to the Articles of Incorporation Changing Name* 3(i).3 Second amendment to the Articles of Incorporation Changing
             Authorized Stock*
     3(ii)   Bylaws*
     10.2 Promissory note to Richard Strain regarding funding of and Participation in MCNIC Rodeo Gathering, Inc.*
     10.3 Form of Employment Agreement of Brett Abrams, Stanley Abrams and Cesar Muniz*
     10.11  Agreement*
     10.12  Assignment - Stan Abrams*
     10.13  Assignment - Brett Abrams*
     21.0   Nathaniel Energy's subsidiaries*
     99.1   Certification - Stan Abrams
     99.2   Certification - Gene Bailey

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

Date:  May 14, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Stanley Abrams
     Stanley Abrams, President and Chief Executive Officer

Date:  May 14, 2003

By:  /s/ Russell "Gene" Bailey
    Russell "Gene" Bailey, Chief Financial and Accounting Officer

Date:  May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Russell "Gene" Bailey
Russell "Gene" Bailey
Chief Financial and Accounting Officer