Form 10QSB
period 2003-03-31
NATHANIEL ENERGY
filed 2003-05-15
CIK 1096939

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2003


 [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        ----------------------    --------------

                         Commission file number 33-58972
                                            ------------


                          NATHANIEL ENERGY CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          DELAWARE                                          84-157255
   -----------------------                      -------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)


         4871 North Mesa Drive                                80108
 --------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)


                    Issuer's telephone number: (303) 690-8300
                                               --------------

     Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
 Yes     X         No
        ---             ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes               No    X
      ---               ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: December 31, 2002, 1,416,636 shares of common stock, $.0001 par value.

                  Transitional Small Business Disclosure Format
                                   (Check One)
                               Yes          No   X
                                   ---          ---

PART I.  FINANCIAL INFORMATION                                      Page Numbers

Item 1.   Financial Statements (unaudited)

          Balance Sheet as of March 31,2003                               3

          Statements of Operations                                        4

          Statements of Cash Flows                                        5

          Notes to Financial Statements                                   6

Item 2.  Management's Discussion & Analysis                              16


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                               18

Item 2:  Changes in Securities and Use of                                18
         Proceeds

Item 3:  Defaults Upon Senior Securities                                 18

Item 4:  Submission of Matters to a Vote of
         Security Holders                                                18

Item 5:  Other Information

         Subsequent Events                                               18

         Signatures                                                      19

         Certification of Chief Executive Officer

         Certification of Chief Financial Officer


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudied)

                                               Nathaniel Energy Corporation

                                                   BALANCE SHEETS

                                                                                     March 31,           December 31,
                                                                                        2003                 2002
                                                                                    ------------         -------------
          ASSETS
CURRENT ASSETS
     Cash                                                                           $     11,745          $    202,057
     Accounts receivable                                                                  41,180                 4,784
     Inventory                                                                           249,400               248,040
     Other current assets                                                                198,241               125,797
                                                                                    ------------          ------------
          Total current assets                                                           500,566               580,678
PROPERTY AND EQUIPMENT
  (net of accumulated depreciation)                                                    1,774,021             1,809,556
OTHER ASSETS
     Investment in Keyes Helium Project                                                1,450,000             1,450,000
     Accounts receivable related party                                                   157,925               152,482
     Goodwill (net)                                                                       16,367                16,367
                                                                                    ------------          ------------
                                                                                       1,624,292             1,618,849
                                                                                    ------------          ------------
          TOTAL ASSETS                                                              $  3,898,879          $  4,009,083
                                                                                    ============          ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $    504,886          $    524,498
     Payroll taxes payable                                                                 1,740                 1,464
     Accrued wages                                                                     2,116,046             1,928,546
     Accrued interest payable                                                            658,909               496,563
     Notes payable                                                                     4,090,673             4,095,470
     Current portion of long-term debt                                                   313,582               320,541
                                                                                    ------------          ------------
          Total current liabilities                                                    7,685,836             7,367,082

     Long-term debt, net of current portion                                              376,750               292,331
     Short-term debt to be refinanced on a long-term basis
                                                                                    ------------          ------------
          Total long-term liabilities                                                    376,750               292,331

Minority Interest                                                                         46,278                26,358
STOCKHOLDERS' DEFICIT
     Preferred stock, 2,000,000 shares of $.001 par value
          authorized, none issued or outstanding
     Common stock, 75,000,000 shares of $.001 par value
          authorized, 38,262,664 shares, 36,912,664 shares and
          issued and outstanding at March 31,  2003 and December 31, 2002                 38,263                36,913
     Additional paid-in capital                                                        7,481,404             6,682,704
     Less: Unpaid stock subscriptions receivable                                        (175,500)             (175,500)
     Accumulated deficit                                                             (11,554,152)          (10,220,805)
                                                                                    ------------          ------------
          Total stockholders' deficit                                                 (4,209,985)           (3,676,688)
                                                                                    ------------          ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  3,898,879          $  4,009,083
                                                                                    ============          ============


  The accountants' report and accompanying notes are an integral part of the financial statements.





                                     Nathaniel Energy Corporation

                                       STATEMENTS OF OPERATIONS


                                                                             For the Year Ended
                                                                    March 31,                 March 31,
                                                                      2003                      2002
                                                                   ------------              ------------
Revenue
     Sales                                                         $    104,915              $    135,906

Cost of Sales                                                           147,464                    79,039
                                                                   ------------              ------------

     Gross (Loss)                                                       (42,549)                   56,867
                                                                   ------------              ------------

Selling, general and administrative expenses
     Non-cash compensation                                              200,000                 2,371,001
     Research and development                                              --                         596
     Other selling general and administrative expenses                  896,342                    96,950
                                                                   ------------              ------------

                                                                      1,096,342                 2,468,547
                                                                   ------------              ------------

     Loss from operations                                            (1,138,891)               (2,411,680)

Other income and (expense)
     Investment in Keyes Helium Project                                  20,733                      --
     Loss on disposal of equipment                                      (13,207)                     --
     Interest expense                                                  (182,062)                  (20,441)
                                                                   ------------              ------------

     Loss before income taxes                                        (1,313,427)               (2,432,121)

     Income tax benefit                                                    --                        --
                                                                   ------------              ------------

Loss before minority interest                                        (1,313,427)               (2,432,121)
Minority interest                                                       (19,920)                     --
                                                                   ------------              ------------

Net loss                                                           $ (1,333,347)             $ (2,432,121)
                                                                   ============              ============

Weighted average number of common shares                             38,262,664                26,712,623
                                                                   ============              ============

Basic net loss per share                                                  (0.04)                     (.09)
                                                                   ============              ============

  The accountants' report and accompanying notes are an integral part of the financial statements.





                                              Nathaniel Energy Corporation

                                               STATEMENTS OF CASH FLOWS

                                                                                      or the Period ended
                                                                                March 31,              March 31,
                                                                                  2003                    2002
                                                                               -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $(1,333,347)           $(2,432,121)
     Adjustments to reconcile net loss to net cash flows
          from operating activities:
               Amortization                                                           --
               Depreciation                                                         58,754                 15,987
               Allowance for loss on equipment                                      13,207                   --
               Non cash compensation                                               200,000              2,371,001
               Changes in assets and liabilities:                                     --
                    (Increase) decrease in accounts receivable                      61,917                  5,797
                    Increase in inventory                                            1,360                   --
                    Increase (decrease) in accrued expenses                        184,444                 12,181
                    Increase (decrease) in accounts payable                        (20,367)                 7,248
                                                                               -----------            -----------
                         Net cash flows from operating activities                  499,315              2,412,214

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Keyes Helium Project                                               --
     Purchase of equipment                                                         (48,216)              (175,268)
     Loans to Ripetouch Greenhouse                                                  (5,443)                (3,233)
                                                                               -----------            -----------
                         Net cash flows from investing activities                  (53,659)              (178,501)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of debt                                                              121,982                195,355
     Stock issued for cash                                                         600,000                   --
     Debt repaid                                                                   (44,523)                (9,060)
     Minority interest                                                              19,920
                                                                               -----------            -----------
                         Net cash flows from financing activities                  697,379                186,295
                                                                               -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                   (190,312)               (12,113)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       202,057                 (9,233)

CASH AND CASH EQUIVALENTS, END OF YEAR                                              11,745                (21,346)
                                                                               ===========            ===========

CASH PAID FOR INTEREST                                                             182,062                 20,441
                                                                               ===========            ===========

CASH PAID FOR INCOME TAXES                                                            --                     --
                                                                               ===========            ===========

NON CASH FINANCING ACTIVITIES
     Conversion of debt to shares                                              $   200,000            $ 2,371,001
                                                                               ===========            ===========



         The accountants' report and accompanying notes are an integral part of the financial statements.

                                                       5

                           National Energy Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Significant Accounting Policies and Nature of Operations

Description of Business

National Energy Corporation ("the Company") is in the business of developing energy reclamation processes and recycling, including the operation of used tire recycling and collection services since 1997. Until November 1998, the Company operated a tire recycling and collection service in Kansas City, Missouri. In November 1998, the Company sold that recycling and collection business and purchased a facility in Hutchins, Texas which includes 26 acres of property used for tire disposal and reclamation. During 2002 and 2003, the Company operated the Hutchins facility, as well as engaging in the development of alternative energy conversion processes and related technologies. The Company has an exclusive license to a patented tire combustor.

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

Investment

Investment in certain companies in which the Company owns a 20% or less interest are accounted for under the cost method.

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

Inventory

Inventory consists of processed and partially processed tire shreds, which are held for sale to end users. At March 31, 2003 and December 31, 2002, the Company had contracts to sell processed tire shred at an agreed upon per ton price. Tire shred inventory is valued at its cost to produce, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing.

Advertised Costs

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the periods ended March 31, 2003 and March 31, 2002 to be capitalized and deferred to future periods.

Net Income (Loss) Per Common Share

SFAS No.128, "Earnings Per Share" requires presentation of basic (loss) or earnings per share ("Basic EPS") and diluted (loss) or earnings per share ("Diluted EPS").

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

Equity Issued for Non-cash Compensation

The Company values shares issued in considered of services or other non-cash compensation at a price paid in contemporaneous cash sales of equivalent securities. If no contemporaneous cash sales exist, the Company values non-cash equity issuances at the fair value of the goods or services received in exchange. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on a Black-Scholes option pricing model. The Company uses the intrinsic value method to account for options issued to employees.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term note and interest receivable from officers and related parties does not significantly differ from cost at March 31, 2003.

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

Stock-Based Compensation

The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During the periods presented, the Company had no stock options subject to the provisions of applicable accounting standards. (See "Stock Option Plan", below.)

Long-Lived Assets

In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board FASB issued Statement of Financial Accounting Standards FASB No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and the Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishments of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position o results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit of Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather then the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decision, if any.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123, "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also mends the disclosure requirements of Statement No. 123 to require prominent disclosure of the

Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statement. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations. See "Stock Option Plan" below.

2. Going Concerns

The Company has experienced repeated operating losses, resulting in minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations. It has deficiency in working capital at December 31, 2002 approximating $6.8 million, a deficiency in stockholders equity approximately $4 million. It has a deficiency in working capital at December 31, 2002, approximately $6.8 million and a deficiency in shareholders' equity of approximately $4.0 million.

Management has negotiated financing arrangements to provide cash flow for the Company's continued operations. For the first three quarters of 2002, the Company arranged debt financing of approximately $3,500,000 which was used to acquire equipment and an interest in a Helium project, which is expected to generate positive cash flow (see Note 10). In addition, the Company has both formally and informally renegotiated repayment terms for existing obligations which are currently in default. Cash flow is supplemented by operating cash flows from the Company's Texas tire facility.

Management's Plan Going Forward

Management plans to increase revenues in its facilities in its' Texas tire recycling plant and in its Oklahoma helium plant and gathering station by expanding current operations. The Hutchins, Texas tire reclamation facility has been outfitted to 90% of its maximum manufacturing capacity by means of new equipment purchased in 2002, innovative design and strategic placement of existing equipment. These developments will allow the facility to process the maximum tire quantities per pro-forms projections that will increase its revenue streams. On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/El Paso. In addition the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and compressor station. These facilities are located in Keyes, OK on a 14,924-acre site. Keyes Helium Plant operates a three-stage helium extraction, purification and lignification plant that is strategically connected on the Bureau of Land Management's (EIM) helium reserve and pipeline system making it beneficial for companies to utilize our services. On April 3, 2003 the Company executed a "Take and Pay" Operation Agreement with Colorado Interstate Gas (CIG) for a minimum three year term for the processing and sale of low Btu gas for their pipeline needs. The Company is negotiating new leases to add revenues to the already profitable operation that will increase cash flow to the Company. The Company has entered into negotiations with third party companies (Producers) for gathering and processing gas from additional wells and gathering fields.

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

Acquisitions

On August 27, 2002 the Company acquired a 100% interest of Michigan Pipeline & Processing Corp. (MPPC) for $1,450,000. MPPC owns 100% of the stock of MICNIC has an 18.55% interest. Keyes Helium Company, LLC.

5. Investment in Keyes Helium Company, LLC

On August 26, 2002, the Company and an outside investor acquired 100% of the outstanding common shares of MICNIC Rodeo Gathering, Inc., an 18.55% limited partner in Keyes Helium Company, LLC, for $1,450,000. The investor retained 49% of the MICNIC Rodeo Gathering, Inc., common stock, and the Company retained 51%. The investor provided total cash of $1,800,000 to finance the acquisition. Including loans related to this project, this individual holds $3,950,000 of the Company's debt, and converted $1,350,000 of debt to equity.

6. Property and Equipment

Following is a summary of property and equipment at March 31, 2003 and December 31, 2002:

Machinery and equipment                          $ 1,410,220        $ 1,405,109
Buildings                                            100,000            100,000
Vehicles                                             229,448            212,835
Land                                                 290,000            290,000
Furniture and Fixtures                                18,759             18,759
Land Improvements                                     80,167             79,672
                                                 -----------        -----------

                                                   2,128,594          1,106,375

Less: accumulated depreciation                      (354,573)          (296,819)
                                                 -----------        -----------

                                                 $ 1,774,021        $ 1,809,556
                                                 -----------        -----------

7. Note Payable

(a) At December 31, 2001, the Company had $106,50 in bridge financing payable to an individual with interest at 12%. The Note contained various conversion rights between $2.35 per share and $3.125 per shares. During 2002 the Note as converted to stock, (40.925 shares of $.001 par value common stock) with full registration rights due at the time of any registration by the Company. In addition, upon conversion, the noteholder will receive warrants to purchase a like number of share at the same price as the conversion price. This note was converted in November 2002.
(b) As of December 31, 2001 the Company had 1,350,000 of notes payable to an individual. As of April 19,2002, the holder of these notes agreed to convert the entire balance plus interest into 8,250,000 shares of common stock. Under SFAS No. 6, at December 31, 2001 these notes are presented at long-term obligations of the Company.
(c) At December 31, 2001, the Company was obligated under three eighteen-month promissory notes payable (in default) to individuals with a total face amount of $72,000. Interest as payable quarterly at rates of 10-11% until the due date in September 2001, after which a 15% interest rate went into effect. The Company paid a broker loan acquisition fee totaling $7,894 and issued warrants of the purchase of 8,750 shares of common stock with a fair value of $5,688 in connection with these loans. The warrants were not exercised and expired in September 2001. During 2002 one of the notes for $50,00 was repaid accordingly the balance of $32,000 remains outstanding as of December 31, 2002.
(d) At December 31, 2002 and 2001, the Company was obligated under a 12% unsecured demand note with an outstanding balance of $18,250.

(e) At December 31, 2001, the Company was obligated to the wife of an employee under a 12% promissory note due December 11, 2001, with an outstanding balance of $40,000. In July 2002, this note, plus accrued interest thereon, was converted at the option of the holder into 205,882 shares of stock at $0.17 per share. The former noteholder also has warrants outstanding for 205,882 shares at $0.17.

(f) In May 2002, the shareholder referred to in (b) loaned the Company an additional $1,650,000. The new loan carries a 10% interest rate and requires monthly principal and interest payments of $25,000 per month beginning in September 2002 and ending September 2003, after which the required monthly installments will be $50,000 until paid in full. The shareholder may at any time convert the outstanding balance due on this note to the Borrower's Common Stock at the rate of 50% of the average of the BID and ASK price of Borrower's Common Stock at the close of trading, averaged for the ten (10) days prior to the effective date of the calling of this note conversion to the Borrower's Common Stock. (g) At December 2002, the Company was obligated to a shareholder under a 5% promissory note due upon demand. The note plus accrued interest thereon, was converted at the option of the holder at $0.50 per share for the $100,000 debt. (h) As of March 31, 2003, the Company was obligated to a shareholder under an 8.0% unsecured demand note with an outstanding balance of $65,000.

The Company has the following installment debt outstanding at March 31, 2003 and December 31, 2002:
                                                           2003           2002
                                                           ----          ----
13.75% installment note, collateralized by
trailer, monthly payments of $849 principal plus
interest through October 2003                             11,866         13,956

13.75% installment note, collateralized by
trailer, monthly payments of $1,016 principal plus
interest through May 2002                                  2,101          1,940

4.5% installment note, collateralized by
equipment, monthly payments of $2,531 principal
plus interest through September 2007                     118,400        118,400

22.56% installment obligation, collateralized by
equipment, monthly payments of $1,397 principal
plus interest through January 2006                        36,302         38,367

14% installment note, collateralized by land and
equipment, monthly interest only payments of
$2,567 principal plus interest due July 1, 2003          220,000        220,000

10.25% installment note, collateralized by
vehicle, monthly payments of $730 principal plus
interest through August 2004                              12,068         13,860

1.90% installment note, collateralized by
equipment, monthly payments of $707 principal plus
interest through November 2005                            22,765         24,771

8.45% installment note, collateralized by
equipment, monthly payments of $454 principal plus
interest through November 2006                            20,927         22,130

10.58% installment note, collateralized by
equipment, monthly payments of $3,231 principal
plus interest through February 2005                      137,321        143,242

9.50% installment note, collateralized by
equipment, monthly payments of $1,148 principal
plus interest through March 2004                          13,091         16,175

8.45% installment note, collateralized by truck,
monthly payments of $663 principal plus interest
through November 2007                                     30,491           --

Total                                                  $ 625,332      $ 612,871

Current Portion                                         (313,582)      (320,540)
                                                        --------      ---------

Long-term Portion                                      $ 311,750     $  292,331
                                                       =========     ==========

Maturities of long-term installment debt are as follows:

         December 31,                                   Amount
         ------------                                   ------

           2003                                        $ 90,187
           2004                                          76,725
           2005                                          83,473
           2006                                          70,156
         Thereafter                                       --
                                                       --------
                                                       $320,541
                                                       ========

8. Income Taxes

The components of the provision for income taxes are as follows:

For the years ended December 31,                2002                  2001
                                                ----                  ----

    Current tax expense (benefit)           $ 1,836,000            $ (95,000)
    U.S. federal                                  X                      X

    Deferred tax (Income)
    U..S. federal                                      -            (552,000)
                                            ------------

    Total deferred                                     -                   -
                                            ------------          ----------

    Total tax provision (benefit)
    from continuing operation               $(1,836,000)          $ (647,000)
                                            ===========           ==========

The actual and expected tax rates are similar for both years.

The Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                 2002                   2001
                                                 ----                   ----
Deferred income tax assets                    $1,166,000             $3,002,200
Due to net operating loss carry forwards         552,000                552,000
Due to deductible temporary differences
              Loss valuation allowance        (1,719,000)            (3,554,000)
                                              ----------              ---------

Total deferred income tax asset               $        -             $        -

The increase in the valuation account approximates $1,836,000

As of December 31, 2002, the Company has approximately $9,000,000 in net operation loss carry forwards available to offset future taxable income, and expiring between 2018 and 2022. A portion of these losses may be limited under the change in control provisions of Internal Revenue Code Section 382

9. Stockholders' Equity

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

Common Stock Purchase Warrants
At December 31, 2002 and 2001, the Company had outstanding 500,000 common stock purchase warrants exercisable through December 2004 at a price of $3.00 per share and 205,882 at $0.17. The options are exercisable at date of issuance.

10. Related Party Transactions

The Company has paid certain expenses related to site clean up on behalf of Ripe Touch Greenhouse, LLC, ("RTG") an entity controlled by the Company's president. The balance receivable at March 31, 2003 and December 31, 2002 was $157,925 and $152,482 respectively. The advances are secured by an assignment of the assets of RTG and are non-interest bearing. The majority of the receivable relates to payments made on behalf of RTG for the processing and removal of tires from RTG's property in Calhan, Colorado. The Company expects to collect these monies from RTG out of proceeds from the sale of bald tire shreds processed from the property, which have been assigned to Nathaniel. The Board of Directors of the Company has also approved the acquisition of all of the assets and liabilities of Ripe Touch Greenhouse for stock. The details of this proposed acquisition have not been finalized.

Expenses incurred of a site clean up over the period ended December 31, 2002 was $115,787. The balance of the liability at March 31, 2003 and December 31, 2002 was 101,118 and $74,351 respectively (see Note 3.) The advances are informal as to terms, are unsecured, and are non-interest bearing., in the caption wages payable.

The Company issued to its treasurer 1,000,000 shares of its common stock in July 2001 at $0.17 per share, for services rendered.

Intellectual Property
Nathaniel Energy owns two U.S. patents, the U.S. application for a patent, which is scheduled to issued in January 2003 and a European patent application covering the Thermal Combustor technology. Nathaniel Energy's ownership of technology is by assignment from Stanley Abrams, Nathaniel Energy's Chief Executive Officer. These patents are and patent applications are for utility patents directed to devices and methods of uses. The two U.S. patents expire September 6, 2011 and December 4, 2012, respectively, while the patent expected to issue 2003 will have a life of seventeen years from the date of issue. Concurrent with an in consideration for the assignment of the technology in July 1998, Nathaniel Energy entered into a companion agreement with Messrs. Stanley and Brett Abrams which requires a reassignment of the Thermal Combustor technology to them in the event either one or neither of them is not fully employed by Nathaniel Energy as an officer, Stanley as president and chief executive officer, Brett as a vice president and chief operating officer and both as directors. Furthermore, this companion agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes financially bankrupt. Nathaniel Energy and Messrs. Abrams intend to examine the desirability of replacing and may replace the assignment of ownership in the technology to Nathaniel Energy with the grant by Messrs. Abrams of a perpetual, non-expiring, royalty free license to Nathaniel Energy subject to automatic termination upon the occurrence of any one of the events that would now require Nathaniel at the present time to reassign the technology to Messrs. Abrams. Counsel has suggested to Messrs. Abrams and Nathaniel Energy that a license may be a more desirable and effective means of achieving the results intended by all parties than is achieved by the existing assignment and companion agreement, particularly in the event of business cessation or bankruptcy.

11. Economic Dependency - Major Customer

During 2002 and 2001, the Company's primary sales are made through several local customers an two major users of its Tire Derived Fuel (TDF). Th3e two major users represent approximately 20% of its Tire Reclamation sales activities for both years.

12. Consulting Agreement

On March 1, 2002 Alternate Capital, LLC (Consultant) agreed to provide consulting services to the Company for 13,500,000 Company shares representing at least 50% of the total outstanding stock of the Company on a fully diluted basis, including, but not limited to issuances of options, warrants, and similar stock rights, etc. The Consultant distributed these shares among its members in proportion to their ownership interest in the Consultant. These shares are unregistered and are subject to restrictions on transferability under applicable securities laws. The term of the agreement is for 25 years. Financing services; The consultant agreed to provide or arrange, for a third party solicited by the consultant, to provide at least on of the following for the benefit of the Company within 14 months (from March 1, 2002); (a) arranging for $650,000, or greater, of purchase money mortgage financing to purchase certain equipment, (b) providing for a lease arrangement for such equipment, (c) arranging financing for a financial project for the Company or in which the Company has a financial interest.

In consideration for the services the Consultant has rendered and shall render to the Company, the Company shall pay to the Consultant, a continuing Consideration Fee equal to ten percent (10%) of Company's pre-tax profits and as well any as subsidiary the Company owns at lease one (1) percent f , before depreciation and amortization and before deductions for stock based compensation (including, but not limited to stock options) and before nay non-cash expenditures. Such Consideration Fee, to the extent there is a profit, shall be paid to Consultant in quarterly installments within sixty (60) days after each calendar quarter, with a yearly adjustment after the annual financial are completed, but not later than April 15 of the year following the year. Provided, that the Consideration Fee for calendar year 2002 shall be payable in a single; payment not later than April 15, 2003.

The Company grants to the Consultant a right of first refusal on all funding the Company seeks, whether in the form of loans or capital infusion. The Company will provide to the Consultant notification of such funding needs and the Consultant shall have twenty (20) days after receipt of such notification to provide to the Company a Letter of Intent, with the proposed term of such funding.

Until a certain not for up to $800,000 is paid, the Company and the Consultant agree not to enter into any agreements or transactions which could or may causes the Consultant to fail to maintain at least fifty percent (50%) of Company's outstanding shares on a fully diluted basis. If the Company does issue (in any fashion whatsoever) any additional shares, warrants, or options after the date hereof, the Company agrees to give Consultant an equal or greater number of shares that is sufficient for Consultant to maintain ownership of at least fifty percent (50%) of Company's outstanding shares on a fully diluted basis. For the purposes herein, fully diluted shall include, but not be limited to issuances of options, warrants, and similar stock rights, etc.

Since the note was paid the anti-dilution clause is not longer effective.

In connection with the Consulting Agreement, the Consultant agreed to a $2,000,000 penalty if the Consultant did not provide funding for Nathaniel Energy Corporation (arranging financing for a financial project) in the Financing Services section of the agreement. In connection with a "Compliance Acknowledgement" of June 7, 2002 the Consultant shall be permitted to retain the 13,500,000 share of the Company's common stock without any penalty related thereto, and the Company agrees that it has no right, title or interest whatsoever in said shares of the Company's common stock.

13. Commitments and Contingencies

Nathaniel Europe Limited
On December 10, 1999m the Company entered into a proposed agreement with McCormack consultants ("MCC") to form an Irish based company to be known as Nathaniel Europe Limited ("NEL"). Under the terms of the proposed agreement, the Company was required to contribute to NEL a thermal combustor capable of processing 500,000 tons of solid waste material per year. In addition, the Company was required to provide NEL with a cash investment of $350,000 and assign rights to the use of its technology for Ireland and the United Kingdom.

In exchange for the above plus the issuance of additional shares to equal 20% of shares of the Company (2,560,614 shares of common stock as of December 31, 1999), the Company was to receive 20% of the initially issued shares of NEL, as well as 40% of the net revenues of NSC for the first 24 months of the operations. Subsequent to December 10, 1999, MCC assigned its interest in the contract to Life Energy Corporation . NEC takes the position that such assignment became invalid because of the non-compliance of performance on the part of MCC. On February 4, 2000 MCC and associates met in the offices of NEC and changed all terms and conditions of the original proposed Agreement and the NEC board adopted minutes reflecting the changes to provide for performance on the part of MCC, which they never complied to or completed again making the proposed Agreement null and void.

After a series of disagreements as to the responsibilities of each of the parties to NEL agreement, Life Energy Corporation notified the Company that they considered the Company to be in violation of several provisions of that agreement. Nathaniel Energy disputes this claim. On July 18, 2000 and again on October 6, 2000 Nathaniel Energy Corporation's attorney notified McCormack and Consultants that the agreement dated December 10, 1999 between Nathaniel Energy Corporation and McCormack Consultants was invalid and non-enforceable due to fraudulent misrepresentations on the part of McCormack and non-performance on the terms of the agreement. Nathaniel Energy's counsel demanded the return of the Nathaniel Combustor and properties that were being unlawfully held by McCormack et al. On December 31, 2001, Life Energy Corporation is maintaining physical possession of the combustor equipment in Ireland. The Company has investigated its options for reclaiming the equipment, and intends to vigorously contest Life Energy's claims. The likelihood of successful recovery of the combustor equipment and the extent of potential damage to its condition cannot be determined at this time. The accompanying financial statements of the year ended December 31, 2001 include a charge to operations of approximately $470,000 to reflect this uncertainty, representing a charge off of the net carrying value of the combustor equipment.

Other Litigation and Claims
The Company is a defendant in AMB Fabrication and Machining, LLC, vs. Nathaniel Energy Corporation, Case No. 2002 CV 0094, District Court, County of Douglas, Colorado. The plaintiff alleges damages of approximately $41,000 for unpaid labor and materials invoices. The Company is defending on the basis that the plaintiff's claims are partially paid and the balance claimed is unreasonable. The unpaid amount is included in accounts payable at December 31, 2002.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

14. Subsequent Events

On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/El Paso for an amount of $8,658,855.12. In addition, the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and Compressor Station for an amount of $1,288,360, both of which are subsidiaries of El Paso Gas.

On April 03, 2003 Keyes Helium Company, LLC was purchased by Nathaniel Energy Oklahoma Holding Corporation (NEC OK) for $8,658,855. This Corporation is owned 51% by Nathaniel Energy Corporation.

Item 2. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Results of Operations for the Period ended March 31, 2003

For the period March 31, 2003 revenue decreased from $135,906 in 2002, to $104,915, a decrease of $30,994 or 22.8 percent. This decrease in revenue is primarily due to Nathaniel Energy's suspension of new tire receipts in the Dallas facility during the months of April through December 2002. This suspension was a result of making design changes required by Texas for the re-issuance of permits to operate the facility. The decrease was partially offset by increased sales of tire shreds from existing inventory and the fact that the company was able to ramp up tire receipts during the period ended March 31, 2003. The Company estimates it has achieved sixty percent (60%) of tire receipts of the same period in 2002.

Cost of sales increased from $79,039 in 2002 to $147,464 in 2003, a increase of $68,425, or 86.5 percent. The increase is primarily due to an increase in wages and equipment repairs during the period. Selling general and administrative expenses decreased $1,347,204 or 55 percent from $2,443,546 for the period ended March 31, 2002, to $1,096,342 in 2003. This is primarily due to the recording of $2,698,449 in non-cash compensation related to the issuance of the Company's common stock to financial consultants in the third quarter of 2002, as compared with $200,000 in non-cash compensation recorded for the corresponding period of 2003. Other selling, general and administrative expenses increased, from $96,950 to $896,342, reflecting an increase in travel, professional fees, marketing and Communications; encompassing brand awareness, positioning, aggregation of content, research analysis, design and functionality of website and collateral material.

Interest expense increased from $20,441 in the period ended March 31, 2002 to $182,062 in comparable period of 2003, which is due to the additional $4,128,000 in debt financing added during 2002.

Liquidity and Capital Resources

As of March 31, 2002, Nathaniel Energy has outstanding notes payable of $4,095,470, including installment notes with financial institutions secured by equipment totaling $654,000, with an average interest rate of 11.1%. The remaining $4,196,000 in outstanding notes consist of secured and unsecured term loans from individuals with an average interest rate of 12.1%. Of this amount, $247,000 is due immediately since the notes are past their scheduled due dates. The remaining $3,950,000 is to be repaid in varying installments in 2003.

Item 2. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition (continued)


Nathaniel Energy has cash of $11,745 at March 31, 2003. This amount is earmarked for the purchase of equipment and additional investment in Keyes Helium Company, LLC.

Nathaniel Energy's investment in Keyes Helium through its majority owned subsidiary, as of March 31, 2003, represented an 18.55% interest in Keyes Helium, which is expected to provide net cash flow from production of approximately $480,000 per year to the subsidiary. Nathaniel Energy has committed to use eighty percent of this cash flow to retire its obligation to a non-management affiliate who provided funding for the acquisition.

The following is a summary of Nathaniel Energy's cash flows from operating, investing, and financing activities during the periods indicated:

Period ended March 31, (Rounded)

                                        2003                       2002
                                        ----                       ----

Operating activities                 $ 499,315                  $2,412,214
Investing activities                   (53,659)                   (178,501)
Financing activities                   697,379                     186,295
                                     ---------                  ----------
Net effect on cash                   $(190,312)                 $  (12,113)
                                     =========                  ==========

PART 2: OTHER INFORMATION


Item 1: Legal Proceedings

Other Litigation and Claims:

The Company is a defendant in AMB Fabrication and Machining, LLC, vs. Nathaniel Energy Corporation, Case No. 2002 CV 0094, District Court, County of Douglas, Colorado. The plaintiff alleges damages of approximately $41,000 for unpaid labor and materials invoices. The Company is defending on the basis that the plaintiff's claims are partially paid and the balance claimed is unreasonable. The unpaid amount is included in accounts payable at December 31, 2002.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.


Item 2: Changes in Securities and Use of Proceeds

Not Applicable


Item 3: Defaults Upon Senior Securities

Not Applicable


Item 4: Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5: Other Information


Subsequent Events:

On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/El Paso for an amount of $8,658,855.12. In addition, the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and Compressor Station for an amount of $1,288,360, both of which are subsidiaries of El Paso Gas.

On April 03, 2003 Keyes Helium Company, LLC was purchased by Nathaniel Energy Oklahoma Holding Corporation (NEC OK) for $8,658,855. This Corporation is owned 51% b Nathaniel Energy Corporation.

In addition, the Company elected George Cretecos as a new Director to the Board and appointed him the new COO of the Company operations. The Board approved the hiring of James Woodley as the company's interim CFO to become effective on May 27, 2003. Mr. Woodley will replace Gene Bailey as CFO. Mr. Bailey has been appointed to the position of Vice President of Helium and Gas Operations.

(a)  EXHIBITS

     99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        NATHANIEL ENERGY CORPORATION
                                        (Registrant)


Date:  May 15, 2003

                                        By:  /s/  Stan Abrams
                                             ----------------------------------
                                             Stan Abrams, CEO
                                             Nathaniel Energy Corporation