Form 10QSB/A
period 2003-03-31
NATHANIEL ENERGY CORP
filed 2003-06-11
CIK 1096939

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: March 31, 2003, 38,262,664 shares of common stock, $.0001 par value.

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

     99.3 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     99.4 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        NATHANIEL ENERGY CORPORATION
                                        (Registrant)


Date:  June 10, 2003

                                        By:  /s/  Stan Abrams
                                             ----------------------------------
                                             Stan Abrams, CEO
                                             Nathaniel Energy Corporation