Form 10QSB
period 2003-06-30
NATHANIEL ENERGY CORP
filed 2003-08-19
CIK 1096939

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ending June 30, 2003


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                         Commission file number 33-58972
                                  ------------

                          NATHANIEL ENERGY CORPORATION

                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                 84-1572525
          (State of Incorporation)             (IRS Employer Identification No.)

  8001 S. InterPort Blvd, Englewood, Colorado                80112
 (Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number,(303) 690-8300

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [  ]   No [  ]

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: June 30, 2003, 38,262,664 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [  ]   No [ X ]

PART I.  FINANCIAL INFORMATION                                      Page Numbers

Item 1.   Financial Statements (unaudited)

          Balance Sheet as of June 30,2003 and June 30, 2002               2

          Statements of Operations three months and six months
           ended June 30, 2003 and 2002                                    3

          Statements of Cash Flows six months ended
           June 30, 2003 and 2003                                          4

          Notes to Financial Statements                                    5


Item 2.  Management's Discussion & Analysis                               12

Item 3.  Controls and Procedures                                          15

PART II. OTHER INFORMATION                                                16


SIGNATURES

CERTIFICATIONS



Item I: Financial Statements

                                           Nathaniel Energy Corporation

                                                   BALANCE SHEETS
                                                    (Unaudited)

                                                                                    June 30,           December 31,
                                                                                      2003                 2002
                                                                                  ------------         ------------
       ASSETS
CURRENT ASSETS
       Cash                                                                       $  1,021,094         $    202,057
       Accounts receivable                                                           1,081,295                4,784
       Inventory                                                                       249,400              248,040
       Other current assets                                                            166,528              125,797
             Total current assets                                                    2,518,317              580,678

PROPERTY AND EQUIPMENT
       (net of accumulated depreciation)                                            11,997,658            1,809,556

OTHER ASSETS
       Investment in Keyes                                                           1,450,000
       Web site                                                                        150,000
       Investment at cost                                                               25,050
       Accounts receivable related party                                               157,925              152,482
       Intangible assets                                                                16,820               16,367
                                                                                       341,342            1,618,849
             TOTAL ASSETS                                                         $ 14,865,770         $  4,009,083
                                                                                  ============         ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                           $  1,402,106         $    524,498
       Payroll taxes payable                                                            16,796                1,464
       Accrued wages                                                                 2,116,047            1,928,546
       Accrued interest payable                                                      1,027,270              496,563
       Accrued property taxes                                                           50,000
       Notes payable                                                                   203,122            4,095,470
       Current portion of long-term debt                                               813,582              320,541
             Total current liabilities                                               5,628,923            7,367,082

       Long-term debt, net of current portion                                       13,802,122              292,331
                                                                                  ------------         ------------
             Total long-term liabilities                                            13,802,122              292,331

Minority interest                                                                      146,578               26,358

STOCKHOLDERS' DEFICIT
       Preferred stock, 2,000,000 shares of $.001 par value                               --                   --
             authorized, none issued or outstanding
       Common stock, 75,000,000 shares of $.001 par value
             authorized, 38,262,664 shares, 36,912,664 shares and
             issued and outstanding at June 30, 2003 and December 31, 2002              38,263               36,913
       Additional paid-in capital                                                    7,481,404            6,682,704
       Less: Unpaid stock subscriptions receivable                                    (175,500)            (175,500)
       Accumulated deficit                                                         (12,056,020)         (10,220,805)
             Total stockholders' deficit                                            (4,711,853)          (3,676,688)
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 14,865,770         $  4,009,083
                                                                                  ============         ============




                                                   NATHANIEL ENERGY CORPORATION

                                                     STATEMENT OF OPERATIONS
                                                            (Unaudited)


                                                             For the Three Months Ended             For the Six Months Ended
                                                             June 30,           June 30,          June 30,             June 30,
                                                              2003                2002             2003                 2002
                                                            ---------          ---------       ------------          ---------

Revenue
        Sales                                               1,556,803             11,669       $  2,908,548            147,810


Cost of Sales                                                 676,851             13,439          1,827,323            163,026


        Gross Margin (Loss)                                   879,952             (1,770)         1,081,225            (15,216)


Selling, general and administrative expense
        Non-cash compensation                                 200,000          2,346,000
        Other selling general and adminitstratve            1,009,858            438,806          2,136,647            527,721

                                                            1,009,858            438,806          2,336,647          2,873,721

Loss from operations                                         (129,906)          (440,576)        (1,255,422)        (2,888,937)

Other income and (expense)
        Keyes Helium Project                                   20,733
        Loss on disposal of equipment                         (13,207)
        Interest expense                                     (181,116)           (26,156)          (561,424)          (133,928)
        Investment income                                       1,367              1,044
        Other income                                             --                 --               25,089               --

        Income (Loss) before income taxes                    (309,655)          (466,732)        (1,783,187)        (3,022,865)


        Income tax benefit                                       --                 --                 --                 --

Loss before minoirty interest                                (309,655)          (466,732)        (1,783,187)        (3,022,865)
Minority interest                                            (107,386)              --             (120,220)              --


Net Income (loss)                                        $   (417,041)      $   (466,732)      $ (1,903,407)      $ (3,022,865)
                                                         ============       ============       ============       ============

Weighted average number of common shares                   38,262,664         22,612,623         38,262,664         22,612,623
                                                         ============       ============       ============       ============


Basic net loss per share                                 $      (0.01)      $      (0.02)      $      (0.05)      $      (0.13)
                                                         ============       ============       ============       ============





                                            NATHANIEL ENERGY CORPORATION

                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                  For the Period ended
                                                                             June 30,                June 30,
                                                                               2003                   2002
                                                                               ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                              (1,903,407)            (3,022,865)
      Adjustments to reconcile net loss to net cash flows
          from operating activities:

              Depreciation                                                     317,102                 15,987
              Minority interest                                                120,220                   --
              Non cash compensation                                            187,501              2,303,459
              Changes in assets and liabilities:
                 (Increase)decrease in accounts receivable                  (1,112,638)                (7,583)
                 Increase in inventory                                          (1,360)               (60,350)
                 Increase(decrease) in accrued expenses                        427,381                (91,940)
                 Increase (decrease) in accounts payable                     1,867,977                 12,489
                                                                           -----------            -----------
                      Net cash flows from operating activities                 (97,224)              (850,803)

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in Keyes Helium Project                                          --                     --
      Purchase of MSN Corporation                                              (25,050)
      Purchase of equipment                                                 (9,083,304)              (265,839)
      Loans to Ripetouch Greenhouse                                               --                  (15,175)
                                                                           -----------            -----------
                      Net cash flows from investing activities              (9,108,354)              (281,014)


CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of debt                                                      11,409,507              1,650,000
      Stock issued for cash                                                    800,050                970,998
      Debt repaid                                                           (2,184,942)              (773,731)
                                                                           -----------            -----------
                      Net cash flows from financing activities              10,024,615              1,847,267

NET INCREASE IN CASH                                                           819,037                715,450

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   202,057                 (9,233)

CASH AND CASH EQUIVALENTS, END OF YEAR                                       1,021,094                706,217
                                                                           ===========            ===========


CASH PAID FOR INTEREST                                                          12,579                 39,779

CASH PAID FOR INCOME TAXES                                                        --                     --

NON CASH FINANCING ACTIVITIES                                                     --                     --

                                                           4

                          Nathaniel Energy Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Significant Accounting Policies and Nature of Operations:

Condensed footnotes:

As contemplated by the Securities and Exchange Commission instructions to Form 10QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Nathaniel Energy Corporation's annual financial statements set forth in Form 10-KSB for the year ended December 31, 2002.

Certain forward-looking statements are made in the Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the economy.

Unaudited Financial Statements:

The financial information included in this report, which includes its 51% owned subsidiary has not been audited and should not be relied upon to the same extent as audited financial statements. The financial information included in this report reflects all adjustments, which are in the opinion of management, is necessary for a fair presentation of the results for the interim period. Nevertheless, the results shown are for interim periods and are not necessarily indicative of results to be expected for the year.

Description of Business:

Nathaniel Energy Corporation ("the Company") has been in the business of developing energy reclamation processes and recycling, including the operation of used tire recycling and collection services, since 1997. Additionally, the Company, in April 2003, completed the acquisition of a natural gas processing facility. The Company operates a 26-acre tire recycling and reclamation facility in Hutchins, Texas. In addition to operating the Hutchins facility, the Company is engaged in the development of alternative energy conversion processes and related technologies and has an exclusive license to a patented technology known as the Thermal Combustor.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

On April 3, 2003 the Company completed the acquisition of Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas/El Paso ("CIG") (the Company purchased its initial interest in Keyes Helium on August 27, 2002). It also acquired the Keyes Gathering System and Sturgis Gas Processing Plant and Compressor Station. These facilities are located on a 15-acre site in Keyes, OK. These facilities receive and process natural gas, removing liquid gases and helium and then sending the natural gas into a natural gas pipeline. The Company's interest in Keyes Helium is through a 51% owned subsidiary, Nathaniel Energy Oklahoma Holding Corporation ("NEC OK") that owns 100% of Keyes Helium.

Business Segments:

Nathaniel's operations are presently conducted in three separate facilities, the tire reclamation and processing in Hutchins, Texas, the natural gas processing and helium production in Keyes, Oklahoma and the alternate energy engineering and corporate offices in Englewood, Colorado.

Critical Accounting Policies:

The financial statements include the accounts of Nathaniel Energy Corp. and it's subsidiaries. All material inter-Company accounts and transactions have been eliminated in consolidation.

Revenue Recognition:

The Company's tire reclamation and processing facility recognizes revenue several ways, first when tires are accepted at the facility ("tipping fees") and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds.

The Company's helium, liquid gas and natural gas revenues are recognized in the period of delivery. The fees are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM") and the natural gas pipeline operators. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a contract for the helium processed. The natural gas liquids processed are currently sold as produced.

The Company's alternate energy operation recognizes revenues from the sale of thermal combustors based upon the terms of the individual contract.

                                    NOTES TO
                        FINANCIAL STATEMENTS (Unaudited)


Property and Equipment and Related Depreciation:

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method. Estimated useful lives of the assets used in the computation of depreciation are as follows:

                  Machinery and equipment             5 - 7 years
                  Buildings                           25 years
                  Vehicles                            5 years
                  Gathering pipeline                  20 years

Inventory:

The tire processing facility inventory consists of processed and partially processed tire shreds, which are held for sale to end-users. At June 30, 2003 and June 30, 2002, the Company had contracts to sell processed tire shred at an agreed upon per ton price. Tire shred inventory is valued at its cost to produce, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The gas processing facility has helium inventory stored in the BLM facility in Texas; this inventory is based on the last-in-first-out method. There is a contract with the BLM, which encompasses activity fees, storage fees and an annual fee to the BLM.

Recent Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and the Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishments of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit of Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather then the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied

                               NOTES TO FINANCIAL
                             STATEMENTS (Unaudited)

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

Going Concern:

The Company has experienced recurring operating losses, resulting in minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations. It has a deficiency in working capital at December 31, 2002 of approximately $6.8 million, and a deficiency in stockholders' equity of approximately $4 million.

In April 2003 the Company purchased Keyes Helium, Keyes Gathering Systems and Sturgis Gas Processing Plant from CIG. It is anticipated that this acquisition will continue to generate historically positive cash flow. The funds generated will be used to finance the Company's operations and to pay down debt.

Management's Plan Going Forward

Management plans to increase revenues in its Texas tire recycling plant and in its Oklahoma helium plant and gathering station by expanding current operations. The Hutchins, Texas tire reclamation facility has been outfitted to 90% of its maximum manufacturing capacity by means of new equipment purchased in 2002, innovative design and strategic placement of existing equipment. These developments will allow the facility to operate at maximum production that will increase its revenue.

On April 3, 2003 the Company completed the acquisition of 51% of Keyes Helium. In addition the Company purchased 51% of the Keyes Gathering System and 51% of the Sturgis Gas Processing Plant and compressor station. These facilities are located in Keyes, OK on a 14.924-acre site. The Keyes Helium plant operates a three-stage helium extraction, purification and liquification process that is strategically connected on the BLM helium reserve and pipeline system making it beneficial for companies to utilize our services. On April 3, 2003 the Company

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

executed a "Take and Pay" Operating Agreement with CIG for a minimum three-year term for the processing and sale of low Btu gas for their pipeline needs. The Company is negotiating new leases to add revenues to the already profitable helium operation that will increase cash flow and the Company has entered into negotiations with third party companies (Producers) for the gathering and processing of natural gas from additional wells and gathering fields.

Acquisitions:

On August 27, 2002, the Company and an outside investor acquired 100% of the outstanding common shares of MICNIC Rodeo Gathering, Inc. ("MICNIC"), an 18.55% limited partner in Keyes Helium, from Michigan Pipeline & Processing Corp. The purchase price of the acquisition was $1,450,000, all paid by the Company. The investor was allocated 49% of the MICNIC common stock, and the Company retained 51%. The investor provided total cash of $1,800,000 to the Company to finance the acquisition. Including other loans related to this project, including the subsequent acquisition of the remaining Keyes Helium interest described below, this individual holds $12,447,215, after the debt conversion of April 9, 2003 of the Company's convertible debt at June 30, 2003. Also, on April 9, 2002 this individual converted $1,350,000 of debt to equity.

On April 3, 2003 the Company acquired the remaining 81.45% of Keyes Helium from Colorado Interstate Gas/El Paso for an amount of $8,658,855. Concomitant, the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and Compressor Station, each a subsidiary of El Paso Gas, for an aggregate amount of $1,288,360.

Subsequently, also on April 3, 2003, the Company transferred its entire interest in Keyes Helium, Sturgis Gas Plant and Gathering System to NEC OK. The outside investor described above also contributed his ownership interest in Keyes to NEC OK. NEC OK therefore owns 100% of Keyes Helium. The Company owns 51% of NEC OK and the outside investor owns the remaining 49% of NEC OK.

Proforma Income Statement

The following table represents a proforma income statement for the three months and six months ended June 30, 2003 and June 30, 2002, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period(s).


                   For the three months ended       For the six months ended
                    June 30,         June 30,       June 30,         June 30,
                     2003             2002            2003             2002
                  ----------------------------      ---------------------------

Revenue           $2,802,374        $1,980,235     $ 4,321,726       $3,797,415
Net income (loss) $ (135,203)       $  158,356     $(1,275,952)      $   70,600
Income (loss)
 per share        $   (0 .01)       $    0 .01     $    (0 .04)      $    0 .03

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

For the periods ending 2002 the financial information was obtained from the previous owner and may not be comparable to the Company's financial statements as the previous owner operated the acquisition as a wholly owned subsidiary and did not allocate all costs applicable to the operation.

Property and Equipment:

Following is a summary of property and equipment at June 30, 2003 and June 30, 2002:


     Machinery and equipment          $  8,475,472    $    764,859
     Pipelines                           2,830,750            --
     Buildings                             400,000         100,000
     Vehicles                              368,441         188,474
     Land                                  290,000         290,000
     Furniture and Fixtures                 86,471          29,459
     Land Improvements                      97,365          16,234
                                      ------------    ------------

                                        12,548,499       1,389,026
     Less: accumulated depreciation       (550,841)       (162,847)
                                      ------------    ------------

                                      $ 11,997,658    $  1,226,179
                                      ============    ============
Segment Information

The Company operates in two separate industry segments; tire reclamation and processing and natural gas and helium processing and production. Information regarding these segments are stated below.


                                                   Six months ended June 30,
                                                    2003               2002

Revenues:
Tire Reclamation                                 $   251,334        $   147,575
Natural Gas Production                           $ 2,657,236        $      --

Income (Loss) before taxes:
Tire Reclamation                                 $  (357,147)       $  (449,783)
Natural Gas Production                           $   221,944        $      --

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note Payable:

On April 3, 2003 a single investor and creditor loaned the Company an additional $10,047,215 to facilitate the acquisition of Keyes Helium, the Keyes Gathering System and the Sturgis Gas Processing Plant and Compressor Station located in the Keyes, Oklahoma area. This note is to be repaid in quarterly installments beginning in September 2003 in an amount being negotiated between the Company and the investor but not to exceed $500,000 per quarter which will include interest at 8% until it matures in 2010. The assets of the Keyes Helium plant collateralize the loan. In addition to the collateral the investor received 49% of the stock in NEC OK, a subsidiary of the Company to which the entire Keyes Helium interest was transferred, while the Company owns the remaining 51%.

Related Party Transactions:

The Company paid certain expenses related to site clean up on behalf of Ripe Touch Greenhouse, LLC, ("RTG") an entity controlled by the Company's president. The balance receivable at June 30, 2003 and June 30, 2002 was $157,925 and $165,353 respectively. The advances are collateralized by an assignment of the assets of RTG and are non-interest bearing. The majority of the receivable relates to payments made on behalf of RTG for the processing and removal of tires from RTG's property in Calhan, Colorado.

Intellectual Property:

The Company owns three U.S. patents, the latest issued in February 2003. Also pending are a U.S. application for a patent, and a European patent application each covering the thermal combustor technology. The combustor is used to produce energy using alternate fuel sources and is then sold by the Company. The Company's ownership of technology is by assignment of the patents and pending applications from Stanley Abrams, the Company's chief executive officer. These patents and patent applications are for utility patents directed to devices and methods of uses. Two U.S. patents expire September 6, 2011 and December 4, 2012, respectively, while the third patent issued in February 2003 will expire in February 2020. Concurrent with and in consideration for the assignment of the technology in July 1998, the Company entered into a companion agreement with Messrs. Stanley and Brett Abrams which requires a reassignment of the thermal combustor technology to them in the event either one or neither of them is not fully employed by the Company as an officer, Stanley as president and chief executive officer, Brett as a vice president and both as directors. Furthermore, this companion agreement provides for a reassignment of the technology to Messrs. Abrams in the event the Company ceases business operations or becomes bankrupt. The Company and Messrs. Abrams intend to examine the desirability of replacing and may replace the assignment of ownership in the technology to the Company with the grant by Messrs. Abrams of a perpetual, non-expiring,

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

royalty free license to the Company subject to automatic termination upon the occurrence of any one of the events that would now require the to reassign the technology to Messrs. Abrams. Counsel has suggested to Messrs. Abrams and the Company that a license may be a more desirable and effective means of achieving the results intended by all parties than is achieved by the existing assignment and companion agreement, particularly in the event of business cessation or bankruptcy.

In April 2002 the Company, Alternate Capital, LLC ("ACL") and Stan Abrams, in connection with a consulting agreement between the Company and ACL, entered into an agreement regarding the reassignment of the above-mentioned patents to Stan Abrams.

This agreement provides for the reassignment of the patents if either of the following events occurs: (i) ACL votes in favor of removing either Stan or Brett Abrams as an officer or director of the Company for any reason other than for cause, or (ii) either voluntary or involuntary bankruptcy proceedings are filed by or against the Company and (a) prior to such filing, ACL shall have voted against (or provided the Company with written disapproval of) the Company's obtaining third-party financing, and (b) such vote or disapproval was a contributing factor to the filing of the bankruptcy proceedings by or against the Company.

Economic Dependency - Major Customer:

During 2002 and 2001, the Company's primary sales were made through several local customers and two major users of its tire derived fuel (TDF). The two major users each represent approximately 20% of its tire reclamation sales activities for both years. With the acquisition of the Keyes Helium, Sturgis Plant and Gathering system the majority of the sales will be from helium sales and processed natural gas sales, while there will be some additional sales of liquid gases and monthly fees from a take and pay blending contract with Colorado Interstate Gas. The various products have enabled the Company to reduce its dependency on any one customer, however one major Company purchases all of the helium produced under contract through 2007. Should this contract expire there are other major companies which would have an interest in purchasing the helium.


Item 2: Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Forward-looking Statements:

Certain forward-looking statements are made in this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that significantly affect expected results. For example, operating results may be affected by external factors. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the environmental industry, the Company's competitive position, and economic conditions in the market.

Critical Accounting Policies:

The financial statements include the accounts of Nathaniel Energy Inc. and it's subsidiaries. All material inter-Company accounts and transactions have been eliminated in consolidation.

Revenue Recognition:

The Company's tire reclamation and processing facility recognizes revenue several ways, first when tires are accepted at the facility ("tipping fees") and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds.

          Results of Operations for the three months ended June 30,2003 compared to the three months ended June 30, 2002
                ------------------------------------------------

For the three months ended June 30, 2003 revenue increased from $11,669 in 2002 to $1,556,803 in 2003 an increase of $1,545,134 or 13,242 percent. This increase in revenue is primarily due to Nathaniel Energy's acquisition of the Keyes Helium and Sturgis Gas Plant and gathering system from CIG. The Company purchased the facility on April 3, 2003.

Cost of sales increased from $13,439 in 2002 to $676,851 in 2003 an increase of $663,412 or 4,936 percent. The increase is primarily due to the acquisition of Keyes Helium, Sturgis Gas Plant and gathering system from CIG. The Company purchased the facility on April 3, 2003.

Total selling general and administrative expenses increased $571,052 or 130 percent from $438,806 for the period ended June 30,2002 to $1,009,858 in 2003. The major components making up the $1,009,858 are: salaries $306,386; professional fees $115,962; BLM storage $83,377; insurance $76,154; contract maintenance $27,147; outside services $25,504; office rent $20,429; and payroll taxes $18,196; the increase is primarily due to the purchase of the Keyes Helium and Sturgis Gas Plant and gathering system from CIG.

Interest expense increased from $26,156 for the period ended June 30, 2002 to $181,116 in the comparable period of 2003; the increase is due to the additional $11.4 million in debt financing added during the current period.

          Results of Operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002
                 ----------------------------------------------

For the six months ended June 30,2003 revenue increased from $147,810 in 2002, to $2,908,548 in 2003, an increase of $2,760,738 or 1,871 percent. This increase in revenue is primarily due to Nathaniel Energy's acquisition of the Keyes Helium and Sturgis Gas Plant and gathering system from CIG. The Company purchased the facility on April 3, 2003.

Cost of sales increased from $163,026 in 2002 to $1,827,323 in 2003, an increase of $1,664,297, or 1,843 percent. The increase is primarily due to an increase in the operations of the Company with the acquisition of the Keyes Helium and Sturgis Gas Plant facility.

Total selling, general and administrative expenses decreased $845,074 or 30.8 percent from $2,873,721 for the period ended June 30,2002 to $2,028,647 in 2003. This is primarily due to recording $2,346,000 in non-cash compensation in 2002 and $200,000 in 2003.

Other selling, general and administrative expenses increased from $527,721 to $1,828,647. The major components making up the $1,828,647 are salaries and wages $561,166; outside services $ 85,512; property taxes $20,000; BLM gas storage expense $83,377;professional fees $192,209; insurance $94,205; utilities $100,877, all primarily reflecting the operation of the Keyes Helium plant and the gas gathering system and an increase in travel, professional fees, marketing and communications; encompassing brand awareness, positioning, aggregation of content, research analysis, design and functionality of website and collateral material.

Interest expense increased from $133,928 in the period ended June 30,2002 to $561,424 in the comparable period of 2003, which is due to the additional $11.4 million in debt financing added during 2003.

Liquidity and Capital Resources:

As of June 20, 2003 Nathaniel Energy has outstanding notes payable of $14,615,704, including installment notes with financial institutions secured by equipment totaling $597,625, with an average interest rate of 11.1%. The remaining $14,018,079 in outstanding notes consists of secured and unsecured term loans from individuals with an average interest rate of 12.1%. Of this amount, $247,000 is due immediately since the notes are past their scheduled due dates. The $12,447,215 note to the above mentioned investor is to be repaid in quarterly installments starting in September 2003 in an amount to be negotiated between the Company and the investor not to exceed $500,000, which includes interest at 8%. If a persistent problem should occur at the helium plant, the plant may not be able to generate sufficient sales to cover the Company's existing debt service.

Nathaniel Energy has cash of $1,021,094 at June 30, 2003. These funds will be used to fund the Company's operations and to pay down on the existing debt. Nathaniel Energy has committed to use eighty percent of this cash flow to retire its obligation to a non-management investor who provided funding for the acquisition.

On July 15, 2003 the Company received a contract and letter of credit for the sale of two 1250 Thermal Combustors. The contract is between L & R Energy Co., LLC, European Waste Solutions, Inc. and Electronic Solar of Italy for a RDF project in Cologna Veneta, Italy. The letter of credit is with Banca Monte Dei Pashi Di Siena, which has a representative in New York, and the letter may be presented to any U.S. bank. The Company has 277 days from the date of formal acceptance to construct, deliver and test the combustors in order to collect on the letter of credit. The test will be to determine that the combustors will generate a minimum of 42,495 pounds of steam per hour for each unit. The final price has yet to be determined at this writing.

The following is a summary of Nathaniel Energy's cash flows from operating, investing, and financing activities during the periods indicated:


Period ended June 30, 2003

                                                 2003                   2002
                                                 ----                   ----

Operating activities                         $     90,556          $   (850,803)
Investing activities                           (9,416,354)             (281,014)
Financing activities                           10,144,835             1,847,267
                                             ------------          ------------
Net effect on cash                           $    819,037          $    715,450
                                             ============          ============

Operating activities net change is due primarily to an increase in accounts payable of $1,8 million, while the net change in investing activities is primarily the purchase of equipment for $10.8 million and the net change in financing activities is primarily the issuance of debt in the amount of $11.4 million and the repayment of debt in the amount of $2.1 million.


Item 3 Controls and Procedures
------------------------------

Based upon an evaluation completed within 90 days prior to the filing of this quarterly report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information on a timely basis as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company's disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances or errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurances of achieving the goals of these systems in light of the Company's resources and nature of the Company's business operations. Theses control systems remain subject to risks of human error and the risk that one or more individuals in management or non-management positions can circumvent controls for wrongful purposes.

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings:
           None

Item 2.    Change in Securities and Use of Proceeds:
           1,340,000 shares were sold for $1,400,050; the funds were used to fund the Company's operations.

Item 3.    Default Upon Senior Securities:
           None

Item 4.    Submission of Matters to a Vote of Security Holders:
           None

Item 5.    Other Information:

Item 6.    Exhibits and Reports:
           Exhibits:
           31.1 Certificate of the Chief Executive Officer of Nathaniel Energy Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certificate of the Chief Financial Officer of Nathaniel Energy Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certificate of the Chief Executive Officer of Nathaniel Energy Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certificate of the Chief Financial Officer of Nathaniel Energy Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Reports on Form 8-k
                    Form 8-k was issued July 2, 2003 reflecting the acquisition of Keyes Helium, Sturgis Gas Processing Plant and Gathering System.