Form 10QSB
period 2003-09-30
NATHANIEL ENERGY CORP
filed 2003-11-14
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the transition period from ________________to ___________________

                        Commission File Number: 33-58972

                          NATHANIEL ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)



   Delaware                                      84-1572525
(State or other                     (IRS Employer Identification No.)
jurisdiction of
incorporation or organization)


               8001 S. InterPort Blvd., Englewood, Colorado 80112
                    (Address of principal executive offices)

                                 (303) 690-8300
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                              --

There are 68,362,664 shares of common stock issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (check one) : Yes [ ] No [ X ]

                          NATHANIEL ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                TABLE OF CONTENTS
                                -----------------



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (un-audited)

         Balance Sheet as of September 30, 2003 and December 30, 2002       2

         Statements of Operations for the Three and Nine Months ended       3
          September 30, 2003 and 2002

         Statements of Cash Flows for the Nine Months ended                 4
          September 30, 2003 and 2002

         Notes to Financial Statements                                      5-16

Item 2.  Managements Discussion and Analysis                                17

Item 3.  Controls and Procedures                                            22


PART II. OTHER INFORMATION                                                  23




The accompanying notes are an integral part of these consolidated financial statements.

                          NATHANIEL ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                     September 30,         December 31,
                                                         2003                 2002
                                                   -------------------  --------------------
                                                       (Unaudited)
Assets

Current assets:
  Cash                                                  $ 1,020,557             $ 202,057
  Accounts receivable                                       756,415                 4,784
  Inventory                                                 249,400               248,040
  Prepaid expenses                                           87,640                 3,396
  Advances receivable                                        18,344                25,550
                                                   -------------------  --------------------

Total current assets                                      2,132,356               483,827

Property and equipment, net of accumulated
  depreciation                                           11,826,976             1,809,556

Intangible assets, net                                      135,500                     -
Cash restricted for property and equipment                  199,970                     -
Investment                                                        -             1,450,000
Related party receivables                                   285,795               226,833
Deposits                                                     60,127                22,500
Other assets                                                 35,417                16,367
                                                   -------------------  --------------------

Total Assets                                           $ 14,676,141           $ 4,009,083
                                                   ===================  ====================


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                      $ 1,359,787             $ 524,498
  Accrued compensation                                    1,210,765             1,928,546
  Accrued interest                                        1,306,698               496,563
  Accrued property tax                                      105,057                     -
  Payroll liabilities                                         3,728                 1,464
  Notes payable, current portion                            329,101                     -
  Notes payable - stockholders, current portion             120,359             4,416,011
                                                   -------------------  --------------------

Total current liabilities                                 4,435,495             7,367,082

Long-term debt                                              253,360               292,331
Long-term debt, stockholder                              15,097,215                     -
                                                   -------------------  --------------------

Total liabilities                                        19,786,070             7,659,413
                                                   -------------------  --------------------

Minority interest                                                 -                26,358
                                                   -------------------  --------------------

Stockholders' equity:
Common stock                                                 38,363                36,913
APIC                                                      8,764,763             6,682,704
Subscription receivable                                    (175,500)             (175,500)
Accumulated deficit                                     (13,737,555)          (10,220,805)
                                                   -------------------  --------------------

Total stockholders' equity                               (5,109,929)           (3,676,688)
                                                   -------------------  --------------------

Total Liabilities and Stockholders' Equity             $ 14,676,141           $ 4,009,083
                                                   ===================  ====================


The accompanying notes are an integral part of these consolidated financial statements.



                          NATHANIEL ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 20, 2003
                                  (UNAUDITED)



                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                            ----------------------------------   ----------------------------------
                                                   2003                  2002              2003              2002
                                              --------------     ------------------  --------------  -----------------


Revenue                                        $ 2,716,970            $ 82,536        $ 5,625,518          $ 230,346

Cost of revenue                                  2,834,531             222,142          5,672,998            385,168
                                              --------------  ------------------     --------------  -----------------

Gross profit (loss)                                (117,561)           (139,606)          (47,480)          (154,822)

Selling, general and administrative expenses      1,126,838             271,569         2,647,341          3,145,290
                                              --------------  ------------------     --------------  -----------------

Loss from operations                             (1,244,399)           (411,175)       (2,694,821)        (3,300,112)

Other income (expense)
  Partnership income                                      -                   -            20,733                  -
  Loss on disposal of equipment                           -                   -           (13,207)                 -
  Interest expense                                 (320,597)           (211,928)         (882,021)          (345,856)
  Investment income                                      75                   -             1,119                  -
  Other income                                            -                   -            25,089                  -
                                              --------------  ------------------     --------------  -----------------

Loss before income taxes and minority interest   (1,564,921)           (623,103)       (3,543,108)        (3,645,968)

Income tax expense                                        -                   -                 -                  -
                                              --------------  ------------------     --------------  -----------------

Loss before minority interest                    (1,564,921)           (623,103)       (3,543,108)        (3,645,968)

Minority interest                                   146,578                   -            26,358                  -
                                              --------------  ------------------     --------------  -----------------

Net loss                                        $(1,418,343)         $ (623,103)    $  (3,516,750)      $ (3,645,968)
                                              ==============  ==================    ==============  =================

Loss per share, basic and diluted                   $ (0.04)            $ (0.02)          $ (0.09)           $ (0.13)
                                              ==============  ==================    ==============  =================

Weighted average shares outstanding              38,362,664          36,066,524        38,087,664         29,021,984





The accompanying notes are an integral part of these consolidated financial statements.
                                        3

                          NATHANIEL ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                  (UNAUDITED)


                                                                                        2003                 2002
                                                                                 -------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (3,516,750)        $ (3,645,968)
Adjustments to reconcile net loss to net cash
  provided by operations:
    Depreciation and amortization                                                       479,557               85,133
    Minority interest                                                                   (26,358)                   -
    Stock issued for services                                                           845,000            2,511,200
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                  (207,119)              22,455
  Inventory                                                                             260,017              (95,000)
  Prepaid expenses                                                                      (18,926)                   -
  Advances receivable                                                                     7,206                    -
Increase (decrease) in:
  Accounts payable and accrued expenses                                               1,616,153              (52,007)
                                                                             -------------------  -------------------

Net cash flows from operating activities                                               (561,220)          (1,174,187)
                                                                             -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                                (37,627)                   -
Other assets                                                                            (19,000)                   -
Cash restricted for property and equipment                                             (199,970)                   -
Related party receivable                                                                (58,962)             (53,480)
Acquisitions of assets, net of cash received                                         (9,396,414)          (2,331,177)
                                                                             -------------------  -------------------

Net cash flows from investing activities                                             (9,711,973)          (2,384,657)
                                                                             -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                          11,147,215            4,860,000
Repayments of notes payable                                                             (55,522)            (729,152)
Stock issued for cash                                                                         -               34,750
                                                                             -------------------  -------------------

Net cash flows from financing activities                                             11,091,693            4,165,598
                                                                             -------------------  -------------------

Net increase in cash                                                                    818,500              606,754

Cash, beginning of period                                                               202,057                4,066
                                                                             -------------------  -------------------

Cash, end of period                                                                 $ 1,020,557            $ 610,820
                                                                             ===================  ===================

Cash paid for:
  Interest                                                                             $ 71,886             $ 68,884
  Income taxes                                                                                -                    -



The accompanying notes are an integral part of these consolidated financial statements.

                          NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

Note 1-   Significant Accounting Policies and Nature of Operations:

          Condensed footnotes:

          As contemplated by the Securities and Exchange Commission instructions to Form 10-QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Nathaniel Energy Corporation's annual financial statements set forth in Form 10-KSB for the year ended December 31, 2002.

          Unaudited Interim Financial Statements:

          The accompanying unaudited interim financial statements, which include the Company's 51% owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

          Description of Business:

          Nathaniel Energy Corporation (the "Company") is a renewable energy company that provides industry with an alternative energy equal to that of fossil fuels. Its proprietary patented technology, the Thermal Combustor(tm), is a 2-stage gasification system designed to combust waste, biomass, tires and any other solid, carbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

          The Company's patented technology has three main global applications: licensing, creating energy infrastructures and building mini power plants. The Company intends to license the Thermal Combustor(tm) technology to qualified companies, joint venture partners, and distributorships. The Company intends to build energy infrastructures that will produce special gases and byproducts. The Company intends to build mini power plants for businesses that seek an independent source of energy. These mini power plants are built at the businesses premises ("in the fence") that can reduce the businesses dependence on fossil fuels and power from the local utility. In some cases, the mini power plants can become a businesses self sustained utility.

          The Company has been in the business of developing energy reclamation processes and recycling, including the operation of used tire recycling and collection services, since 1997. Additionally, the Company, in April 2003, completed the acquisition of a natural gas processing facility in Keyes,

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

          Oklahoma. The Company operates a 26 acre tire reclamation and processing facility in Hutchins, Texas. In addition to operating the Hutchins facility and the Keyes gas operations plant, the Company is engaged in the development of alternative energy conversion processes and related technologies and has an exclusive license to the patented technology known as the Thermal Combustor(tm).

          On April 3, 2003 the Company completed the acquisition of Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas/El Paso ("CIG") (the Company purchased its initial interest in Keyes Helium on August 27, 2002). It also acquired the Keyes Gathering System, Sturgis Gas Processing Plant and Compressor Station. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, removing liquid gases and helium and then sending the natural gas into a natural gas pipeline. The Company's interest in Keyes Helium is through a 51% owned subsidiary, Nathaniel Energy Oklahoma Holding Corporation ("NEC OK") that owns 100% of Keyes Helium.

          Business Segments:

          The Company's operates two separate segments which are presently conducted in three separate facilities:
               -    the tire reclamation and processing in Hutchins, Texas,
               - the natural gas processing, gas liquids and helium production in Keyes, Oklahoma and the alternate energy engineering and corporate offices in Englewood, Colorado.

          Critical Accounting Policies:

          The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

          The Company's helium, liquid gas and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and its wholesale gas customers. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a contract for the helium processed. The natural gas liquids processed are currently sold as produced.

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

          The Company's alternate energy operation will recognize revenue from the sale of Thermal Combustors(tm) based upon the terms of each individual contract.

          Property and Equipment and Related Depreciation:

          Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method. Estimated useful lives of the assets used in the computation of depreciation are as follows:


                  Machinery and equipment                 5 - 20 years
                  Buildings                               25 years
                  Vehicles                                5 years
                  Gathering pipeline                      20 years

          Inventory:

          The tire processing facility inventory consists of processed and partially processed tire shreds, which are held for sale to end-users. Small portions of the partially shredded tire inventory are being used to augment incoming tires to meet the tonnage demand for our tire shred sales. During the tire shredding process, additional higher wire content shreds are being added to the inventory on a daily basis. This results in a small drop in inventory that is being offset by the additional volumes from ongoing production. Further processing of higher wire content shreds being added into inventory cannot be realized until the Company has additional funds to purchase machinery dedicated to this purpose.

          Tire shred inventory is valued at its cost to produce, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The gas processing facility has helium inventory stored in the BLM facility in Texas; this inventory is based on the last-in-first-out method. There was negligible helium inventory at September 30, 2003. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM.

          Reclassifications:

          Certain expenses reported in the second quarter 2003 10QSB filing have been reclassified to conform to the current period presentation. This reclassification involves the movement of expenses from selling, general and administrative to cost of revenue. These reclassifications had no effect on net income or stockholders' equity.

          Recent Accounting Pronouncements:

          In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


          other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

          Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's consolidated financial position or results of operations.

          In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


          instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

          Note 2-Basis of Presentation:

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements the Company has experienced recurring operating losses, capital resources presently available to meet and has a deficiency in working capital at September 30, 2003 of approximately $2.3 million, and a deficiency in stockholders' equity of approximately $5.1 million.

          Management has undertake certain efforts to eliminate the deficiencies adn generate positive cash flow, as described below.

          In April 2003 the Company purchased Keyes Helium, Keyes Gathering Systems and Sturgis Gas Processing Plant from CIG. It is anticipated that this acquisition and related additions will generate positive cash flow. The funds generated will be used to finance the Company's operations and to pay down debt.

          The Company, in October of 2003, significantly restructured its debt, including conversion of $10 million of debt to equity. Additionally, $795,000 of accrued interest has been incorporated into a new, long-term note, and an additional $488,000 of accrued interest has been forgiven. This restructuring will significantly reduce the cash needed for debt repayment until 2005 and beyond.

          The Company also has begun negotiations on new contracts to increase revenue and cash flow. These contracts are discussed below.

          Management's Plan Going Forward:

          Management plans to increase revenues in its Texas tire recycling plant and in its Oklahoma helium plant, gas gathering system and gas processing plant by expanding current operations. The Hutchins, Texas tire reclamation facility has been outfitted to 90% of its maximum manufacturing capacity by means of new equipment purchased in 2002, innovative design and strategic placement of existing equipment. These developments will allow the facility to operate at maximum production that will increase its revenue.

          On April 3, 2003 the Company completed the acquisition of 51% of Keyes Helium. In addition the Company purchased 51% of the Keyes Gathering System and 51% of the Sturgis Gas Processing Plant and its associated compressors. These facilities are located in Keyes, OK on a 14.924-acre site. The Keyes Helium plant operates a three-stage helium extraction, purification and liquification process that is strategically connected to the BLM helium reserve and pipeline system making it beneficial for companies to utilize our services. Based on the Keyes Helium Plant being connected on the BLM pipeline, the Plant can deliver crude helium to buyers and receive third party crude helium for toll-

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

          processing. The strategic location of being second in line of a series of plants connected to the BLM pipeline provides a higher line pressure at the interconnect to insure reliable delivery of crude helium to the Keyes Helium Plant. The pipeline connection, in and of itself, provides the Company with a competitive advantage over others that would have to truck the crude helium versus sending the gas flow through the pipeline. On April 3, 2003 the Company executed a "Take and Pay" Operating Agreement with CIG for a minimum three year term for the processing and sale of low Btu gas for their pipeline needs.

          The Company is negotiating toll-processing agreements to add revenues to the helium operation. In addition, the Company has entered into negotiations with third party companies (Producers) for the gathering and processing of new volumes natural gas from additional wells and gathering fields. The Company anticipates that these toll-processing agreements would generate an estimated $760,000 of gross profit once completed. The Company believes that the new natural gas agreements would enable the Company to double the gas flow through the Gas Processing Plant, generating new combined gross profit of approximately $1.7 million per year, if completed in early 2004 as anticipated. No assurance can be given that these agreements will be reached or, if they are reached, that these estimated results will be achieved.

          Note 3-Acquisitions:

          On August 27, 2002, the Company and an outside investor acquired 100% of the outstanding common shares of MICNIC Rodeo Gathering, Inc. ("MICNIC"), an 18.55% limited partner in Keyes Helium, from Michigan Pipeline & Processing Corp. The purchase price of the acquisition was $1,450,000, all paid by the Company. The investor was allocated 49% of the MICNIC common stock, and the Company retained 51%. The investor provided total cash of $1,800,000 to the Company to finance the acquisition. Including other loans related to this project, including the subsequent acquisition of the remaining Keyes Helium interest described below, this individual holds $15,097,215 of the Company's debt at September 30, 2003. An additional amount of $1,000,000 was loaned to the Company in October, 2003. On April 9, 2002 this individual converted $1,350,000 of debt to equity.

          On April 3, 2003 the Company acquired the remaining 81.45% of Keyes Helium from CIG for an amount of $8,658,855. Concurrently, the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant with the related compressors, both subsidiaries of El Paso Gas, for an aggregate amount of $1,288,360.

          Subsequently, also on April 3, 2003, the Company transferred its entire interest in Keyes Helium, the Sturgis Gas Plant and the Keyes Gathering System to NEC OK. The outside investor described above also contributed his ownership interest in Keyes Helium to NEC OK. NEC OK therefore owns 100% of Keyes Helium. The Company owns 51% of NEC OK and the outside investor owns the remaining 49 % of NEC OK.

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


          Pro Forma Income Statement

          The following table represents pro forma income statement information for the nine months ended September 30, 2003 and 2002, including the operations of the 2003 acquisitions as if the acquisitions had occurred at the beginning of the periods presented.

                                           Nine Months Ended
                                             September 30,
                        ----------------------------------------------------
                                2003                             2002
                           ------------------------     ------------------------
           Revenue        $     7,038,737              $      5,181,503
           Net loss            (3,735,905)                   (2,644,243)
           Loss per sare           $(0.10)                       $(0.09)

          For the period ended September 30, 2002 the financial information was obtained from the previous owner.

          Note 4-Property and Equipment:

          Following is a summary of property and equipment at September 30, 2003 and December 31, 2002:

                                           September 30,       December 31,
                                               2003                2002
                                         ------------------ --------------------


          Machinery and equipment        $    8,539,055      $    1,405,109
          Pipeline                            2,830,750                   -
          Buildings                             400,000             100,000
          Vehicles                              215,399             212,835
          Land                                  290,000             290,000
          Furniture, fixtures and equipment     132,915              18,759
          Improvements                          179,733              79,672
                                        ----------------          --------------
                                             12,587,852           2,106,375
         Less accumulated depreciation         (760,876)           (296,819)
                                        ----------------          --------------
         Net book value                 $    11,826,976      $    1,809,556
                                        ================          ==============

          Depreciation expense recorded in the financial statements was $210,035 and $69,146 for the three months ended September 30, 2003 and 2002, respectively and $465,057 and $85,133 for the nine months ended September 30, 2003 and 2002, respectively.

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


          Note 5-Segment Information:

          The  Company  operates  in  two  separate  industry   segments,   tire
          reclamation and processing and natural gas and helium processing and production. Information regarding these segments are stated below.



                                                                  Nine Months Ended
                                                                    September 30,
                                                ----------------------------------------------------
                                                         2003                    2002
                                                       ---------------         ---------------
         Revenue:
         Tire reclamation and corporate         $       445,591         $       230,346
         Helium and gas operations                    5,179,927                     -

         Loss before income taxes:
         Tire reclamation and corporate              (3,158,992)             (3,645,968)
         Helium and gas operations                   (  357,758)                    -


          Note 6-Note Payable:

          On April 3, 2003 a single investor and creditor loaned the Company an aggregate of $10,047,215 to facilitate the acquisition of Keyes Helium, the Keyes Gathering System and the Sturgis Gas Processing Plant with the related compressors. An additional $1 million was loaned in September, 2003 and $1 million in October, 2003. These notes were to be repaid in quarterly installments beginning in September
          2003 in an amount not to exceed $500,000 per quarter, which would include interest at 8% until they matured in 2010. The assets of the Keyes Helium plant collateralize the loan. In addition to the collateral the investor received 49% of the stock in NEC OK, a subsidiary of the Company to which the entire Keyes Helium, Keyes Gathering System and Sturgis Gas Processing Plant interests were transferred, while the Company owns the remaining 51%.

          Effective October 3, 2003, the Company and the investor entered into a Conversion Agreement pursuant to which the investor would settle an aggregate of $10 million of debt through the issuance of 50,000,000 shares of common stock to be issued by the Company to NEC Energy, LLC, a designee of the investor.

          The Company currently has 75,000,000 shares of common stock authorized for issuance. Prior to the conversion transaction, the Company had 38,262,664 shares of common stock issued and outstanding. Accordingly, the Company did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The Conversion Agreement provided that to the extent that the Company did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, NEC Energy had the irrevocable right to the shares that could not be issued. The Company has issued 30,000,000 shares of common stock to NEC Energy, and NEC Energy has the irrevocable right to an additional 20,000,000 shares of common

                        NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


          stock. In the Conversion Agreement, the Company agreed to take all required corporate action to seek the shareholders' approval to increase the number of authorized shares to a number which is at least sufficient for the Company to deliver all of the shares of common stock issuable to NEC Energy pursuant to the Conversion Agreement.

          Giving effect to the issuance of all of the shares of common stock under the Conversion Agreement, NEC Energy will own 56.6% of the issued and outstanding shares of common stock of Nathaniel Energy. A change in control of the Company occurred as a result of the closing of the Conversion Agreement.

          In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC Energy was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any.

          In September and October of 2003, the investor advanced an additional $2,000,000 to the Company. This debt has been incorporated into a new note bearing interest at the rate of eight percent per annum. Principal plus interest are payable in four quarterly payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006.

          The balance of the principal amount due to the creditor of $4,097,215 was incorporated into a second new note. Accrued interest of $794,936 will be included in the new note, for an aggregate principal balance of $4,892,152. The new note will bear interest at 8% per year. No payments will be due until March 31, 2007, at which time the note and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009.

          In connection with the new notes, the investor forgave $488,294 of accrued interest. This amount will be credited to additional paid-in capital.

          Note 7-Stockholders' Equity:

          During the nine months ended September 30, 2003, the Company issued 1,400,000 shares of common stock, valued at $995,000, for services.

          As of September 30, 2003, the Company had agreed to issue 100,000 shares of common stock, valued at $125,000, to an individual for legal services. These shares have not yet been issued and this amount is recorded in accounts payable at September 30, 2003.

          During the third quarter of 2003, certain employees who are officers, directors and shareholders waived accrued compensation aggregating $1,088,459. The employees agreed that the remaining accrued compensation due them of $864,885 can be paid, at the option of the Company, either out of profits or in stock. If paid in stock, the deemed value of the stock shall be $1.00 per share.

                          NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


          The Company subsequently agreed that it would pay an aggregate of $340,000 in cash to two of the employees. The Company agreed that it would issue 289,365 shares of common stock in payment of the remaining accrual to these two employees. These shares have not yet been issued. Payment terms of the remaining $235,520 due to a third employee have not been finalized.

          The company and two other employees have agreed to settle $314,213 of accrued wages through the issuance of 731,865 shares of common stock. These shares have not yet been issued.

          Note 8-Related Party Transactions:

          The Company paid certain expenses related to site clean up on behalf of Ripe Touch Greenhouse, LLC, ("RTG") an entity controlled by the Company's president. The balance receivable at September 30, 2003 and 2002 was $260,475 and $219,143, respectively. The advances are collateralized by an assignment of the assets of RTG and are non-interest bearing. The majority of the receivable relates to payments made on behalf of RTG for the processing and removal of tires from RTG's property in Calhan, Colorado.

          Also, see Notes 7 and 9 for a discussion of certain related party transactions as they relate to accrued compensation and patent licenses, respectively.

          Note 9-Intellectual Property:

          The Company owns three U.S. patents, the latest issued in February 2003. Also pending are a U.S. application for a patent, and a European patent application each covering the Thermal Combustor(tm) technology. The combustor is used to produce energy using alternate fuel sources which is then sold by the Company. The Company's ownership of technology is by assignment of the patents and pending applications from Stanley Abrams, the Company's chief executive officer, pursuant to an agreement dated July 7, 1998 and amended in September 2003. These patents and patent applications are for utility patents directed to devices and methods of uses. Two U.S. patents expire September 6, 2011 and December 4, 2012, respectively, while the third patent issued in February 2003 will expire in February 2020. Under the assignment agreement, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams in the event both Stanley Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event the Company ceases business operations or becomes bankrupt.

          In April 2002 the Company, Alternate Capital, LLC ("ACL") and Stan Abrams, in connection with a consulting agreement between the Company and ACL, entered into an agreement regarding the reassignment of the above mentioned patents to Stan Abrams. This agreement provides for the reassignment of the patents if either of the following events occurs: (i) ACL votes in favor of removing either Stan or Brett Abrams as an officer or director of the Company for any reason other than for cause, or (ii) either voluntary or involuntary bankruptcy proceedings are filed by or against the Company and (a) prior to such filing, ACL shall have voted against (or provided the Company with

                          NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

          written disapproval of) the Company's obtaining third-party financing, and (b) such vote or disapproval was a contributing factor to the filing of the bankruptcy proceedings by or against the Company.

          Note 10-Economic Dependency - Major Customer:

          During 2002 the Company's primary sales were made through several local customers and two major users of its tire derived fuel (TDF). The two major users each represented approximately 20% of its tire reclamation sales activities. With the acquisition of the Keyes Helium, Sturgis Plant and Gathering system the majority of the sales will be from helium sales and processed natural gas sales, while there will be some additional sales of liquid gases and monthly fees from a take and pay blending contract with Colorado Interstate Gas. The various products have enabled the Company to reduce its dependency on any one customer, however one major company purchases all of the helium produced under contract through 2007. Should this contract expire there are other major companies which have a stated interest in purchasing the helium.

          Note 11-Intangible Assets:

          The Company has capitalized web site development costs, pursuant to EITF 00-2. The total costs capitalized were $150,000, which are being amortized over three years. Amortization expense for the three and nine months ended September 30, 2003 is $12,500. There was no comparative expense in 2002.

          Note 12-Subsequent Events:

          Subsequent to September 30, 2003:

               - Effective October 3, 2003, the Company and the investor described in Note 6 entered into a Conversion Agreement pursuant to which the investor would settle an aggregate of $10 million of debt through the issuance of 50,000,000 shares of common stock to be issued by the Company to NEC Energy, LLC, a designee of the investor.

                    In September and October of 2003, the investor advanced an additional $2,000,000 to the Company ($1,000,000 in each month). This debt has been incorporated into a new note bearing interest at the rate of eight percent per annum. Principal plus interest are payable in four (4) quarterly payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006.

                    The balance of the principal amount due to the creditor of $4,097,215 was incorporated into a second new note. Accrued interest of $794,936 will be included in the new note, for an aggregate principal balance of $4,892,152. The new note will bear interest at 8% per year. No payments will be due until March 31, 2007, at which time the note and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009.

                          NATHANIEL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                    In connection with the new notes, the investor forgave $488,294 of accrued interest. This amount will be credited to additional paid-in capital.

               - The Company paid $340,000 of accrued compensation to two officers.

               - The Company finalized and executed a contract to sell two Thousand Combustors(tm) for $2,100,000.

          Item 2: Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

          Forward-looking Statements:

          This report specifies forward-looking statements of management of the Company ("forward-looking statements") including, without limitation, forward-looking statements regarding our expectations, beliefs, intentions and future strategies.

          Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the Company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the Company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

          The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. Such factors include, but are not limited to, changes in the regulatory environment, general conditions in the environmental industry, the Company's competitive position, and economic conditions in the market. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

          Description of Business:

          Nathaniel Energy Corporation (the "Company") is a renewable energy company that provides industry with an alternative energy equal to that of fossil fuels. Its proprietary patented technology, the Thermal Combustor(tm), is a 2-stage gasification system designed to combust waste, biomass, tires and any other solid, carbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

          The Company's patented technology has three main global applications: licensing, creating energy infrastructures and building mini power plants. The Company intends to license the Thermal Combustor(tm) technology to qualified companies, joint venture partners, and distributorships. The Company intends to build energy infrastructures that will produce special gases and byproducts. The Company intends to build mini power plants for businesses that seek an independent source of energy. These mini power plants are built at the businesses premises ("in the fence") that can reduce the businesses dependence on fossil fuels and power from the local utility. In some cases, the mini power plants can become a businesses self sustained utility.

          The Company has been in the business of developing energy reclamation processes and recycling, including the operation of used tire recycling and collection services, since 1997. Additionally, the Company, in April 2003, completed the acquisition of a natural gas processing facility in Keyes, Oklahoma. The Company operates 26 acre tire reclamation and processing facility in Hutchins, Texas. In addition to operating the Hutchins facility and the Keyes gas operations plant, the Company is engaged in the development of alternative energy conversion processes and related technologies and has an exclusive license to a patented technology known as the Thermal Combustor(tm).

          Critical Accounting Policies:

          The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

          The Company's helium, liquid gas and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and its wholesale gas customers. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a contract for the helium processed. The natural gas liquids processed are currently sold as produced.

          The Company's alternate energy operation will recognize revenue from the sale of Thermal Combustors(tm) based upon the terms of each individual contract.


          Results of  Operations  for the three months ended  September  30,2003
          ----------------------------------------------------------------------
          compared to the three months ended September 30, 2002
          -----------------------------------------------------

          For the three months ended September 30, 2003 revenue increased from $82,536 in 2002 to $2,716,970 in 2003 an increase of $2,634,434 or
          3,192%. This increase in revenue is primarily due to Nathaniel Energy's acquisition of the Keyes Helium and Sturgis Gas Plant and Gathering System from CIG. The Company purchased the facility on April 3, 2003. Revenues from the gas and helium processing operations were $2,522,691 during the quarter, with none during the preceding year.

          Revenues from tire operations were $194,279 during the quarter, an increase of $111,743, or 135%, from $82,536 in the preceding year.

          Cost of sales increased from $222,142 in 2002 to $2,834,531 in 2003 an increase of $2,612,389 or 1,176%. The increase is primarily due to the acquisition of the Keyes Helium and Sturgis Gas Plant and Gathering System from CIG. Cost of revenue for the gas and helium processing operations was $2,646,889, with none in the preceding year. Major components include cost of products of $1,839,165, payroll costs of $151,487, utilities and taxes of $238,074, depreciation of $139,363 and other costs of $278,800. Cost of revenue from tire operations was $187,642 during the quarter, a decrease of $34,500, or 16%, from $222,142 in the preceding year.

          Total selling general and administrative expenses increased $855,269 or 315% from $271,569 for the period ended September 30, 2002 to $1,126,838 in 2003. This increase in expenses is primarily due to adding personnel resources and support services based on the acquisition of the Keyes Helium and Sturgis Gas Plant and Gathering System from CIG. The major components of the current period expense of $1,126,838 are: payroll costs $358,781, travel and entertainment of $30,938 and investor relations and promotional expenses of $505,191 and professional fees of $125,000. The professional fees of $125,000 have been accrued and will be paid in shares of common stock.

          Interest  expense   increased  from  $211,928  for  the  period  ended
          September 30, 2002 to $320,597 in the comparable period of 2003; the increase is due to additional debt financing.

          Results of  Operations  for the nine months ended  September  30, 2003
          ----------------------------------------------------------------------
          compared to the nine months ended September 30, 2002
          ----------------------------------------------------

          For the nine months ended September 30, 2003 revenue increased from $230,346 in 2002, to $5,625,518 in 2003, an increase of $5,395,172 or
          2,342%. This increase in revenue is primarily due to Nathaniel Energy's acquisition of the Keyes Helium and Sturgis Gas Plant and Gathering System from CIG. The Company purchased the facility on April 3, 2003. Revenues from the gas and helium processing operations were $5,179,927 during the period, with none during the preceding year. Revenues from tire operations were $445,591 during the period, an increase of $215,245, or 93%, from $230,346 in the preceding year.

          Cost of sales increased from $385,168 in 2002 to $5,672,998 in 2003, an increase of $5,287,830, or 1,373%. The increase is primarily due to an increase in the operations of the Company with the acquisition of the Keyes Helium and Sturgis Gas Plant facility. Cost of revenue for the gas and helium processing operations was $5,059,282, with none in the preceding year. Major components include cost of products of $3,406,432, payroll costs of $314,575, storage costs of $415,815, utilities and taxes of $332,598, depreciation of $276,877 and other costs of $312,985. Cost of revenue from tire operations was $613,716 during the period, an increase of $228,548, or 59%, from $385,168 in the preceding year.

          Total selling, general and administrative expenses decreased $497,949 or 16% from $3,145,290 for the period ended September 30, 2002 to $2,647,341 in 2003. This is primarily due to recording $2,346,000 in non-cash compensation and expense in 2002 and $845,000 in non-cash compensation and expense in 2003. An additional amount of $125,000 for professional fees accrued at September 30, 2003 will be paid in common stock.

          Other selling, general and administrative expenses, exclusive of the non-cash amounts, increased from $799,290 in 2002 to $1,677,341 in 2003, an increase of $878,051 or 110%. This increase in expenses is primarily due to adding personnel resources and support services based on the acquisition of the Keyes Helium and Sturgis Gas Plant and Gathering System from CIG. The major components making up the
          $1,677,341 are payroll costs $651,987; outside services $55,679; professional fees $134,875; insurance $40,088; travel and entertainment $100,639; office rent $47,569; marketing and communications, encompassing brand awareness, positioning, aggregation of content, research analysis, design, investor relations and functionality of website and collateral material $509,368.

          Interest expense increased from $345,856 in the period ended September 30,2002 to $882,021 in the comparable period of 2003, which is due to additional debt financing added during 2003.

          Liquidity and Capital Resources

          As of September 30, 2003 Nathaniel Energy had outstanding notes payable of $15,546,675, including installment notes with financial institutions, secured by equipment, totaling $582,461, with an average interest rate of 11.1%. The remaining $15,217,574 in outstanding notes consists of secured and unsecured term loans from individuals with an average interest rate of 9.6%. Of this amount, $90,250 is due immediately since the notes are past their scheduled due dates. Of the amounts due to individuals, $15,097,215 is payable to one investor. This investor made an additional advance of $1,000,000 in October, 2003.

          Effective October 3, 2003, the Company and the investor entered into a Conversion Agreement pursuant to which the investor would settle an aggregate of $10 million of debt through the issuance of 50,000,000 shares of common stock to be issued by the Company to NEC Energy, LLC, a designee of the investor.

          The Company currently has 75,000,000 shares of common stock authorized for issuance. Prior to the conversion transaction, the Company had 38,262,664 shares of common stock issued and outstanding. Accordingly, the Company did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The Conversion Agreement provided that to the extent that the Company did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, NEC Energy had the irrevocable right to the shares that could not be issued. The Company has issued 30,000,000 shares of common stock to NEC Energy, and NEC Energy has the irrevocable right to an additional 20,000,000 shares of common stock. In the Conversion Agreement, the Company agreed to take all required corporate action to seek the shareholders' approval to increase the number of authorized shares to a number which is at least sufficient for the Company to deliver all of the shares of common stock issuable to NEC Energy pursuant to the Conversion Agreement.

          Giving effect to the issuance of all of the shares of common stock under the Conversion Agreement, NEC Energy will own 56.6% of the issued and outstanding shares of common stock of Nathaniel

          Energy. A change in control of the Company occurred as a result of the closing of the Conversion Agreement.

          In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC Energy was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any.

          In September and October of 2003, the investor advanced an additional $2,000,000 to the Company. This debt has been incorporated into a new note bearing interest at the rate of eight percent per annum. Principal plus interest are payable in four quarterly payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006.

          The balance of the principal amount due to the creditor of $4,097,215 was incorporated into a second new note. Accrued interest of $794,936 will be included in the new note, for an aggregate principal balance of $4,892,152. The new note will bear interest at 8% per year. No payments will be due until March 31, 2007, at which time the note and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009.

          In connection with the new notes, the investor forgave $488,294 of accrued interest. This amount will be credited to additional paid-in capital.

          Nathaniel Energy has cash of $1,220,527 at September 30, 2003. These funds will be used to fund the Company's operations and to pay down the existing debt. It will also be used for capital expansion of the Keyes project.

          On July 15, 2003 the Company received a contract and letter of credit for the sale of two 1800 hp Thermal Combustors(tm). The contract is between L & R Energy Co., LLC, European Waste Solutions, Inc. and Electronic Solar of Italy for a RDF project in Cologna Veneta, Italy. The letter of credit is with Banca Monte Dei Pashi Di Siena which has a representative in New York and the letter may be presented to any U.S. bank. The Company has 277 days from the date of formal acceptance to construct, deliver and test the combustors in order to collect on the letter of credit. The test will be to determine that the combustors will generate a minimum of 42,495 pounds of steam per hour for each unit. The pricing for the Thermal Combustors(tm) will be finalized shortly upon completion of a detailed bill of materials but has yet to be determined at this filing.

          The Company is negotiating toll-processing agreements to add revenues to the helium operation. In addition, the Company has entered into negotiations with third party companies (Producers) for the gathering and processing of new volumes natural gas from additional wells and gathering fields. The Company anticipates that these toll-processing agreements would generate an estimated $760,000 of gross profit once completed. The Company believes that the new natural gas agreements would enable the Company to double the gas flow through the Gas Processing Plant, generating new combined gross profit of approximately $1.7 million per year, if completed in early 2004, as anticipated. No assurance can be given that these agreements will be reached or, if they are reached, that these estimated results will be achieved.

          The following is a summary of Nathaniel Energy's cash flows from operating, investing, and financing activities during the periods indicated:

          Period ended September 30,
                                           2003                      2002
                                        --------------           ----------
          Operating activities           $   (561,220)            $ (1,174,187)
          Investing activities             (9,512,003)              (2,384,657)
          Financing activities             11,091,693                4,165,598

          Net effect on cash            $  1,018,470              $    606,754
                                       --------------           --------------
                                       --------------           --------------

          For the period ended September 30, 2003, the operating activities net change is due primarily to a loss for the nine months of $3.5 million, partially offset by non-cash items of depreciation and amortization of $479,000 and non-cash expenses of $845,000, and an increase in accounts payable and accrued expenses of $1.6 million. The net change in investing activities is primarily the result of the acquisition of the Keyes Helium and Sturgis Gas Plant and Gathering System assets of $9.4 million. The net change in financing activities is primarily the issuance of debt in the amount of $11.1 million, as described above in this liquidity and capital resources section.

          For the period ended September 30, 2002, the operating activities net change is due primarily to a loss for the nine months of $3.6 million, partially offset by non-cash items of depreciation and amortization of $85,000 and non-cash expenses of $2.5 million.The net change in investing activities is primarily the result of the acquisition of assets of $2.3 million. The net change in financing activities is primarily the issuance of debt in the amount of $4.9 million, offset by repayments of debt of $729,000.


          Item 3: Controls and Procedures

          Our Chief Executive Officer and Principal Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

   PART II. OTHER INFORMATION

   Item 1: LEGAL PROCEEDINGS

          None

   Item 2: CHANGE IN SECURITIES AND USE OF PROCEEDS

          None

   Item 3: DEFAULT UPON SENIOR SECURITIES

          None

   Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

   Item 5: OTHER INFORMATION

          Change in Control

          Effective as of October 3, 2003, a change in control of the Company occurred as a result of the closing of a Conversion Agreement between the Company and Richard Strain. Pursuant to the Conversion Agreement, $10 million dollars of indebtedness of the Company to Mr. Strain converted into an aggregate of 50,000,000 shares of the Company's common stock to be issued to NEC Energy, LLC, a designee of Mr. Strain.

          The Company currently has 75,000,000 shares of common stock authorized for issuance. Prior to the conversion transaction, the Company had 38,262,664 shares of common stock issued and outstanding. Accordingly, the Company did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The Conversion Agreement provided that to the extent that the Company did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, NEC Energy had the irrevocable right to the shares that could not be issued. The Company has issued 30,000,000 shares of common stock to NEC Energy, and NEC Energy has the irrevocable right to an additional 20,000,000 shares of common stock. In the Conversion Agreement, the Company agreed to take all required corporate action to seek the shareholders' approval to increase the number of authorized shares to a number which is at least sufficient for the Company to deliver all of the shares of common stock issuable to NEC Energy pursuant to the Conversion Agreement.

          Giving effect to the issuance of all of the shares of common stock under the Conversion Agreement, NEC Energy owns 56.6% of the issued and outstanding shares of common stock of the Company.

          In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC was granted piggyback registration rights relating to certain registration statements which the Company files after January 3, 2004, if any.

          Debt Financing

          During September and October, 2003, Mr. Strain loaned to the Company an additional $2,000,000 dollars bearing interest at the rate of eight percent per annum. Principal plus interest are payable in four (4) quarterly payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006.

          Security Ownership of certain Beneficial Owners and Management

          The following table sets forth, to the knowledge of the Company, based solely upon records available to it, certain information as of November 10, 2003 regarding the beneficial ownership of the Company's shares of common stock by each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock by each current director, each named executive officer, and by all current executive officers and directors of the group:

          Name and Addres
          of Beneficial Owner         Number of Shares       Percent of Class(1)
          -------------------         ----------------       -----------------

          NEC Energy,  LLC(2)
          73 Deer Park Avenue,
          Suite 4 Babylon  Village,
          New York 11702                    50,000,000(3)            56.6%

          Richard Strain                     6,585,000(4)             7.5%
          329 Manchester Road
          Poughkeepsie, New York 12603

          Stanley Abrams(5)                  2,596,000                2.9%

          Russell "Gene" Bailey(5)             411,764(6)             *

          George Cretecos(5)                      None

          All Directors and Executive
          Officers as a group(3 persons)(5)  3,007,764(6)             3.4%



* Less than one percent

     (1) Percentages give effect to the issuance of all 50,000,000 shares to NEC Energy in conversion of $10,000,000 indebtedness of the Company to Richard Strain, effective as of October 3, 2003.

     (2) NEC Energy, LLC is 50% owned by Richard Strain and 50% owned by Como Group, LLC, which is an affiliate of Corey Morrison.

     (3) Excludes 6,585,000 shares owned by Richard Strain. Includes 30,000,000 shares, and the irrevocable right to receive 20,000,000 shares at the time that number of shares is authorized and available for issuance.

     (4) Excludes 30,000,000 shares owned by NEC Energy, LLC and 20,000,000 shares for which NEC has the irrevocable right, which shall be issued at the time that number of shares is authorized and available for issuance.

     (5) The address of this person is 8001 S. InterPort Blvd., Englewood, Colorado 80112.

     (6) Includes 205,882 shares and 205,882 shares underlying unexercised warrants which are exercisable at a price of $.17 per share, held by Mr. Bailey's wife.



Item 6:   Exhibits and Reports
          Exhibits:
           3.1 Certificate of Incorporation*
           3.2 First Amendment to Certificate of Incorporation*
           3.3 Second Amendment to Certificate of Incorporation*
           3.4 Amended and Restated Bylaws

          31.1 Certificate  of  the  Chief   Executive   Officer  and  Principal
               Accounting  Officer of Nathaniel Energy  Corporation  pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate  of  the  Chief   Executive   Officer  and  Principal
               Accounting  Officer of Nathaniel Energy  Corporation  pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


          Reports on Form 8-K
               Form 8-K was issued July 2, 2003 reflecting the acquisition of Keyes Helium, Sturgis Gas Processing Plant and Gathering System.




               * Incorporated herein by reference to exhibits included in the Company's Current Report on Form 8-K for an event dated December 31, 2002, filed with the Securities and Exchange Commission on January 17, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Nathaniel Energy Corporation
                                  (Registrant)


                                  By: /s/ Stanley Abrams
                                  ----------------------
                                  Stanley Abrams, Chief Executive
                                  Officer and Principal Accounting
                                  Officer