Form 10KSB/A
period 2002-12-31
NATHANIEL ENERGY CORP
filed 2004-02-23
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB/A NO. 3

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-27783

                          NATHANIEL ENERGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                      84-1572525
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

8001 South InterPort Blvd., Englewood, Colorado            80112
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (303) 690-8300

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

                                EXPLANATORY NOTE

     The amendments in this Amended Annual Report on Form 10-KSB/A No. 3 of Nathaniel Energy Corporation for the year ended December 31, 2002 includes the following:

- The Independent Auditor's Report relating to Nathaniel Energy's financial statements for the year ended December 31, 2001 which was inadvertently omitted from Nathaniel Energy's 2002 Annual Report on Form 10-KSB, as previously amended.
- Corrections or reclassifications to certain financial data reported in the income statement, statement of stockholders' deficit, and statement of cash flows for the year ended December 31, 2002. Minor adjustments were made to revenue, selling, general and administrative expenses, partnership income, and minority interest to correct for typographical and reporting errors. These corrections and reclassifications: 1) were not the result of any additional audit work, 2) reduced 2002 net loss by $31,143, and 3) had no effect on stockholders' deficit or net loss per share.
-    The financial statements, financial footnotes, Executive Compensation (Item
     10), Security Ownership (Item 11), and Certain Relationships and Related Transactions (Item 12) have also been corrected for typographical errors and omissions known to the Company as of the filing date of this Amended Annual Report on Form 10-KSB.

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

General

     During 2002, Nathaniel Energy's operations were limited to a tire processing and reclamation facility which sells its output of shredded rubber and steel wire to others primarily for use as fuel and recycling into steel products. Nathaniel Energy's short term objective is to utilize this and plan additional tire shredding facilities as a fuel supply for its planned Thermal Combustor operations. Nathaniel Energy's planned Thermal Combustor operations will enable it to expand its business into the sale of by-products, including electric power, and the sale of agricultural produce from greenhouses. Nathaniel Energy has one wholly owned and one majority owned subsidiary. MNS is wholly owned by Nathaniel Energy and is not engaged in any business. MCNIC is fifty-one percent owned by Nathaniel Energy and has an 18.55 percent interest in Keyes Helium Company, LLC, a helium production company located in Keyes, Oklahoma. If the opportunity were to present itself, Nathaniel Energy would like MCNIC to acquire ownership of the entire facility. Subsequent to year-end, on April 3, 2003, Nathaniel Energy acquired through a newly organized, wholly owned subsidiary the joint venture in which MCNIC participates, together with other assets, with the intent to merge MCNIC into that subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy is obligated to cause Nathaniel Energy Oklahoma Holdings Corporation to issue forty-nine percent of its stock to Nathaniel's stockholder, Richard Strain, as part of the financing transaction for the acquisitions, which Mr. Strain provided. Nathaniel Energy will retain a fifty-one percent interest in the subsidiary. The acquisition puts Nathaniel Energy in the business of helium production and natural gas collection and sales.

Description of Thermal Combustor Technology

     The Thermal Combustor uses waste, such as scrap tires  (tire-derived fuel -
TDF), fuel derived from municipal and industrial waste streams (refuse-derived fuel - RDF), wood waste and agricultural waste. Fuel for the Thermal Combustor is placed on a moving grate in a chamber where it is subjected to high temperature and gasified. The resulting gas is withdrawn into a separate chamber where it is combusted at temperatures ranging from three to four thousand degrees Fahrenheit. The by-products from combustion are heat, elemental carbon, carbon dioxide, low levels of carbon monoxide, sulfur dioxide, and nitrogen. The process also generates two forms of ash, one being the unburnable solids remaining in the fuel, such as metals (including small amounts of heavy metals), rock and sand. The other is fly ash, small particles commonly known as particulate, which is captured in filters and dissolved in water to produce primarily sulfuric acid.

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

Marketable By-products

     Most by-products of the Thermal Combustor are marketable.

     These primary by-products include:

     X Heat - which can be used for heating purposes, such as heating greenhouses in colder climates, or for steam generation.
     X Electricity - produced by the addition of steam turbines and generators, for use in a companion project, such as a greenhouse facility or for sale to the local utility.

     Secondary by-products are:

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

     Nathaniel Energy believes the marketable by-products produced by the Thermal Combustor are ideally suitable for use in proximity with a variety of industrial and agricultural operations, such as gas pipelines, the greenhouses, especially in colder climates where both the heat and carbon dioxide are used, and any operation desiring co-generation of electricity.

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

Business Model

     Under Nathaniel Energy's current business strategy, Nathaniel Energy intends to limit placement of Thermal Combustors to joint ventures in which Nathaniel Energy is a participant. The level of Nathaniel Energy's joint ownership will vary with each joint venture. Nathaniel Energy is focused on forming joint ventures with partners who possess both the financial capability and governmental resources to execute a successful operation. These joint ventures are expected to have a typical life in excess of thirty years. Nathaniel Energy does not intend to pursue expansion of its scrap tire reclamation business, other than in connection with and as a fuel source for Thermal Combustor installations in which it has an ongoing financial interest. The sale or utilization of the by-products from Thermal Combustor operations are expected to enhance return on Nathaniel Energy's investment. There is no assurance Nathaniel Energy will not decide to sell Thermal Combustors from time to time, depending upon the circumstances, instead of pursuing the joint-venture model.

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

     In addition to Nathaniel Energy's traditional emphasis on domestic markets, Nathaniel Energy will continue efforts to grow Nathaniel Energy's business internationally by attempting to develop new markets and expanding Nathaniel Energy's market share. Preliminary approvals for the Thermal Combustor have been issued in Italy, with a project waiting on funding which will involve either a joint venture or the sale of Thermal Combustors. Nathaniel Energy has appointed non-exclusive, limited purpose distributors in Japan and South Korea. These appointments may result in joint ventures or in sales. Nathaniel Energy entered into a joint venture for Ireland to which it provided a Thermal Combustor for demonstration purposes. The Irish partner alleged breach of contract by Nathaniel Energy and has refused to return or divulge the whereabouts of the demonstration unit. Nathaniel Energy has been advised by counsel that the agreement may be void or voidable as a result of fundamental, material misrepresentations made by the Irish partner. Nathaniel Energy is pursuing recovery of the thermal combustor. See Note 13 to the financial statements for a further explanation of the Irish joint venture.

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

     Nathaniel Energy's Thermal Combustor technology provides a viable method of utilizing scrap tires to keep them out of landfill and reduce accumulations in stockpile while generating energy and other marketable by-products in an environmentally friendly manner.

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

                                                        High         Low
                                                        ----         ---
Year Ended December 31, 2001:
   First Quarter                                        $1.02       $0.34
   Second Quarter                                       $0.60       $0.20
   Third Quarter                                        $0.70       $0.09
   Fourth Quarter                                       $1.01       $0.05
Year Ended December 31, 2002:
   First Quarter                                        $0.95       $0.07
   Second Quarter                                       $1.50       $0.35
   Third Quarter                                        $2.00       $0.81
   Fourth Quarter                                       $3.00       $1.25
Year Ended December 31, 2003:
 First Quarter                                          $1.40       $1.40

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

Item 6. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Results of Operations

Year ended December 31, 2002 and 2001

     For the year ended December 31, 2002 revenue decreased from $417,152 in 2001, to $175,662, a decrease of $241,490 or 57.9 percent. This decrease in revenue is primarily due to Nathaniel Energy's suspension of new tire receipts in the Dallas facility during the months of April through December 2002. This suspension was a result of making design changes required by Texas for the re-issuance of permits to operate the facility. The decrease was partially offset by increased sales of tire shreds from existing inventory.

     Cost of sales increased from $383,217 in 2001 to $449,229 in 2002, a increase of $66,012, or 17.2 percent. The increase is primarily due to an increase in wages and equipment repairs during the period.

     Selling general and administrative expenses increased $3,445,105 or 282 percent from $1,220,723 for the year ended December 31, 2001, to $4,665,828 in 2002. This is primarily due to the recording of $2,690,949 in non-cash compensation related to the issuance of the Company's common stock to financial consultants in the third quarter of 2002, as compared with $170,000 in non-cash compensation recorded for the corresponding period of the preceding year. Other selling, general and administrative expenses increased from $1,005,723 to $1,941,130, reflecting an increase in travel and professional fees.

     Interest expense increased from $270,574 in the period ended December 31, 2001 to $569,073 in comparable period of 2002, which is due to the additional $4,128,000 in debt financing added during 2002.

Discussion of other Income/Expense Components and Minority Interests

Liquidity and Capital Resources

     As of December 31, 2002, Nathaniel Energy has outstanding installment notes with financial institutions secured by equipment totaling $612,872, with an average interest rate of 11.1%. The $4,095,470 in outstanding notes payable consist of secured and unsecured term loans from individuals with an average interest rate of 12.1%. Of the total amounts outstanding, $247,000 is due immediately since the notes are past their scheduled due dates. In April 2002, the holder of $1,350,000 in loans converted this amount, plus interest of $300,000, to equity at $0.20 per share. The 8,250,000 shares have been issued to this creditor and various persons designated by him. The remaining $3,950,000 is to be repaid in varying installments beginning in 2003.

     Nathaniel Energy has cash of $202,057 at December 31, 2002. This amount is earmarked for the purchase of equipment and additional investment in Keyes Helium Company, LLC.

     Nathaniel Energy's investment in Keyes Helium through its majority owned subsidiary, of $1,450,000 at December 31, 2002, represented an 18.55% interest in Keyes Helium, which is expected to provide net cash flow of approximately $480,000 per year to the subsidiary. Nathaniel Energy has committed to use eighty percent of this cash flow to retire its obligation to a non-management affiliate who provided funding for the acquisition. In the event subsequent to year-end, on April 3, 2003, Nathaniel Energy purchased the remaining 81.45% of Keyes Helium Company, LLC.

     The following is a summary of Nathaniel Energy's cash flows from operating, investing, and financing activities during the periods indicated:

                                        Year ended December 31,
                                              (Rounded)
                                       2002             2001
                                       ----             ----
------------
Operating activities               $(2,116,030)       $(202,748)
Investing activities                (2,480,869)        (157,461)
Financing activities                 4,794,890          351,624
                                   -----------        ---------
Net effect on cash                 $   197,991        $  (8,385)
                                   ===========        =========

Item 7. Financial Statements.


                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Nathaniel Energy Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a significant loss approximating $5.5 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001. In addition, the Company has a deficiency in working capital at December 31, 2002 approximating $6.8 million and a stockholders' deficit approximating $3.7 million. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 2002 the Company acquired Keyes Helium Company LLC, (see Note 14 ) which the Company expects to provide adequate profits and cash flow to sustain the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in Note 2.


Abrams and Company, P.C.
Certified Public Accountants

Melville, New York
April 4, 2003

                                               Comiskey
                                               -------- Professional Corporation
                                                   & Company


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Nathaniel Energy Corporation
Englewood, Colorado


We have audited the accompanying balance sheet of Nathaniel Energy Corporation as of December 31, 2001 and the related statements of operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nathaniel Energy Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
December 28, 2002                       /s/ Comiskey & Co.
                                        ------------------

                                        PROFESSIONAL CORPORATION



                   Certified Public Accountants & Consultants

               789 Sherman Street - Suite 440 - Denver, CO 80203
   (303) 830-2255 - Fax (303) 830-0876 - info@comiskey.com - www.comiskey.com


                                         Nathaniel Energy Corporation

                                               BALANCE SHEETS

                                                                     December 31,            December 31,
                                                                         2002                    2001
                                                                     ------------            ------------
          ASSETS
CURRENT ASSETS
     Cash                                                            $    202,057            $      4,066
     Accounts receivable                                                    4,784                  25,543
     Inventory                                                            248,040                 142,250
     Other current assets                                                 125,797                     796
                                                                     ------------            ------------
     Total current assets                                                 580,678                 172,655

PROPERTY AND EQUIPMENT
  (net of accumulated depreciation)                                     1,809,556                 965,998
OTHER ASSETS
     Investment in Keyes Helium Project                                 1,450,000                    --
     Accounts receivable related party                                    152,482                 165,663
     Goodwill (net)                                                        16,367                   8,000
                                                                     ------------            ------------
          TOTAL other assets                                            1,618,849                 173,663
                                                                     ------------            ------------
          TOTAL ASSETS                                               $  4,009,083            $  1,312,316
                                                                     ============            ============
          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                $    524,498            $    549,699
     Payroll taxes payable                                                  1,464                  97,999
     Accrued wages                                                      1,928,546               1,246,086
     Accrued interest payable                                             496,563                 431,846
     Notes payable                                                      4,095,470                 258,750
     Current portion of long-term debt                                    320,541                 335,521
                                                                     ------------            ------------
          Total current liabilities                                     7,367,082               2,919,901

     Long-term debt, net of current portion                               292,331                 213,242
     Short-term debt to be refinanced on a long-term basis                                      1,350,000
                                                                     ------------            ------------
          Total long-term liabilities                                     292,331               1,563,242

Minority Interest                                                          26,358                  --

STOCKHOLDERS' DEFICIT
     Preferred stock, 2,000,000 shares of $.001 par value
          authorized, none issued or outstanding                             --                    --
     Common stock, 75,000,000 shares of $.001 par value
          authorized, 36,912,664 shares and 12,912,623 shares
          issued and outstanding at December 31, 2002 and 2001             36,913                  12,912
     Additional paid-in capital                                         6,682,704               1,754,695
     Less: Unpaid stock subscriptions receivable                         (175,500)               (175,500)
     Accumulated deficit                                              (10,220,805)             (4,762,934)
                                                                     ------------            ------------
          Total stockholders' deficit                                  (3,676,688)             (3,170,827)
                                                                     ------------            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  4,009,083            $  1,312,316
                                                                     ============            ============

    The accountants' report and accompanying notes are an integral part of the financial statements.




                                   Nathaniel Energy Corporation

                                     STATEMENTS OF OPERATIONS

                                                                           For the Year Ended
                                                                December 31,             December 31,
                                                                   2002                      2001
                                                               ------------              ------------
Revenue
     Sales (Net)                                               $    175,662              $    417,152

Cost of Sales                                                       449,229                   383,217
                                                               ------------              ------------

     Gross profit                                                  (273,567)                   33,935

Selling, general and administrative expenses
     Non-cash compensation                                        2,690,949                   170,000
     Research and development                                        33,749                    45,000
     Other selling general and administrative expenses            1,941,130                 1,005,723
                                                               ------------              ------------

Total expenses before other (income) and expense                  4,665,828                1,220,723
                                                               ------------              ------------

     Net loss from operations                                    (4,939,395)               (1,186,788)

Other (income) and expense
     Income from investment in Keyes Helium Project                 (53,792)                     --
     (Gain) loss on disposal of equipment                           (23,163)                  446,142
     Interest expense                                               569,073                   270,574
                                                               ------------              ------------

     Net loss before income taxes and minority interest          (5,431,513)               (1,903,504)

     Income tax benefit                                                --                        --
                                                               ------------              ------------
     Loss before minority interest                               (5,431,513)               (1,903,504)

     Minority interest                                              (26,358)                     --
                                                                -----------              ------------

Net loss                                                       $ (5,457,871)             $ (1,903,504)
                                                               ============              ============

Weighted average number of common shares                         20,374,776                12,350,123
                                                               ============              ============

Basic net loss per share                                       $      (0.27)              $      (0.15)
                                                               ============              ============



   The accountants' report and accompanying notes are an integral part of the financial statements.




                                                        Nathaniel Energy Corporation

                                                Statement of Stockholders' Equity (Deficit)


                                                  Common Stock            Additional                     Stock           Total
                                            -----------------------        Paid-in      Accumulated      Subscriptions Stockholders'
                                              Shares        Amount         Capital      Deficit          Receivable      Equity
                                                                                                                        (Deficit)
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




                                                        Nathaniel Energy Corporation

                                                Statement of Stockholders' Equity (Deficit)


                                                  Common Stock            Additional                       Stock         Total
                                            -----------------------        Paid-in      Accumulated      Subscriptions Stockholders'
                                              Shares        Amount         Capital      Deficit          Receivable      Equity
                                                                                                                        (Deficit)
                                            ---------     ---------       ---------   ------------       -----------   ------------

Issuance of stock for consulting
  services July 2000,
  $1.00 per share                           1,000,000         1,000         999,000            --              --         1,000,000

Warrants issued for financing
  fee, March 2000                                --            --             5,688                            --             5,688

Net loss for December 31, 2000                   --            --              --        (2,432,304)           --        (2,432,304)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Balance for the year ended
  December 31, 2000                        11,762,623    $   11,762    $  1,560,345    $ (2,859,430)   $   (150,000)   $ (1,437,323)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Issuance of stock for which
  consideration has not
  been received, May 2001,
  $0.17 per share                             150,000           150          25,350            --           (25,500)           --

Issuance of stock for past
  services rendered,
  July 2001, $0.17 per share                1,000,000         1,000         169,000            --              --           170,000

Net loss for the year ended
  December 31, 2001                              --            --              --        (1,903,504)           --        (1,903,504)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Balance for the year ended
  December 31, 2001                        12,912,623    $   12,912    $  1,754,695    $ (4,762,934)   $   (175,500)   $ (3,170,827)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Debt conversion premium
  warrants issued January 2002                   --            --            25,000            --              --            25,000

Issuance  of stock for
  financing incentive, February
  2002, $0.17 per share                       300,000           300          50,700            --              --            51,000

Issuance of stock for
  services, March 2002,
  $0.17 per share                          13,500,000        13,500       2,281,500            --              --         2,295,000

Issuance of stock for debt
  conversion, April 2002,
  $0.20 per share                           8,250,000         8,250       1,641,750            --              --         1,650,000

Issuance of stock for cash,
  June through August 2002,
  $0.60 to $1.00 per share                     47,761            48          34,702            --              --            34,750

Issuance of stock for services,
  June 2002, $0.70 per share                  200,000           200         139,800            --              --           140,000

Issuance of stock for services,
  August 2002, $1.00 per share                    200          --               200            --              --               200

Issuance of stock for various
  debt and account payable
  settlements, January to September           325,572           326         106,913            --              --           107,239
                                         ------------    ----------    ------------    ------------    ------------    ------------

                                                              F-3 (Continued)




                                                         Nathaniel Energy Corporation

                                                 Statement of Stockholder's Equity (Deficit)


                                                  Common Stock            Additional                        Stock         Total
                                            -----------------------        Paid-in      Accumulated      Subscriptions Stockholders'
                                              Shares        Amount         Capital        Deficit          Receivable      Equity
                                                                                                                        (Deficit)
                                            ---------     ---------       ---------   ------------       -----------   ------------

Issuance of stock for debt conversion,
  July 2002, $0.18 per share                  294,118           294          53,260                                          53,554

Issuance of stock for services,
  July 2002, $1.00 per share                  212,249           212         212,037                                         212,249

Issuance of stock for cash, July 2002,
  August 2002, $0.50 to $.60 per share        870,141           871         382,147                                         383,018


Net loss for the year ended
  December 31, 2002                               --            --              --       (5,457,871)           --        (5,457,871)
                                         ------------    ----------    ------------    ------------    ------------    ------------

Balance for the year ended
  December 31, 2002                        36,912,664    $   36,913    $  6,682,704    $(10,220,805)   $   (175,500)   $(3,676,688)
                                         ============    ==========    ============    ============    ============    ===========



                 The accountants' report and accompanying notes are an integral part of the financial statements.


                                                              F-3 (Continued)




                                         Nathaniel Energy Corporation

                                           STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended
                                                                           December 31,           December 31,
                                                                               2002                   2001
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $(5,457,871)           $(1,903,504)
     Adjustments to reconcile net loss to net cash flows
          from operating activities:
               Amortization                                                       --                    2,000
               Depreciation                                                    156,135                 88,715
               Allowance for loss on equipment                                    --                  446,142
               Non cash  compensation                                        2,690,949                170,000
               Changes in assets and liabilities:
                    Decrease (Increase) in accounts receivable                  20,759                 (3,161)
                    (Increase) in inventory                                   (105,790)               (57,300)
                    Increase in accrued expenses                               650,641                997,594
                    (Decrease)Increase in accounts payable                     (70,853)                56,766
                                                                           -----------            -----------
                         Net cash flows used by operating activities        (2,116,030)              (202,748)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Keyes Helium Project                                     (1,450,000)                  --
     Purchase of equipment                                                    (956,518)              (157,461)
     Loans to Ripetouch Greenhouse                                             (74,351)                  --
                                                                           -----------            -----------
                         Cash used by investing activities                  (2,480,869)              (157,461)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of debt                                                        5,158,722                461,519
     Proceeds from sale of stock                                               372,698                   --
     Debt repaid                                                              (762,888)              (109,695)
     Minority interest                                                          26,358                   --
                                                                           -----------            -----------
                         Net cash provided by financing activities           4,794,890                351,824
                                                                           -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                197,991                 (8,385)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     4,066                 12,451
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   202,057            $     4,066
                                                                           ===========            ===========

CASH PAID FOR INTEREST                                                     $   569,073            $    37,003
                                                                           ===========            ===========

CASH PAID FOR INCOME TAXES                                                 $      --              $      --
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

Inventory

Inventory consists of processed and partially processed tire shreds, which are held for sale to end users. At December 31, 2002, the Company had contracts to sell processed tire shred at an agreed upon per ton price. Tire shred inventory is valued at its cost to produce (first-in first-out method), but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing.

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

Equity Issued for Non-cash Compensation

The Company values shares issued in consideration of services or other non-cash compensation at a price paid for contemporaneous cash sales of equivalent securities. If no contemporaneous cash sales exist, the Company values non-cash equity issuances at the fair value of the goods or services received in exchange. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on a Black-Scholes option-pricing model. The Company uses the intrinsic value method to account for options issued to employees.

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

Income Taxes

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are generally determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is probable. The Company has provided a full valuation allowance for its deferred tax asset because its realization is not considered probable.

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

2.       Going Concern

The Company has experienced repeated operating losses, resulting in minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations. It has deficiency in working capital at December 31, 2002 approximating $6.8 million, and a stockholders' deficit approximating $3.7 million.

Management has negotiated financing arrangements to provide cash flow for the Company's continued operations. For the first three quarters of 2002, the Company arranged debt financing of approximately $3,500,000, which was used to acquire equipment and an interest in a Helium project, which is expected to generate positive cash flow (see Note 5). In addition, the Company has both formally and informally renegotiated repayment terms for existing obligations which are currently in default. Cash flow is supplemented by operating cash flows from the Company's Texas tire facility.

Management's Plan Going Forward

Management plans to increase revenues in its facilities in its Texas tire recycling plan and in its Oklahoma helium plant and gathering station by expanding current operations. The Hutchins, Texas tire reclamation facility has been outfitted to 90% of its maximum manufacturing capacity by means of new equipment purchased in 2002, innovative design, and strategic placement of existing equipment. These developments will allow the facility to process the maximum tire quantities per pro-forma projections that will increase its revenue streams. On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/ElPaso. In addition, the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and compressor station. These facilities are located in Keyes, OK on a 14.924-acre site. Keyes Helium Plant operates a three-stage helium extraction, purification, and lignification plant that is strategically connected on the Bureau of Land Management's (BLM) helium reserve and pipeline system making it beneficial for companies to utilize our services. On April 3, 2003 the Company executed a "Take and Pay" Operational Agreement with Colorado Interstate Gas (CIG) for a minimum three year term for the processing and sale of low Btu gas for their pipeline needs. The Company is negotiating new leases to add revenues to the already profitable operation that will increase cash flow to the Company. The Company has entered into negotiations with third party companies (Producers) for gathering and processing gas from additional wells and gathering fields.

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

On December 1, 1998, the Company merged with G-VII Energy Corp. In connection with the merger, the Company issued 6,956,384 of its common stock in exchange for all of the outstanding common stock of G-VII Energy Corp. Immediately prior to the agreement, the Company had 51,000 shares of common stock outstanding. G-VII Energy Corp. was incorporated in the state of Delaware on March 26, 1987. Prior to its merger with Nathaniel, Ltd., activities were limited to its formation and obtaining initial capitalization.

Ajax Reinsurance Limited was incorporated in the state of Delaware on January 18, 1996. Prior to its merger with Nathaniel, Ltd., in December 1998, its activities were limited to formation and obtaining initial capitalization.

The acquisitions were accounted for as recapitalizations of Nathaniel, Ltd., because the shareholders of Nathaniel controlled the Company after the acquisitions. Therefore, Nathaniel, Ltd., is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Nathaniel, Ltd., in the exchanges. Ajax Reinsurance Limited is the surviving entity for legal purposes, and Nathaniel Ltd., is the surviving entity for accounting purposes.

4. Acquisition

On August 27, 2002, the Company acquired a 100% interest of Michigan Pipeline & Processing Corp.(MPPC) for $1,450,000. MPPC owns 100% of the stock of MCNIC Rodeo Gathering, Inc. (MICNIC) MICNIC has an 18.55% interest in Keyes Helium Company, LLC.

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

6. Property and Equipment

Following is a summary of property and equipment at December 31, 2002 and 2001:

       Machinery and equipment                     $1,404,111       $   546,639
       Buildings                                      100,000           105,733
       Vehicles                                       212,835           186,473
       Land                                           290,000           290,000
       Furniture and Fixtures                          18,759                 -
       Land Improvements                               79,672                 -
                                                   ----------       -----------

                                                    2,105,377         1,128,845


       Less: accumulated depreciation                (295,821)         (162,847)
                                                   ----------        ----------
       Property and Equipment (net)                $1,809,556        $  965,998
                                                   ==========        ==========

7. Notes Payable

(a) At December 31, 2001, the Company had $106,500 in bridge financing payable to an individual with interest at 18%. The Note contained various conversion rights between $2.35 per share and $3.125 per share. During 2002 the Note was converted to stock, (40,925 shares of $.001 par value common stock) with full registration rights due at the time of any registration by the Company. In addition, upon conversion, the noteholder will receive warrants to purchase a like number of shares at the same price as the conversion price. This note was converted in November 2002.

(b) As of December 31, 2001, the Company had $1,350,000 of notes payable to an individual. As of April 19, 2002, the holder of these notes agreed to convert the entire balance plus interest into 8,250,000 shares of common stock. Under SFAS No. 6, at December 31, 2001 these notes are presented as long-term obligations of the Company.

(c) At December 31, 2001 and 2002, the Company was obligated under three eighteen-month promissory notes payable to individuals with a total face amount of $72,000. Interest was payable quarterly at rates of 10-11% until the due date in September 2001, after which a 15% interest rate went into effect. The Company paid a broker loan acquisition fee totaling $7,894 and issued warrants for the purchase of 8,750 shares of common stock with a fair value of $5,688 in connection with these loans. The warrants were not exercised and expired in September 2001.

(d) At December 31, 2002 and 2001, the Company was obligated under a 12% unsecured demand note with an outstanding balance of $10,000 and $18,250, respectively.

(e) As of December 31, 2001, the Company was obligated to the wife of an employee under a 10% promissory note due December 11, 2001, with an outstanding balance of $35,000. In July 2002, this note, plus accrued interest thereon, was converted at the option of the holder into 205,882 shares of stock at $0.17 per share. The former noteholder also has warrants outstanding for 205,882 shares at $0.17.

(f) In May 2002, the shareholder referred to in (b) loaned the Company an additional $3,950,000. The new loan carries a 12% interest rate and requires monthly principal and interest payments of $25,000 per month beginning in September 2002 and ending September 2003, after which the required monthly installments will be $50,000 until paid in full.

(g) At December 2002, the Company was obligated to a shareholder under a 5% promissory note due upon demand. The note plus accrued interest thereon, was converted to common shares at the option of the holder at $0.50 per share for the $50,000 debt.

As of December 31, 2001, the Company was obligated under two unsecured demand notes with interest at 5%, for which the outstanding balance was $27,000.

The Company has the following installment debt outstanding at December 31st:

                                                         2002            2001
                                                         ----            ----
13.75% installment note, secured by trailer,
monthly payments of $849 principal plus interest
through October 2003                                    13,956          20,807

13.75% installment note, secured by trailer,
monthly payments of $1,016 principal plus interest
through May 2002                                         1,940           6,743

4.5% installment note, secured by equipment,
monthly payments of $2,531 principal plus interest
through September 2007                                 118,400         143,263

22.56% installment obligation, secured by
equipment, monthly payments of $1,397 principal
plus interest through January 2006                      38,367          45,565

14% note, secured by land and equipment,
monthly interest only payments of $2,567
due July 1, 2003                                       220,000         220,000


10.25% installment note, secured by vehicle,
monthly payments of $730 principal plus interest
through August 2004                                     13,860          20,518

1.90% installment note, secured by equipment,
monthly payments of $707 principal plus interest
through November, 2005                                  24,771              --

8.45% installment note, secured by equipment,
monthly payments of $454 principal plus interest
through November, 2006                                  22,130              --

10.58% installment note, secured by equipment,
monthly payments of $3,231 principal plus interest
through February, 2005                                 143,242              --

9.50% installment note, secured by equipment,
monthly payments of $1,148 principal plus interest
through March, 2004                                     16,206              --

9.25% Installment note, secured by truck, monthly
payments of $277 principal plus interest through
September 2002                                              --           2,382

9.95% Installment note, secured by vehicle,
monthly payments of $687 principal plus interest
through April 2005                                          --          23,249

9.5% Installment note, secured by equipment,
monthly interest only payments, principal plus
interest due October 2001                                   --           3,842

9.5% Installment note, secured by equipment
monthly interest only payments, principal plus
interest due October 2001                                   --          40,683

0% Installment obligation, secured by equipment,
monthly payments of $929 principal plus interest
through April 2003 and purchase rescinded by the
Company in May 2002                                         --          21,711
                                                      --------       ---------


Total Debt:                                           $612,872        $548,763
                                                      --------       ---------
Current Portion:                                      (320,541)       (335,521)
                                                     ---------       ---------
Long-term Portion:                                    $292,331        $213,242
                                                      ========        ========

Maturities of long-term installment debt are as follows:

                     December 31,                         Amount
                     ------------                         ------

                        2002                             $320,541
                        2003                               90,187
                        2004                               76,725
                        2005                               67,141
                        2006                               36,763
                      Thereafter                           21,515
                                                          -------

                                                         $612,872
                                                         ========

8. Income Taxes

The components of the provision for income taxes are as follows:

      For the years ended December 31:

                                                    2002              2001
                                                    ----              ----
              Current tax expense (benefit)     (1,836,000)         (95,000)


              Deferred tax (Income)
              U.S. federal                            -                 -
              State and local                         -            (552,000)
                                                ----------        ---------
              Total deferred                          -                 -
                                                ----------        ---------
              Total tax provision (benefit)
              from continuing operation        $(1,836,000)        $(647,000)
                                                 =========         =========


The actual and expected tax rates are similar for both years.

The Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                      2002             2001
                                                      ----             ----

Deferred income tax assets:
 Due to net operating loss carry forwards          $ 1,166,000      $ 3,002,000
 Due to deductible temporary differences               552,000          552,000
         Less valuation allowance                   (1,718,000)      (3,554,000)
                                                    ----------       ----------

Total deferred income tax asset                    $      --        $      --
                                                   ===========      ===========

The increase in the valuation account approximates $1,836,000.

As of December 31, 2002, the Company has approximately $9,000,000 in net operating loss carry forwards available to offset future taxable income, expiring between 2018 and 2022. A portion of these losses may be limited under the change in control provisions of Internal Revenue Code Section 382.

9. Stockholders' Outstanding Shares, Options, and Warrants

Preferred Stock
The Board of Directors may authorize the issuance of up to 2,000,000 shares of $0.001 par value Preferred Stock from time to time in one or more series and shall have such voting, redemption, liquidation and dividend rights as the Board may deem advisable. As of December 31, 2002, no preferred series shares had been designated by the Board.

Common Stock
Effective April 24, 2002, the Company increased it authorized common shares, $0.001 par value, from 20,000,000 to 75,000,000, which is shown retroactively to December 31, 2001.

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

10. Related Party Transactions

The Company has paid certain expenses related to site clean-up on behalf of Ripe Touch Greenhouse, LLC, ("Ripe Touch Greenhouse", "RTG") an entity controlled by the Company's president. During the year ended December 31, 2001, $50,110 was incurred, $29,186 was repaid, and the balance receivable at December 31, 2001 and December 31, 2002 was $165,663 and $152,482 respectively. The payments are secured by an assignment of the assets of RTG and are non-interest bearing. The majority of the receivable relates to payments made on behalf of RTG for the processing and removal of tires from RTG's property in Calhan, Colorado. The Company expects to collect these monies from RTG out of proceeds from the sale of bailed tire shreds processed from the property, which have been assigned to Nathaniel. The Board of Directors of the Company has also approved the acquisition of all of the assets and liabilities of Ripe Touch Greenhouse for stock. The details of this proposed acquisition have not been finalized.

During the year ended December 31, 2001, $138,278 in expenses was incurred for site clean-up, and for 2002 $115,787. by RTG, $278,373 was repaid and in 2002 $102,606 was repaid, and the balance at December 31, 2001 was a liability of $67,542. Repayments made during 2001 include $100,000 made by the president directly to a third party in settlement of a put option upon which the Company was obligated as a result of its merger with GVII Energy Corp., (see Note 3). The advances are informal as to terms, are unsecured, and are non-interest bearing. The net amount due to/from the president is included in the accompanying financial statements as an offset to unpaid salaries, in the caption "Accrued Wages".

The Company issued to its treasurer 1,000,000 shares of its common stock in July 2001 at $0.17 per share, for services rendered.

Intellectual Property

Nathaniel Energy owns two U.S. patents, one application for a U.S. patent, which is scheduled to issue in January 2003 and a European patent application covering the Thermal Combustor technology. Nathaniel Energy's ownership of the technology is by assignment from Stanley Abrams, Nathaniel Energy's Chief Executive Officer. These patents and patent applications are for utility patents directed to devices and methods of uses. The two U.S. patents expire September

6, 2011 and December 4, 2012, respectively, while the patent expected to issue in 2003 will have a life of seventeen years from the date of issue. Concurrent with and in consideration for the assignment of the technology in July 1998, Nathaniel Energy entered into a companion agreement with Messrs. Stanley and Brett Abrams which requires a reassignment of the Thermal Combustor technology to them in the event either one or neither of them is not fully employed by Nathaniel Energy as an officer, Stanley as president and chief executive officer, Brett as a vice president and chief operating officer and both as directors. Furthermore, this companion agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes financially bankrupt. Nathaniel Energy and Messrs. Abrams intend to examine the desirability of replacing and may replace the assignment of ownership in the technology to Nathaniel Energy with the grant by Messrs. Abrams of a perpetual, non-expiring, royalty free license to Nathaniel Energy subject to automatic termination upon the occurrence of any one of the events that would now require Nathaniel at the present time to reassign the technology to Messrs. Abrams. Counsel has suggested to Messrs. Abrams and Nathaniel Energy that a license may be a more desirable and effective means of achieving the results intended by all parties than is achieved by the existing assignment and companion agreement, particularly in the event of business cessation or bankruptcy.

11. Economic Dependency - Major Customer

During 2002 and 2001, the Company's primary sales are made through several local customers and two major users of its Tire Derived Fuel (TDF). The two major users represent approximately 20% of its Tire Reclamation sales activities.

12. Consulting Agreement

On March, 1, 2002 Alternate Capital, LLC (Consultant) agreed to provide consulting services to the Company for 13,500,000 Company shares representing at least 50% of the total outstanding stock of the Company on a fully diluted basis, including, but not limited to issuances of options, warrants, and similar stock rights, etc. The Consultant distributed these shares among its members in proportion to their ownership interest in the Consultant. These shares are unregistered and are subject to restrictions on transferability under applicable securities laws. The term of the agreement is for 25 years. Financing services:
The consultant agreed to provide or arrange for a third party, solicited by the consultant, to provide at least one of the following for the benefit of the Company within 14 months (from March 1, 2002): (a) arranging for $650,000, or greater, of purchase money mortgage financing to purchase certain equipment, (b) providing for a lease arrangement for such equipment (c) arranging financing for a financial project for the Company or in which the Company has a financial interest.

In  consideration  for the services the Consultant has rendered and shall render to the Company, the Company shall pay to the Consultant, a continuing Consideration Fee equal to ten percent (10%) of Company's pre-tax profits and as well any subsidiary the Company owns at least one (1) percent of, before depreciation and amortization and before deductions for stock based compensation (including, but not limited to stock options) and before any non-cash expenditures. Such Consideration Fee, to the extent there is a profit, shall be paid to Consultant in quarterly installments within sixty (60) days after each calendar quarter, with a yearly adjustment after the annual financials are completed, but not later than April 15 of the year following the year end. Provided, that the Consideration Fee for calendar year 2002 shall be payable in a single payment not later than April 15, 2003.

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

Between February 2000 and December 2000, the Company purchased a combustor from its president and two unrelated individuals for $200,000 and expended an additional $300,000 to ready it for use in the NEL arrangement. This equipment was shipped to Ireland in May 2001, and the Company conducted several demonstrations of the combustor. After a series of disagreements as to the responsibilities of each of the parties to the NEL agreement, Life Energy Corporation notified the Company that they considered the Company to be in violation of several provisions of that agreement. On July 18, 2000 and again on October 6, 2000 Nathaniel Energy Corporation's attorney notified McCormack and Consultants that the agreement dated December 10, 1999 between Nathaniel Energy Corporation and McCormack Consultants was invalid and non-enforceable due to fraudulent misrepresentations on the part of McCormack and non-performance on the terms of the agreement. Nathaniel Energy's counsel demanded the return of the Nathaniel Combustor and properties that were being unlawfully held by McCormack et al. On October 23, 2000 McCormack's attorney wrote a letter to Nathaniel Energy Corporation's attorneys admitting McCormack was holding Nathaniel Energy Corporation's Combustor and ancillary equipment until Nathaniel Energy Corporation paid an amount of money demanded by McCormack. Nathaniel Energy disputes this claim. On December 31, 2001, Life Energy Corporation is maintaining physical possession of the combustor equipment in Ireland. The Company has investigated its options for reclaiming the equipment, and intends to vigorously contest Life Energy's claims. The likelihood of successful recovery of the combustor equipment and the extent of potential damage to its condition cannot be determined at this time. The accompanying financial statements for the year ended December 31, 2001 include a charge to operations of approximately $470,000 to reflect this uncertainty, representing a charge off of the net carrying value of this combustor equipment.

Other Litigation and Claims

The Company is the defendant in ABM Fabrication and Machining, LLC, vs. Nathaniel Energy Corporation, Case No. 2002 CV 0094, District Court, County of Douglas, Colorado. The plaintiff alleges damages of approximately $41,000 for unpaid labor and materials invoices. The Company is defending on the basis that the plaintiff's claims are partially paid and the balance claimed is unreasonable. The unpaid amount is included in accounts payable at December 31, 2002.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

14. Subsequent Events

On April 03, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/ElPaso for an amount of $8,658,855.12. In addition the Company purchased the Keyes Gathering System and the Sturgis Gas Processing Plant and Compressor Station for an amount of $1,288,360, both of which were subsidiaries of ElPaso Gas.

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

                         BIOGRAPHIES OF MANAGEMENT

     Brett Abrams is Nathaniel Energy's Chief Operating Officer. Mr. Abrams joined Nathaniel Energy in 1997. In 1996, Mr. Abrams worked for Einstein Bagel in its marketing department, in 1995 he worked in sales for a retail store and in 1994, he was the marketing agent for the Colorado Sky Sox. Mr. Abrams earned a bachelor of science degree in finance in 1993 from the University of Arizona. Mr. Abrams is Stanley Abrams' son.

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

     Cesar Muniz is a director and Nathaniel Energy's Vice President for Corporate Relations. Mr. Muniz's duties include corporate strategy, compliance with federal and state disclosure laws and assistance in executing Nathaniel Energy's marketing plan. Prior to joining Nathaniel Energy Mr. Muniz was the owner and Chief Executive Officer of Managerial Advisory Services, Inc., an investor relations and corporate development consulting firm, from 1997 through January 2000. Mr. Muniz earned a B.A. degree in political science from the University of Arizona in 1984.

Section 16(a) Beneficial Ownership Reporting Compliance.

     No person who is identified as a director, officer, beneficial owner of more than ten percent of Nathaniel Energy's common stock has filed any Form 3, 4 or 5 required by section 16(a) of the Exchange Act since the date Nathaniel Energy became subject to the reporting requirements of the Exchange Act. These persons intend to file such reports, beginning with a Form 3, as soon as practicable following the filing of this report. No change in beneficial ownership of these persons has occurred since the date Nathaniel Energy became subject to the reporting requirements.

Item 10.  Executive Compensation.

     The following table sets forth the compensation paid during the past three years to Nathaniel Energy's chief executive officer and the two additional highest paid officers whose remuneration exceeded $100,000 per year in 2001. Nathaniel Energy did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

                              Annual Compensation
                              ------------------------------------------
Name & Position       Year    Salary          Accrued and Unpaid Portion
---------------       ----    --------        --------------------------
Brett Abrams
Chief Operating       2000    $ 75,000        $ 52,500
Officer-Tire          2001    $106,250        $ 98,570
Division              2002    $150,000        $150,000

Stanley Abrams
Chief Executive       2000    $150,000        $ 75,000
Officer               2001    $191,666        $183,333
                      2002    $250,000        $250,000

Cesar Muniz
Chief Information     2000    $137,500        $137,500
Officer & Vice        2001    $150,000        $150,000
President             2002    $150,000        $150,000

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

Name                       Number of Shares              Percentage
----                       ----------------              ----------
Brett Abrams                3,000,000                     7.8
Stanley Abrams              2,596,000                     6.8
Russell "Gene" Bailey         411,764 (1)                 1.1
Brian Culvey                     NONE                       -
Cesar Muniz                 1,000,000 (2)                 2.6
All directors and
   Officers as a
   Group (5 persons)        7,007,764 (3)                 18.3
Richard Strain              6,585,000 (4)                 17.2

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

     The address of directors and officers is that of Nathaniel Energy. Richard Strain's address is 329 Manchester Rd, Poughkeepsie, NY 12603.

Item 12. Certain Relationships and Related Transactions.

     During  2001  and  2002,   Nathaniel   Energy   engaged  in  the  following
transactions with its directors, officers and principal stockholders:

     In September 2001 Nathaniel Energy executed a one year, convertible promissory note totaling for a cash loan of $35,000 from Judy Bailey, Mr. Bailey's wife, with interest at 10% per annum. The note entitled Ms. Bailey to convert it into 205,882 shares of Nathaniel Energy's common stock and 205,882 warrants to purchase common stock at an exercise price of $.17 per share. Ms. Bailey converted the note to stock and warrants on July 2002.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

     2.1 Stock Exchange Agreement between Nathaniel Energy and MNS Eagle Equity Group IV, Inc. ("MNS") its shareholders*
     2.2     Acquisition agreement for MCNIC Rodeo Gathering, Inc.*
     3(i).1  Articles of Incorporation*
     3(i).2 First amendment to the Articles of Incorporation Changing Name* 3(i).3 Second amendment to the Articles of Incorporation Changing
             Authorized Stock*
     3(ii)   Bylaws*
     10.2 Promissory note to Richard Strain regarding funding of and Participation in MCNIC Rodeo Gathering, Inc.*
     10.3 Form of Employment Agreement of Brett Abrams, Stanley Abrams and Cesar Muniz*
     10.11  Patent Assignment Agreement dated July 7, 1998*
     10.12  Assignment - Stan Abrams*
     10.13  Assignment - Brett Abrams*
     21.0   Nathaniel Energy's subsidiaries*
     31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002


*Previously filed.

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

Nathaniel Energy Corporation
(Registrant)

By:  /s/ Stanley Abrams
     ---------------------------------------
     Stanley Abrams, Chief Executive Officer

Date:  February 20, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Stanley Abrams
     --------------------------------------------
     Stanley Abrams, Chief Executive Officer,
     Principal Accounting Officer, and Director


Date:  February 20, 2004

By:  /s/ Russell "Gene" Bailey
    ---------------------------------------------
    Russell "Gene" Bailey, Director

Date:  February 20, 2004

By: /s/ George Cretecos
   ----------------------------------------------
   George Cretecos, Director

Date:  February 20, 2004