Form 10KSB
period 2003-12-31
NATHANIEL ENERGY CORP
filed 2004-03-25
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                          Commission File No. 000-27783

                          NATHANIEL ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


Delaware                                                        84-1572525
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

8001 South InterPort Blvd. Suite 260, Englewood,  Colorado          80112
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (303)690-8300


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

     Title of class: Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Nathaniel Energy's revenues for its most recent fiscal year (2003): $8,424,741

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 4, 2004 was $25,009,921.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 4, 2004 is 69,719,414 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                          NATHANIEL ENERGY CORPORATION

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Forward Looking Statements................................................  2

                                            PART I
Item 1.   Description of Business.........................................  3
Item 2.   Description of Property.........................................  9
Item 3.   Legal Proceedings...............................................  9
Item 4.   Submission of Matters to a Vote of Security Holders.............  9

                                            PART II
Item 5.   Market for Common Equity and Related Stockholder Matters........ 10
Item 6.   Management's Discussion and Analysis or Plan of Operation....... 11
Item 7.   Financial Statements............................................ 16
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. .................................... 17
Item 8A.  Controls and Procedures......................................... 17

                                            PART III
Item  9.  Directors and Executive Officers of the Registrant.............. 18
Item 10.  Executive Compensation.......................................... 19
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.................... 21
Item 12.  Certain Relationships and Related Transactions.................. 22
Item 13.  Exhibits and Reports on Form 8-K................................ 24
Item 14.  Principal Accountant Fees and Services.......................... 25

                           FORWARD LOOKING STATEMENTS

     Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

     o    Our ability to raise capital necessary to implement our business plan.
     o Our ability to finance and complete planned projects and facilities upgrades.
     o Our ability to execute our business plan and commercialize the Thermal Combustor(TM) technology, including building Thermal Combustors(TM) that meet customers' specifications and that meet local regulatory environmental and permit requirements.
     o    Risks related to dependency on a small number of customers.
     o    Our ability to satisfy our customers' expectations.
     o    Our ability to employ and retain qualified management and employees.
     o Changes in government regulations which are applicable to our business.
     o The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Combustor(TM) operations.
     o Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
     o The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
     o    Our ability to generate sufficient cash to pay our creditors.
     o Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

     We are also subject to other risks detailed from time to time in other Securities and Exchange Commission filings and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

General

     Nathaniel Energy Corporation is a renewable energy company that provides industry with an alternative energy comparable to that of fossil fuels. Its proprietary patented technology, the Thermal Combustor(TM), is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, carbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

     Nathaniel Energy focuses its patented technology in three main areas:

     o    licensing,
     o    creating energy infrastructures, and
     o    building mini power plants.

     We plan to license the Thermal Combustor(TM) technology to qualified companies, joint venture partners, and distributorships. Nathaniel Energy plans to build energy infrastructures that will produce specialty gases and byproducts that can be sold to various markets. Additionally, the company plans to build mini power plants for businesses that seek an independent source of energy. These mini power plants would be built on the businesses' premises ("in the fence") and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the mini power plants can become a business' self sustained utility.

     Nathaniel Energy has also been in the fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre fuel processing facility in Hutchins, Texas since 1999 and have operated a helium and gas processing facility in Keyes, Oklahoma since April 2003.

     Nathaniel Energy's short term objective is to use the Hutchins facility as a fuel supply for its first energy infrastructure operation which is planned for construction in Keyes, Oklahoma. At this site, Nathaniel Energy plans to build a Thermal Combustor(TM) which will obtain its fuel from the Hutchins fuel processing facility. The Thermal Combustor(TM) will also produce marketable byproducts, including electricity that will be used to power the gas operation at Keyes.

Description of Thermal Combustor(TM) Technology

     The Thermal Combustor(TM) uses waste, such as scrap tires (tire-derived fuel - TDF), fuel derived from municipal and industrial waste streams (refuse-derived fuel - RDF), wood waste and agricultural waste. Fuel for the Thermal Combustor(TM) is placed on a moving grate in a chamber where it is subjected to high temperatures and gasified. The resulting gas is withdrawn into a separate chamber where it is combusted at temperatures ranging from three to four thousand degrees fahrenheit. The byproducts from combustion are heat, elemental carbon, carbon dioxide, low levels of carbon monoxide, sulfur dioxide, and nitrogen oxides. The process also generates two forms of ash. The first is bottom ash, the unburnable solids remaining in the fuel, such as metals, rock and sand. The second is fly ash, small particles commonly known as particulate, which is captured in filters.

     As a result of the pre-combustion gasification and high temperatures achieved in the Thermal Combustor(TM), unusable pollutants emitted are in very small quantities and well below current EPA environmental standards. The Thermal Combustor's(TM) high temperatures destroy 99.9% of hazardous air pollutants emitted from refuse-derived fuel and tire derived fuel, including PCBs, dioxins, and furans. Gaseous pollutants are captured by scrubbers or catalytic converters.

     The Thermal Combustor(TM) is simple in design and operation. It has only two moving parts, two fire belts, exposed to the high temperatures of the combustion process. All other moving parts are located outside the gasification chamber and the combustion chamber and are easily accessible for service.

     In addition to the relatively straightforward construction of the patented gasification and combustion chambers, Nathaniel Energy's intelligent process control system features modern computer process technology. The intelligent process control system monitors and controls all aspects of fuel and air volume to maintain optimal combustion. This system allows for a virtually unattended operation. The intelligent process control system features self-diagnostic and corrective action functions prompting the operator to take action if a problem occurs which is beyond the ability of the computer system to correct. The Predictive Failure Analysis function pinpoints potential weak spots that can be dealt with as a preventative maintenance item before a more costly failure occurs.

     While the Thermal Combustor(TM) is adaptable to any combustible material, a 1995 study and test by Hazen Research found tire derived fuel generates the highest number of BTUs per pound of any refuse-derived fuel. Management believes that the abundance of discarded tires in the United States and the resulting environmental hazard they represent provides an opportunity to position Nathaniel Energy to expand into the collection and shredding of scrap tires, useable as fuel for the Thermal Combustor(TM).

Environmental Testing

     In May 2000 Bord Na Mona Environmental Limited, an environmental management company conducted a comprehensive environmental test on behalf of Nathaniel Energy of a Thermal Combustor(TM) temporarily installed at a facility in County Louth, Ireland. During this testing the Thermal Combustor(TM) was fueled with refuse-derived fuel. Testing was conducted for more than 50 different chemical pollutants, including dioxins and PCBs, many of which are extremely hazardous. The report concludes that the Thermal Combustor(TM) was within then and pending European directive limits. Management believes it is significant that the tests show extremely toxic substances in emissions, including dioxins, furans, chlorophenols, chlorobenzenes, and polycyclic aromatic hydrocarbons are significantly below the European limits, less than 10% of standard in all cases, with many compounds completely absent.

Marketable Byproducts

     Most byproducts of the Thermal Combustor(TM) can be marketable.

     Primary byproducts include:
     o Heat - useable for heating purposes, such as heating companion facilities, or for steam generation.
     o Electricity - produced by the addition of steam turbines and generators, for use in a companion project or for sale to the local utility.

     Secondary byproducts include:
     o Carbon black - can be sold for tire manufacturing, water filtration, and for use in the cosmetics industries.
     o Carbon dioxide - can be sold to greenhouse operators for use in growth enhancement or for other industrial processes involving carbonation.
     o    Sulfur dioxide - can be sold in the form of gypsum.
     o    Nitrogen - can be sold for use in natural gas pipelines.

     Nathaniel Energy believes the marketable byproducts that can be produced by the Thermal Combustor(TM) are ideally suited for use in proximity with a variety of industrial operations, such as gas pipelines, chemical plants, printing facilities, industrial parks, and designated "clean energy" generation sites, especially in colder climates where heat is used for site warming or used for co-generation of electricity.

Business Model

     The company focuses its patented technology in three main areas:

     o    licensing,
     o    creating energy infrastructures, and
     o    building mini power plants.

     The company plans to license the Thermal Combustor(TM) technology to qualified companies, joint venture partners, and distributorships. Nathaniel Energy plans primarily to place Thermal Combustors(TM) in joint ventures in which Nathaniel Energy is a participant. The level of the Company's joint ownership will vary with each joint venture. Nathaniel Energy is focused on forming joint ventures with partners who possess both the financial capability and governmental resources to execute a successful operation. These joint ventures are expected to have a typical life in excess of 30 years.

     The company does not plan to pursue expansion of its fuel processing business, other than in connection with, and as a fuel source for, Thermal Combustor(TM) installations in which it has an ongoing financial interest. The sale or utilization of the byproducts from Thermal Combustor(TM) operations are expected to enhance the return on Nathaniel Energy's investment in a combustor project. Nathaniel Energy may decide to sell Thermal Combustors(TM) from time to time, depending upon the circumstances, instead of pursuing the joint-venture model. We are presently not involved in any joint ventures, however, we are exploring joint venture opportunities.

Proposed Expansion of Business

     Nathaniel Energy has plans to build an energy infrastructure Thermal Combustor(TM) operation adjacent to the helium and gas processing facility in Keyes, Oklahoma, in which Nathaniel Energy has a majority interest. The Company plans to obtain the majority of its tire derived fuel from its fuel processing facility in Hutchins, Texas with supplemental tire derived fuel from non-affiliates. The goal of the initial energy infrastructure is to prove the commercial application of the Thermal Combustor and to lower the gas processing plant's operational costs by eliminating purchased electricity costs. Future expansion phases of the energy infrastructure operation could include combustor expansion, gas well enhancements and the addition of ethanol production. In addition to Nathaniel Energy's traditional emphasis on domestic markets, the Company will continue efforts to increase its business internationally by attempting to develop new markets and expanding Nathaniel Energy's market share.

     Nathaniel Energy has a contract to supply two 1800 BHP Thermal Combustors(TM) for $2.1 million for a Refuse Derived Fuel project in Cologna Venetta Italy. The Thermal Combustors(TM) will be used in a co-generation waste-to-energy plant. Our contract is with L & R Energy Co. LLC who is the equipment supply contractor for the project. L & R has assigned to us the right to receive proceeds under a letter of credit in the amount of our contract. Under this agreement, Nathaniel Energy has until July 1, 2004 to construct, deliver and successfully test the combustors. We cannot predict we will complete this contract within the time frame allotted, and if we do not complete this contract we cannot predict if we will become involved in a legal action relating to non-completion of the contract including, among other things, a payment dispute and indemnification liability, and if so, if we will prevail in such an action. If we do not complete this project, management believes the Thermal Combustors(TM) built for this contract can be used in another project.

Fuel Processing Operation

     Since 1999 Nathaniel Energy has operated a fuel processing facility in Hutchins, Texas. Under Texas State regulations Nathaniel Energy is licensed as a tire processor and tire storage facility. The Company is paid a tipping fee (fee paid per pounds of scrap disposed) for accepting scrap tires. Nathaniel Energy sells the output of its fuel processing operation to two major users. One is a large cement company located in Texas, which uses the tire-derived fuel for firing its kilns, thereby displacing equal amounts of coal. The other is a national broker which has an agreement with Nathaniel Energy to purchase tire-derived fuel on an as-needed basis, primarily for use by paper mill plants. Until the Thermal Combustor(TM) is operating economically using the tire-derived fuel processed in Texas, the company's income potential from this operation will be limited to tipping fees from the collection of scrap tires and selling tire-derived fuel to others.

Intellectual Property

     Nathaniel Energy owns three U.S. patents, the latest issued in March 2003, and has a patent application pending. A European patent application covering the Thermal Combustor(TM) technology is also pending. The Thermal Combustor(TM) is used to produce energy using alternate fuel sources which is then sold by the Company. As described in Item 12 "Certain Relationships and Related Transactions", our Chief Executive Officer and Director Stanley Abrams and our Vice President Fuel Processing, Brett Abrams, have a right to a reassignment of these patents from Nathaniel Energy, if neither of them are employed as officers of the company and neither of them is a director, unless termination as an officer was for cause, or legal incompetence, or by voluntary resignation, or as a result of death, or if the company becomes bankrupt, or the company ceases business operations.

Government Approval / Environmental Laws and Regulation

     Operation of a Thermal Combustor(TM), a fuel processing facility and gas processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating Nathaniel Energy's environmental compliance are the U.S. Environmental Protection Agency, Department of Environmental Quality and comparable regulatory agencies and departments in the states where Nathaniel Energy establishes operations. Nathaniel Energy is subject to the air quality programs under federal and state law. The Company's fuel processing operations in Texas are subject to regulation by the Texas Commission of Environmental Quality.

     Before Nathaniel Energy can begin any Thermal Combustor(TM) or fuel processing operations at any location, the company is required to obtain air emission permits, as well as, obtaining appropriate construction and other necessary permits.

     Failure to comply with the laws promulgated by these authorities may result in monetary sanctions, liability for environmental clean up, and other remedies. To maintain the company's compliance, Nathaniel Energy may make occasional changes in the company's waste generation and disposal procedures, Thermal Combustor(TM) operation or other operations. Nathaniel Energy believes these laws and regulations will not have a material adverse effect on its capital expenditures or competitive position. Nathaniel Energy believes that its technology complies, in all material respects, with the various federal, state, and local regulations that apply to its current and proposed operations.

Research and Development

     During 2003 Nathaniel Energy increased its research and development efforts with $37,409 spent on outside resources and over $100,000 in engineering salaries dedicated to internal product development. In 2002, one full time engineer at an annual salary of $60,000 devoted approximately 75% of his time to improving the Thermal Combustor(TM) technology. Nathaniel Energy plans to continue increasing internal product research and development with a goal of offering its customers the best and most efficient product opportunities. In January 2004 Nathaniel Energy hired a Vice President of Operations to lead Thermal Combustor(TM) technology advancement and commercialization efforts.

Market Opportunity

     Demand for licensing the Thermal Combustor(TM) technology, or building energy infrastructures or mini power plants using the Thermal Combustor(TM), all increase as the cost of traditional energy costs rise. In industries with high energy demands such as chemical plants or newspaper operations, grid blackouts or other service interruptions also drive the need for a more reliable "in the fence" energy source such as the Thermal Combustor(TM).

     According to the Rubber Manufacturers Association (RMA), there are up to three billion scrap tires in stockpiles in the United States. The RMA estimates that in 2001 alone, 281 million tires were scrapped. Of these 281 million tires, about 218 million were recycled, 38 million were stockpiled, and 25 million were shredded and buried in landfills or used as landfill covers.

     The use of scrap tires for fuel is currently the largest single use of scrap tires. Tire-to-energy technology preserves natural resources by utilizing the stored energy in petroleum-based tires. Tires have a heating value of 12,000 to 15,000 BTUs per pound (6,668 to 8,335 kilo calories per kilogram). Each twenty pound (nine kilogram) car tire is equivalent to about twenty-five pounds (11.4 kilograms) of bituminous coal. Tires contain less ash than most types of coal and less sulfur than bituminous coals. Tires are shredded into chunks as tire derived fuel. In 2001, cement kilns, pulp and paper mills, electric utilities, waste-to-energy plants, and industrial boilers burned approximately 115 million tires. However, management expects new regulations will be enacted which will reduce the percentage of scrap tires used to fuel cement kilns. Although some of these facilities use whole tires and/or tire derived fuel as the only fuel, most mix or "co-fire" the tires/tire derived fuel with other fuels, such as coal.

     Nathaniel Energy's Thermal Combustor(TM) technology provides a viable method of utilizing scrap tires, reducing landfill and stockpile accumulations while generating energy and other marketable byproducts in an environmentally friendly manner.

Competition

     The expanding alternative fuel industry is a rapidly changing field of technology. Nathaniel Energy recognizes that to be competitive it must continue to expand the application and utilization of the Thermal Combustor(TM). The company's management believes that the compactness, flexibility of multi-fuel capability and comparably lower cost to manufacture and install the Thermal Combustor(TM), compared to industrial solid waste burners, will enable Nathaniel Energy to capture a share of the waste-to-energy market.

     Nathaniel Energy is not aware of any companies marketing equipment for the 50-1,000 horsepower market or offering joint ventures for its equipment. The company does compete for waste-to-energy business from different competitors in each addressed market. Nathaniel Energy's competitors, however, may have financial and marketing resources far greater than those available to Nathaniel Energy and may have greater application for large waste streams, such as municipal waste from large cities.

     In industries with high energy demands, such as specialty gas plants, chemical manufacturing or newspaper productions, Nathaniel Energy competes with the local utility which provides traditional electrical power, in addition to alternate power sources such as solar or wind power.

     In industries with regulated waste disposal, Nathaniel Energy competes with incinerators and waste management companies. In some cases these solutions may provide lower cost waste disposal, but do not remove the emissions and/or pollutants from the environment.

     For municipalities, Nathaniel Energy may compete against other alternative energy sources, especially if the municipality seeks to meet their regulated percentage of alternate or "green" energy sources. In this market, the company may also compete against the local utility, incinerators or waste management companies, depending on the municipalities, regulatory environment and political pressures to employ alternate energy sources.

Helium Production Operation

     Nathaniel Energy has a 51% ownership interest in a helium and gas processing facility in Keyes, Oklahoma. This facility produces 2,000,000 mcf (thousand cubic feet) of natural gas annually, 5,500 mcf of natural gas daily and 3,600 gallons of natural gas liquids daily. A more detailed ownership description of our Keyes operation is contained under the heading "Corporate History" below. Nathaniel Energy also acquired a 130-mile pipeline that collects natural gas for the plant from over 50 gas wells. The acquisition included a take-and-pay contract with Air Products and Chemicals, Inc. for the helium production and an operating agreement with Colorado Interstate Gas Company for the sale of processed natural gas. The natural gas liquids recovered by the plant are sold to various parties.

     The company has an agreement with Nexus Energy Company, a third party producer, for the gathering and processing of new volumes of natural gas from additional wells and gathering fields. The company believes that this new natural gas agreement will enable the company to significantly increase the gas flow through the helium and gas processing plant, substantially increasing annual gross profit, if equipment upgrades, which were completed in March 2004, process the higher volumes as designed. No assurance can be given that these upgrades will process significantly higher volumes.

Major Suppliers

     We currently have three main suppliers in our helium production operations which accounts for approximately 93% of our sales. Nexus Energy Company supplies us with natural gas under a 10-year agreement, which renews for an additional 10-year term if Nexus can produce commercial quantities of natural gas. Additionally, Nexus pays Nathaniel Energy fees for transporting the natural gas from a central delivery point to the Keyes helium plant and a fee for compressing the gas at the central delivery point. We have a 30 year contract with EOG Resources, Inc. (EOG) to purchase all helium from EOG's gas production and to recover and sell the helium which we remove from the natural gas. Regency Gas Services, LLC supplies us with crude helium under an agreement which requires us to purchase all crude helium produced from the Lakin processing plant until 2016.

     If we lose any of these suppliers, we could suffer a material disruption in our natural gas and crude helium supply, which could substantially effect the volume of helium and liquid gas products which we are able to produce for our own account. However, if this occurred, we believe that we would be able to process natural gas for third parties (which is known as toll processing). Although we anticipate that toll processing operations would keep our processing operations at capacity, it could have a substantial adverse effect on our profit margins.

Major Customers

     As noted above, approximately 93% of our sales stem from helium sales and processed natural gas sales, with some additional sales of liquid gases and monthly fees from a take and pay contract. We currently do most of our business with three major customers. Because we offer several different products, we have reduced dependency on any one customer. Air Products and Chemicals, Inc. purchases all of the helium produced under contract through 2021 at which time either party may terminate the agreement. If it is not terminated at that time, it may be terminated at any time upon two years' advance notice by either party. This contract can be terminated in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. Should this contract expire or be terminated early, we believe there are other major companies which have a stated interest in purchasing the helium. We have a month-to-month agreement with Colorado Interstate Gas Company for the sale of processed natural gas. Additionally, we have a month-to-month agreement with Koch Hydrocarbon, LP for the sale of natural gas liquids. The company's top three customers accounted for 66% of our total revenue in 2003, however Management believes that the loss of any of these customers would not cause a material disruption to our overall sales volume because we believe we would be able to replace them in a relatively short time.

Personnel

     Nathaniel Energy has 31 full time employees, with nine located in Englewood, Colorado, 12 in Hutchins, Texas and 10 in Keyes, Oklahoma. Nathaniel Energy believes that it will need to add approximately five full time employees: one at the executive level, two each at the Keyes and Hutchins facility to meet its business plan needs during 2004. We anticipate that significant personnel additions will be required if we obtain additional project funding for the energy infrastructure business.

Corporate History

     Nathaniel Energy Corporation was incorporated in Delaware in 1996 under the name of Ajax Reinsurance Limited. Nathaniel, Ltd. was incorporated in Colorado in 1992. Nathaniel, Ltd. started its scrap tire recycling business in 1997. In 1998, Nathaniel, Ltd. agreed to merge with G-VII Energy Corp. ("G-VII") which had been incorporated in Delaware in 1987. In July 1998, G-VII changed its name to "Nathaniel Energy Corporation" and in December 1998, it agreed to merge into Ajax. In 1999, Ajax changed its name to Nathaniel Energy Corporation.

     From 1997 to 2002, Nathaniel Energy's operations were limited to a fuel processing facility which sells its output of shredded rubber and steel wire to others primarily for use as fuel and recycling into steel products. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC. On April 3, 2003 Nathaniel Energy acquired the remaining 81.45% interest in Keyes Helium Company, LLC from CIG Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy transferred all of the stock in MCNIC to Nathaniel Energy Oklahoma Holdings. Also on April 3, 2003, Nathaniel Energy Oklahoma Holdings acquired the Keyes gathering system and Sturgis gas processing plant and compressor station from CIG Field Services, Company. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium, and then send the natural gas into a natural gas pipeline.

     In connection with approximately $11,997,500 in debt financing for these acquisitions, 49% of Nathaniel Energy Oklahoma Holdings Corporation's common stock was issued to Richard Strain. Accordingly, Nathaniel Energy owns 51% of Nathaniel Energy Oklahoma Holdings.

     On December 31, 2002, MNS Eagle Equity Group IV, Inc. and its stockholders entered into a Stock Exchange Agreement with Nathaniel Energy Corporation pursuant to which Nathaniel Energy acquired all of MNS's outstanding common stock for $20,750 in cash and 50,000 shares of Nathaniel Energy's common stock. MNS, a reporting company under Section 12(g) of the Securities Exchange Act of 1934, became a wholly owned subsidiary of Nathaniel Energy. The purpose of this transaction was for Nathaniel Energy to succeed to the registration status of MNS under the Exchange Act in reliance upon Rule 12g-3 of the Securities Exchange Act of 1934. Currently MNS is not engaged in any business.

Change in Control

     Effective October 3, 2003, a company change in control occurred as a result of the closing of a conversion agreement between Nathaniel Energy and Richard Strain. Pursuant to the conversion agreement, $10 million dollars of indebtedness of Nathaniel Energy to Mr. Strain converted into an aggregate of 50,000,000 shares of Nathaniel Energy's common stock to be issued to NEC Energy, LLC, a designee of Mr. Strain.

     Nathaniel Energy has 75,000,000 shares of common stock authorized for issuance. Prior to the conversion transaction, the Company had 38,262,664 shares of common stock issued and outstanding. Accordingly, the Company did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The conversion agreement provided that to the extent that the Company did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, NEC Energy has the irrevocable right to the shares that could not be issued. Nathaniel Energy has issued 30,000,000 shares of common stock to NEC Energy, and NEC Energy has the irrevocable right to an additional 20,000,000 shares of common stock. In the conversion agreement, Nathaniel Energy agreed to take all required corporate action to seek the stockholders' approval to increase the number of authorized shares to a number which is at least sufficient for the Company to deliver all of the shares of common stock issuable to NEC Energy pursuant to the conversion agreement.

     Giving effect to the issuance of all of the shares of common stock under the conversion agreement, NEC Energy owns 55.7% of the issued and outstanding shares of common stock of the Company.

     In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any.

Subsidiaries

     Nathaniel Energy has one wholly owned subsidiary: MNS Eagle Equity Group IV, Inc., which currently has no operations. The company has one 51% owned subsidiary: Nathaniel Energy Oklahoma Holdings Corporation, which beneficially owns all of Keyes Helium Company, LLC and the Keyes gathering system and Sturgis gas processing plant and compressor station.

Available Information

     The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding Nathaniel Energy. In addition, the company provides easy access to these reports free of charge via the company's internet website, www.nathanielenergy.com. Information on our website is not part of this report.

     Nathaniel Energy maintains a codes and policies page on its website. This page includes, among other items, the Nathaniel Energy Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors, and the Nathaniel Energy Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

Item 2. Description of Property.

     Nathaniel Energy owns approximately 27 acres of property in Hutchins, Texas and a 10,000 square foot building located on the property where Nathaniel Energy operates the fuel processing division. The building is approximately 13 years old and has been maintained in good condition. Nathaniel Energy believes it is suitable for its existing scrap tire reclamation and processing operations at that location. This property has a mortgage loan which has a principal balance of $220,000 and bears 14% interest per year. Installments of interest only payments of $2,567 were payable monthly. The loan by its terms expired in July 2002. The lender informally agreed to extend the term to December 31, 2003. Nathaniel Energy has not paid the principal and interest since December 31, 2003. The lender, however, has not declared the loan in default. The lender is currently forebearing on declaring the loan in default, but it has no obligation to continue to forebear. Nathaniel Energy anticipates it will either use the proceeds from its March 17, 2004 debt financing, which is described in Item 12 "Certain Relationships and Related Transactions" to pay off the loan, or it will obtain mortgage financing to pay off the loan.

     Nathaniel Energy leases a 3,815 square foot office facility for its corporate offices in Englewood, Colorado and believes this space will meet its corporate business needs in 2004.

     Nathaniel Energy beneficially owns a 51% interest in approximately 15 acres of land in Keyes, Oklahoma on which the Keyes helium plant and Sturgis gas processing plant and compressor station is located. The facility includes a gas processing, compression and liquid chilling plant.

     Nathaniel Energy beneficially owns a 51% interest in approximately 190 acres in Keyes, Oklahoma, adjacent to the Helium plant. Pursuant to an agreement with the seller of the property, the Cimarron Industrial Park Authority, we are required to commence construction of a co-generation plant and tire reclamation facility on this property by June 20, 2004. If we do not meet this deadline, the seller may elect to have the property revert back to it. At this time we have not commenced construction of this project.

Item 3. Legal Proceedings.

     Nathaniel Energy is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended December 31, 2003, the following actions were approved by written consent of stockholders owning a majority of our voting stock:

     o to amend the Certificate of Incorporation to provide for our Board of Directors the authority to issue shares of our previously authorized preferred stock with designations, rights and preferences determined by the Board;

     o to amend the Certificate of Incorporation to give effect to a one-for-ten reverse stock split of our issued and outstanding shares of common stock;

     o approval of the Nathaniel Energy Corporation 2003 Equity Participation Plan.

     Nathaniel Energy received the consent of approximately 52.5% of the issued and outstanding shares of its common stock for the actions described above on November 20, 2003.

     A preliminary information statement relating to these actions has been filed with the Securities and Exchange Commission, however the information statement has not been finalized. Accordingly, a definitive information statement has not been filed with the Securities and Exchange Commission nor has it been sent to our stockholders. The actions approved by the holders of a majority of our stock cannot be effectuated until at least 20 days after we mail a definitive information statement to our stockholders. We cannot predict when this will occur.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Nathaniel Energy's common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NECX. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for Nathaniel Energy's common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

                                                     High          Low
                                                   --------      --------
Fiscal Year Ended December 31, 2002:
   First Quarter                                   $   0.95      $   0.07
   Second Quarter                                  $   1.50      $   0.35
   Third Quarter                                   $   2.00      $   0.81
   Fourth Quarter                                  $   3.00      $   1.25
Fiscal Year Ended December 31, 2003:
   First Quarter                                   $   2.45      $   1.75
   Second Quarter                                  $   2.05      $   0.85
   Third Quarter                                   $   1.80      $   0.70
   Fourth Quarter                                  $   2.55      $   0.80

Stockholders of Record

     As of March 1, 2004, Nathaniel Energy had approximately 1,031 stockholders of record.

Dividends

     Nathaniel Energy has never declared or paid any dividends on its common stock. Nathaniel Energy currently intends to retain any earnings for use in the business and therefore does not anticipate paying any dividends in the near future. Dividends on our common stock can be paid lawfully only out of current and retained earnings and surplus of the company, when, and if, declared by the Board of Directors. Nathaniel Energy has not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors, which the Board of Directors deems relevant.

Unregistered sales of securities during the past three years:

                               Issuance    Common Stock     Total                   Type of
Holder Name                      Date         Shares        Price                Consideration
-----------------------------------------------------------------------------------------------------------

J.DeMasi                       07/10/01       75,000      $   12,750   Financial Consulting Services
H. Seidman                     07/10/01       75,000      $   12,750   Financial Consulting Services
Cesar Muniz                    07/17/01    1,000,000      $  170,000   Services Rendered/Investor Relations
Kay Rhodes                     01/05/02      294,000      $   50,000   Conversion of Debt per Note
Alvin Mordoh                   02/12/02      275,000      $  121,000   Financing Incentive
Paula Lowry(1)                 02/12/02       10,000      $    4,400   Cash Investment
Linda Mordoh(1)                02/12/02        5,000      $    2,200   Cash Investment
Sam Epstein(1)                 02/12/02        5,000      $    2,200   Cash Investment
Solomon Mordoh(1)              02/12/02        5,000      $    2,200   Cash Investment
Alternate Capital LLC          03/15/02   13,500,000(2)   $  800,000   Financial Services
Richard Strain                 04/19/02    8,250,000      $1,650,000   Conversion of Debt
Managerial Advisory Services   07/11/02      198,000      $  136,620   Investor Relation Services
Jackson Morris                 07/11/02      200,000      $  188,000   Legal Services
Bodden Int'l                   07/11/02      600,000      $  564,000   Financing Services
Mel Siegal                     07/11/02          200      $      200   Conversion of Note Interest
Sol Adler                      07/11/02      200,000      $  140,000   Consulting Services
Bob and Peggy Isom             07/11/02       29,690      $   29,690   Manufacture of Equipment
Judy Bailey                    07/16/02      205,882      $   35,000   Conversion of Debt
Michael Musich                 08/09/02       10,000      $    6,000   Cash Investment
Ken Lucas                      08/09/02       50,000      $   50,000   Financing Services


                               Issuance    Common Stock     Total                   Type of
Holder Name                      Date         Shares        Price                Consideration
-----------------------------------------------------------------------------------------------------------

Rusty Bailey                   10/17/02       12,249      $   12,249   Internet Services
Alvin Mordoh                   10/17/02       13,333      $   13,333   Cash Investment
Herman J. Calderon(1)          10/17/02        2,000      $    2,000   Cash Investment
Harry Greenberg(1)             10/17/02        1,000      $    1,000   Cash Investment
Paula Lowry(1)                 10/17/02        1,000      $    1,000   Cash Investment
Gilbert Cohen(1)               10/17/02        1,000      $    1,000   Cash Investment
G. M. Fornmarino               10/17/02        8,000      $    8,000   Cash Investment
Kay Rhodes                     10/17/02      100,000      $   50,000   Conversion of Debt
Roberta Clark                  11/14/02       21,428      $   12,856   Cash Investment
Harry Greenberg(1)             12/24/02        2,000      $    2,000   Cash Investment
Alternate Capital LLC          02/18/03    1,066,667      $  800,000   Marketing and Financing Services
Strong Wilken LLC              02/18/03      233,333      $  175,000   Marketing Services
Mike Libeer                    05/09/03      100,000      $  195,000   Sign-on Bonus (4)
Robert Barnett                 09/22/03      100,000      $  125,000   Legal Services
NEC Energy, LLC                10/03/03   30,000,000(3)   $6,000,000   Conversion of Debt
Stan Abrams                    10/30/03      117,733      $  217,806   Accrued Compensation Payment
Brett Abrams                   10/30/03      171,632      $  317,519   Accrued Compensation Payment
Gene Bailey                    10/30/03      166,200      $  307,470   Accrued Compensation Payment
Brian Culvey                   10/30/03      565,665      $1,046,480   Accrued Compensation Payment
Cesar Muniz                    10/30/03      235,520      $  435,712   Accrued Compensation Payment

---------------------
(1) The recipient of these shares was a designee of Alvin Mordoh who was entitled to receive the shares for an investment made by him.
(2)  Shares were issued to the members of the Alternate Capital, LLC.
(3) Partial issuance of shares in conversion of an aggregate of $10 million of indebtedness, which is described in detail under Item 1 "Business - Change in Control."
(4)  Earned in 2001. Shares were issued in May 2003.

     In March 2002, Nathaniel Energy also issued warrants to purchase 205,882 shares of common stock at a price of $0.17 per share, expiring two years from date of issue, to Judy Bailey, wife of Nathaniel Energy's vice president and director.

     Each of the above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any underwriter or placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances.

All of the issuances were made:

     o directly by Nathaniel Energy to persons with whom its management had direct contact and personal relationships,
     o to persons who were introduced to Nathaniel Energy by members of Nathaniel Energy's management, and
     o    to attorneys, consultants and others in compensation for services.

Item 6. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Results of Operations

Supplemental Quarterly Results of Operations

     During 2003 Nathaniel Energy completed a variety of material non-cash transactions which were recognized as expenses under Generally Accepted Accounting Principles (GAAP). With respect to the issuance of common stock shares in payment of employee compensation and for non-employee expenses, GAAP requires recording of an expense equal to the common stock fair market value on the issue date, times the number of shares issued. GAAP also requires other stock transactions, such as the debt conversion that occurred in the fourth quarter of 2003, to be recorded at fair market value. Since Nathaniel Energy's stock price varies from quarter to quarter and the number of shares issued for services did not occur evenly during the year, the Company desires to highlight these non-cash expenses for comparability purposes.

     The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for 2003. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                          Three Months Ended 2003(unaudited)
                                                                                                                        Year ended
                                                                                                                         Dec. 31,
                                                          March 31        June 30         Sept. 30        Dec. 31          2003
                                                       ------------    ------------    ------------    ------------    -----------
Revenue                                                $    104,915    $  2,803,633    $  2,716,970    $  2,799,223    $  8,424,741
Cost of revenue                                             147,464       2,691,003       2,834,531       2,178,843       7,851,841
                                                       ------------    ------------    ------------    ------------    ------------
Gross profit (loss)                                         (42,549)        112,630        (117,561)        620,380         572,900

  Non-cash employee compensation (1)                           --              --              --         1,828,745       1,828,745
  Non-cash charges and expenses (2)                         975,000          45,000         125,000            --         1,145,000
  Depreciation and amortization                              58,754         258,348         162,455         265,881         745,438
  Other operating expenses                                   62,588         120,813         839,383         650,822       1,673,606
                                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses                                  1,096,342         424,161       1,126,838       2,745,448       5,392,789

Operating loss                                           (1,138,891)       (311,531)     (1,244,399)     (2,125,068)     (4,819,889)

  Non-cash stock issue for conversion of debt (3)              --              --              --       (42,500,000)    (42,500,000)
  Non-cash write off of stock subscription                     --              --              --          (175,500)       (175,500)
    receivable (4)
  Interest expense, net                                    (182,062)       (379,362)       (320,597)       (139,752)     (1,021,773)
  Other non-operating  income (expense)                       7,526          26,133              75         (23,060)         10,674
                                                       ------------    ------------    ------------    ------------    ------------
 Loss before income taxes and minority interest          (1,313,427)       (664,760)     (1,564,921)    (44,963,380)    (48,506,488)
  Income tax expense                                           --              --              --              --              --
  Minority interest                                         (19,920)       (100,300)        146,578         (34,139)         (7,781)
                                                       ------------    ------------    ------------    ------------    ------------
   Net loss                                            $ (1,333,347)   $   (765,060)   $ (1,418,343)   $(44,997,519)   $(48,514,269)
                                                       ------------    ------------    ------------    ------------    ------------

Weighted-average common shares
   outstanding-diluted                                   38,262,664      38,262,664      38,362,664      68,671,091      45,913,555
                                                       ------------    ------------    ------------    ------------    ------------
Shares outstanding at end of period                      38,262,664      38,262,664      38,362,664      69,719,414      69,719,414
                                                       ------------    ------------    ------------    ------------    ------------

(1) A total of 1,256,750 shares were issued to pay accrued compensation (see Footnote 9 "Non Cash Financing Activities" ) Another 285,000 shares are to be issued in 2004 to pay for accrued employee severance expense.
(2) A total of 1.5 million shares were issued to pay for marketing, financing, legal and other professional services.
(3) $10 million in debt was converted to 50 million common stock shares effective Oct 3, 2003. (see Footnote 8 "Stockholder's Equity")
(4) During the 2003 fourth quarter a non cash charge of $175,500 was recorded to write off stock subscription receivables.

Year ended December 31, 2003 and 2002

Company Overview

     Nathaniel Energy's mission is to provide a lower cost, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models: licensing, building energy infrastructures and building mini power plants. In 2003 revenue was generated by two businesses integral to funding and operating the energy infrastructure business. The largest business, the helium and gas processing plant, generated 93% of revenue, or $7,851,531 during 2003. The second business, the fuel processing operation generated 7% of the revenue, or $573,210 during 2003. Compared to 2002, revenue, assets and liabilities all increased significantly due to the acquisition of a helium and gas processing facility in April 2003.

     Nathaniel Energy's long term goal is to produce the majority of its revenue and cash flow from building energy infrastructures and mini power plants. As a result, the majority of its resources are focused on these construction businesses. In both of these developing businesses, Nathaniel Energy expects to market its capabilities, raise capital for the construction of projects and manage the projects from start to finish.

     Historically, the company has not had difficulty finding potential project opportunities. Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to the company's success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders.

     Nathaniel Energy enters 2004 with a proven, patented technology and a current year mission to prove the commercial application of the Thermal Combustor(TM). At the same time, the company is seeking funds for numerous projects that use the Thermal Combustor(TM) technology ranging in size from $6 to $24 million, which we are currently exploring. Once financed, Nathaniel Energy anticipates these projects would take approximately 9 to 24 months to complete.

Operating results 2003 compared to 2002

     For the year ended December 31, 2003 revenue increased from $175,662 in 2002, to $8,424,741 in 2003, a dramatic increase due to Nathaniel Energy's acquisition of the Keyes helium plant, the Sturgis gas plant and the Keyes gathering system from CIG on April 3, 2003. The revenues and expenses of Nathaniel Energy Oklahoma Holdings are consolidated within total operations beginning April 3, 2003. Revenues from the helium and gas processing operations were $7,851,531 during 2003, with none during the preceding year. Revenues from fuel processing operations were $573,210 during the period, up $397,548 from $175,662 in the preceding year.

     Gross profit turned positive in 2003 at 7% compared to a negative 156% in 2002. During 2003 the helium and gas processing operation gross profit of 11% was offset by a negative 48% margin at the fuel processing operation for the year. Both businesses have plans to improve gross margins in 2004. On January 9, 2004 Nathaniel Energy completed a new contract with Nexus Energy Company to receive additional gas through its existing pipeline for processing at the company's facilities. According to the contract, Nathaniel Energy will extract helium and natural gas liquids from this new gas stream. The company believes that the new contract and the $1.1 million spent on equipment upgrades in the first quarter of 2004 will enable the company to increase gas volumes and production at the processing plant beginning in the second quarter of 2004.

     Total selling, general and administrative expenses increased $726,961 or 16% from $4,665,828 for the year ended December 31, 2002. The largest expense in 2003 was non-cash employee and professional service compensation of $2,973,745, which increased $282,796 compared to $2,690,949 in 2002. Cash costs that increased from the prior year include, gas and helium operations general and administrative expense of $158,044 and insurance expense of approximately $100,000. The 2003 non-cash expense includes $1,472,495 of employee compensation expenses which represents the fair market value of stock issued in payment of accrued compensation in excess of compensation expense recorded in prior years. See Note 9 for a complete description of stock issued for compensation. The remainder of the non-cash expenses includes $356,250 for employee severance and $1,145,000 for marketing legal and professional services.

     Financing expense in 2003 included $42,500,000 related to the conversion of $10 million of debt into stock. The difference between the fair market value of the stock issued and the carrying value of the debt was recorded as a non-cash financing expense. The remaining finance expense in 2003 was $175,500, a non-cash write off of stock subscriptions receivable.

     Interest expense increased from $569,073 in the year ended December 31, 2002 to $1,021,773 in the comparable period of 2003, due to additional debt financing added during 2003. At December 31, 2003 debt financing has been reduced to $7,529,784 from its peak during 2003 of approximately $15.8 million, resulting primarily from a $10 million conversion of indebtedness to Richard Strain into equity. Current debt financing costs are approximately $600,000 per year.

Liquidity and Capital Resources

     As of December 31, 2003 Nathaniel Energy owed $547,383 to financial institutions under installment notes with an average interest rate of 11%, which were secured by equipment. The remaining $6,982,401 in total debt consists of $6,892,151 in secured loans from Richard Strain with an average interest rate of 8.0%. The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $90,250.

     Effective October 3, 2003, the company and Richard Strain converted an aggregate of $10,000,000 of debt into 50,000,000 shares of common stock. 30,000,000 shares were issued and the investor has the irrevocable right to the other 20,000,000 shares. In September and October of 2003, the same investor advanced an additional $2,000,000 to the company. This debt bears interest at the rate of 8% per year. Principal plus interest is payable in four quarterly payments of $540,000 each on October 1, 2005 and January 1, April 1 and July 1 2006.

     Other debt financing due this investor is $4,892,151 as of December 31, 2003 and bears interest at 8% per year. No payments will be due until March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009. This debt originally totaled $4,097,215. During 2003 $794,936 of accrued interest was added to the principal indebtedness. Also during 2003 the same investor forgave $488,294 accrued interest which was credited to additional paid-in capital.

     In March 2004 Richard Strain loaned Nathaniel Energy an additional $2,000,000. The loan bears interest at the rate of 8% per year. Principal plus interest is payable in four quarterly payments of $540,000 each on October 1, 2005, January 1, April 1, and July 1, 2006.

     The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

                                                  Year ended December 31,
                                                 2003                  2002
                                             ------------          ------------
Operating activities                         $ (1,863,279)         $ (2,164,023)
Investing activities                          (10,655,438)           (2,406,518)
Financing activities                           12,821,442             4,768,532
                                             ------------          ------------
Net effect on cash                           $    302,725          $    197,991
                                             ============          ============

     For the period ended December 31, 2003, the net cash used in operating activities is due to a cash loss for the year of $2,111,805 and an increase in operating assets of $725,265 offset by an increase in accounts payable and accrued expenses of $973,791. The $2,111,805 cash loss equals the $48,514,269 GAAP net loss less non-cash charges of $46,402,464. Non cash charges of $46,402,464 include depreciation and amortization, stock issued for services, stock issued to convert debt, minority interest, and subscription receivable write off. The net change in investing activities is primarily the result of the acquisition of the Keyes helium plant, the Sturgis gas plant and Keyes gathering system assets of $9,357,215 ($9,947,215 less cash acquired $590,000). The net change in financing activities is due to $13,021,043 issuance of debt, offset by debt repayments of $199,601.

     For the period ended December 31, 2002, the operating activities net change is due primarily to a cash loss for the year of $2,584,429 offset by an increase in accounts payable and accrued expenses of $579,788. The $2,584,429 cash loss equals the GAAP net loss of $5,457,871 less non-cash expenses including depreciation and amortization of $156,135, stock issued for services of $2,690,949 and minority interest of $26,358. The net change in investing activities is the result of asset acquisitions of $2,406,518. The net change in financing activities is due to the issuance of debt of $5,158,722, the proceeds from sales of stock of $372,698, offset by debt repayments of $762,888.

     During the third quarter of 2003, certain employees who are officers, directors and stockholders waived accrued compensation aggregating $1,088,459. The remaining accrued compensation due them and other employees totaled approximately $1.4 million was paid out in cash of $340,000 and by the issuance of an aggregate of 1,256,750 shares of common stock.

     Nathaniel Energy had cash of approximately $1.4 million at December 31, 2003 which will be used to fund the Company's operations, pay current debts and partially fund current Thermal Combustor(TM) projects. The near term commitment of approximately $1.1 million for equipment upgrades at the helium and gas processing plant will be customer financed with repayments made from future cash flows over 14 to 19 months.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could vary from these estimates. A material change in these or other estimates could potentially have a material impact on results of operations. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates.

     Conversion of Debt into Common Stock

     When debt is converted into shares of common stock the transaction is recorded at the fair market value of the stock. The difference between the fair market value of the stock issued and the carry value of the debt is recorded as a non cash financing expense in the period the transaction occurs.

     Property, Plant and Equipment and Related Depreciation

     Property, plant and equipment is recorded at its original cost of construction or, upon acquisition, the fair value of the assets acquired. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Depreciation is provided for using straight-line and accelerated methods. Significant assumptions and judgment is used to determine which improvement, replacement or indirect costs are capitalized. Significant assumptions and judgment is necessary to determine what useful life is appropriate for each asset, particularly for machinery and equipment which useful life can range from five to twenty years.

     Long-Lived Assets

     In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

     Impact from Recent Accounting Pronouncements

     The Company does not expect the adoption of recent accounting pronouncements will have a significant effect on the Company's financial statement presentation or disclosures. See "Recent Accounting Pronouncements" in
Note 1 to the financial statements.

Other Considerations

     We are subject to many risks factors detailed below and elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of Nathaniel Energy's business.

     Nathaniel Energy's business model depends on obtaining several million dollars in funding.

     Nathaniel Energy will require several million dollars in capital investments to develop its emerging third business segment, the alternate energy business, which is the business segment on which we plan to focus. Some projects currently contemplated require $6 million to $24 million dollars. Capital investments could be in the form of debt, equity, government grants or guaranteed loans. There can be no assurance that Nathaniel Energy will obtain the funding needed to develop this third business segment, or that funds raised for a particular project will be sufficient to complete the project.

     Revenue and gross margin growth is dependent on successful equipment upgrades.

     Nathaniel Energy has specific plans in place to increase revenue and profits. In particular, the helium and gas processing plant was purchased at a favorable price compared to its revenue producing capabilities. Future revenue and gross margin increases are dependent on an equipment upgrade which was completed in the first quarter of 2004. There can be no assurance that these upgrades will meet our expectations to provide the capacity to process higher volumes of gas.

     Nathaniel Energy depends on a small number of large customers and suppliers.

     Nathaniel Energy's top three customers accounted for 66% of 2003 revenue and this percentage dependency is likely to rise in 2004. Although we believe we could replace these customers if lost, if the Company does not maintain positive relationships with these customers, these customers change their business strategy, or their financial position deteriorates, Nathaniel Energy's revenue and operating results could be materially and negatively impacted.

     If Nathaniel Energy fails to satisfy customer expectations, existing and continuing business could be adversely affected.

     If Nathaniel Energy fails to satisfy customer expectations, its reputation and ability to retain existing customers and attract new customers may be damaged. In addition, if Nathaniel Energy fails to perform adequately on projects, the Company could be liable to customers for breach of contract and could incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, the business results could suffer.

     If Nathaniel Energy fails to successfully use patented technology in commercialized applications, its business may not become profitable.

     If Nathaniel Energy fails to identify the latest alternative energy solutions or fails to successfully apply the technology to customer demand, the Company's reputation and ability to compete for customers and the best employees could suffer. If Nathaniel Energy cannot compete successfully for projects and project funding, revenues may not grow.

     Because our market changes constantly, some of the most important challenges facing us are the need to:

     o    develop equipment that meets changing customer needs;

     o identify and effectively market alternative solutions to a diverse set of customers;

     o    enhance and protect the applications of our patented technology;

     o influence and respond to emerging industry standards and other technological changes.

     All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges.

     Research, experience and shifts in technology and market demand may require changes in our business model.

     During the regular course of business Nathaniel Energy must adjust its business plan giving consideration to its own research, experience, technology evolution and market demand. Accepting unforeseen business opportunities may also result in a business model change. Nathaniel Energy cannot guarantee that any business model or adjustment in business plan will become successful or be more successful than its current business model. A shift in the Company's business model may result in the use of other technologies. Other technologies may in the future prove to be more efficient and/or economical to Nathaniel Energy than its current technology. Nathaniel Energy cannot guarantee that any change in technology will become successful or be more successful than its current technology.

     Public company legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause expenses to increase.

     Nathaniel Energy became a reporting company under the Securities and Exchange Act of 1934 in early 2003. The company will be subject to additional reporting and governance requirements if it applies and is accepted for listing on a national stock exchange or the Nasdaq system. Nathaniel Energy is committed to full regulatory compliance and high standards of corporate governance and expects legal accounting and professional fees to increase in 2004. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

     One stockholder beneficially owns over 50% of outstanding shares and controls a vote of stockholders.

     One stockholder, NEC Energy, LLC, beneficially owns over 50% of outstanding shares based, on a Schedule 13D filed by that stockholder with the SEC. Accordingly, that shareholder has the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

     Under the rules of certain stock exchanges which we are contemplating applying to for listing or inclusion, if a single stockholder holds more than 50% of the voting power of a company, that company is considered a "controlled company." A controlled company is exempt from the rules of certain stock exchanges or systems (such as Nasdaq or the American Stock Exchange) that require that a majority of the company's Board of Directors be independent directors and that the audit, compensation and nomination committees be comprised solely of independent directors. Since NEC Energy, LLC owns more than 50% of the voting power of Nathaniel Energy, we may take advantage of such exemptions afforded to controlled companies if we seek a listing on an exchange, or system which has these exemptions in its rules.

Item 7. Financial Statements

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         In March, 2003 and in January 2004, Nathaniel Energy changed accountants, as reported on a Current Report on Form 8-K report dated March 11, 2003, and as reported on a Current Report on Form 8-K for an event dated January 12, 2004.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

     Nathaniel Energy's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Nathaniel Energy's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Nathaniel Energy's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Nathaniel Energy that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.

Financial Reporting Procedures and Operating Procedure

     During the fourth quarter of 2003 and the first quarter of 2004, Nathaniel Energy performed an overall assessment of the effectiveness of internal control over financial reporting and general operations. As a result of the assessment, the following actions were taken by our Board of Directors to strengthen Nathaniel Energy's financial reporting processes and operating procedure:

     o Adoption of a policy relating to the pre-approval of related party transactions and parameters of related party transactions, which is described in more detail under Item 12 - "Certain Relationships and Related Transactions".

     o Amended the by-laws to require unanimous board approval for stock issuances, expenditures or commitments greater than $10,000, and material contracts.

     o Adoption of a Code of Business Conduct and Ethics for Officers (Vice President and Senior/and Directors), and a Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

     o    Adoption of an Insider Trading Policy.

     o Adoption of guidelines for identifying and evaluating nominees for directorships.

     o Adoption of guidelines relating to audit oversight until the company has independent directors and an audit committee is established.

Board Nominations

     A nominating committee has not been established due to the small size of the company and its board. Until a nominating committee is established the nominating decisions are made by the board of directors. The board is actively seeking independent directors and reviews and evaluates stockholder recommendations for nominees along with other candidates with the same criteria. The board seeks candidates with mature business judgment, financial acumen and may also seek specific industry or technical skills that can complement those held by management. The board also requires high ethical standards and successful experience with public and growth companies. The board will consider written nominee recommendations by a stockholder who has owned at least 2% of Nathaniel Energy's common stock for one year.

Stockholder Communications

     Stockholders may communicate with directors located at 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112 by sending a written communication to the attention of the Secretary of the Company at the Company's executive offices: All communication will be forwarded directly to the intended recipients.

     During the past year no stockholder, or group of stockholders, who beneficially owns more than five percent of the company's voting stock for at least one year, recommended an individual for nomination to the board of directors and no third party assisted in identifying or evaluating nominees in exchange for a fee.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

     The names, ages and terms of office of Nathaniel Energy's directors and executive officers are set forth in the following table:

Name                     Age       Positions with Nathaniel Energy
----                     ---       -------------------------------
Brett Abrams              32     Vice President Fuel Processing
Stanley Abrams*           64     Chairman & Chief Executive Officer and Director
Russell "Gene" Bailey*    64     Director & Vice President
Clifford Barker           49     Vice President Gas Operations
George Cretecos*          50     Director & Chief Operating Officer
Brian Culvey              48     Vice President Engineering
Dennis Pungitore          46     Vice President Operations

 * Directors are also named executive officer for purposes of Section 16(a)

     Directors are elected by holders of the common stock. Officers serve at the will of the board. Nathaniel Energy may indemnify directors and officers against damages which qualify, in the opinion of the disinterested members of the board, for indemnification under Delaware law and Nathaniel Energy's Bylaws. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to directors, officers or persons controlling Nathaniel Energy pursuant to Delaware law and its Bylaws, Nathaniel Energy has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the laws and is therefore unenforceable.

Management Biographies

     Brett Abrams has served as Nathaniel Energy's Vice President Fuel Processing since 1998. He was a director of Nathaniel Energy from 1998 to 2003. Mr. Abrams joined Nathaniel Energy in 1997 and held increasing levels of responsibility for the fuel processing business. Mr. Abrams has developed the Hutchins Facility utilizing state-of-the-art processing equipment, key personnel, policies and procedures, marketing programs, as well as, positioned the Company strategically with the State regulators. Prior to this, Mr. Abrams held a variety of sales and marketing positions in retail, restaurant and sports businesses including the Colorado Sky Sox. Mr. Abrams earned a bachelor of science degree in finance in 1993 from the University of Arizona. Mr. Abrams is Stan Abrams' son.

     Stanley Abrams has served as Nathaniel Energy's Chairman of the Board and Chief Executive Officer and as a director since 1998. Mr. Abrams began his term in 1997 as a director of Nathaniel Ltd., which was acquired by Nathaniel Energy in 1998. Mr. Abrams has been a successful real estate developer in Colorado. Mr. Abrams has 30 years of extensive experience in negotiating with both domestic and foreign governments, municipalities, and states. In 1983 he purchased an interest in the Thermal Combustor(TM)technology and is responsible for its commercial development and several patents. He also has over 30 years of extensive experience developing many commercial and manufacturing projects in the public and private arenas. Mr. Abrams studied political science at the University of Colorado. Mr. Abrams is Brett Abrams' father.

     Russell "Gene" Bailey has served as Nathaniel Energy's Vice President and as a director since 1998. Mr. Bailey brings 35 years of finance, technical and consulting experience to Nathaniel Energy. From February 2000 to April 2003 Mr. Bailey served as Nathaniel Energy's Chief Financial Officer. From 1976 to 2000, Mr. Bailey served as a merger and acquisition consultant with Bailey and Associates on an as needed basis. In addition to his merger and acquisition role, from 1994 to 2000 Mr. Bailey has been an adjunct professor at Pikes Peak Community College teaching geology and physical geography. Mr. Bailey earned a B.S. degree in geology in 1962 from the University of New Mexico. He completed the course work for a Ph.D. degree in geology in 1965 at the University of New Mexico and completed a year of graduate studies at the University of Arizona in finance and mining economics in 1974.

     Clifford Barker was appointed Nathaniel Energy's Vice President Gas Operations in December 2003. Prior to joining Nathaniel Energy, Mr. Barker served in various management and leadership roles at Excel Energy. From 1995 to 1999, as president and founder of Colorado Energy Partners, Inc., Mr. Barker consulted energy companies on sales, accounting systems, contract negotiations, audits, and oil and gas operations. From 1990 to 1995 Mr. Barker led business development, negotiation, and marketing efforts at SOCO International (Snyder Oil Corporation), an exploration and production company. From 1985 to 1990 Mr. Barker served Amoco (BP) in various negotiation, marketing and engineering roles. Mr. Barker earned his MBA at the University of Denver and his bachelor of science in mechanical engineering at Michigan State University.

     George Cretecos has served as Nathaniel Energy's Chief Operating Officer since February 2003. He has been a director since April, 2003. Mr. Cretecos has over 20 years of proven operating and business management experience. Most recently, he served as Director of Marketing and Sales at a multi-million dollar corporation, Commtract Corporation, from December 2001 to January 2003, where he spearheaded profitable new sales and marketing programs. From 1997 to 2001 he served as a Management Consultant setting up corporate infrastructure for startup and early stage companies. Prior to that, as Director of Sales and Marketing at Schlumberger Technologies from August 1994 to January 1997, Mr. Cretecos designed all marketing and promotional materials, managed divisional personnel and had full profit and loss responsibility for all aspects of product roll-out, from design to distribution. Mr. Cretecos' versatile business expertise includes working as Product Manager for a company developing an energy management "load shedding" technology that was acquired by then Bell Atlantic (now Verizon). Following this success he was promoted to Vice President overseeing operations. Mr. Cretecos holds a B.A. cum laude from the State College of Westfield, with Master's courses from Boston State College and has received extensive training in sales, management, leadership and public speaking.

     Brian Culvey was appointed Nathaniel Energy's Vice President Engineering in February 2000. Dr. Culvey was a consulting engineer for Nathaniel Energy from 1997 to 2000. Dr. Culvey brings 20 years of combustion and air emission engineering experience to Nathaniel Energy. Recognized worldwide as a leader in the combustion engineering field, Dr. Culvey's problem solving abilities consistently produce innovative cost saving solutions. Dr. Culvey was Technical Director of air emission sampling teams responsible for all Federal, State and local air emission regulatory compliance along with the design and development of testing procedures and associated equipment. Dr. Culvey has gained extensive experience in the management of emission controls and EPA test methodologies. Prior to these positions, Dr. Culvey began his professional career at Chemical Waste Management responsible for hazardous waste technical services and for all associated regulatory compliance including EPA, DOT, OSHA and Department of Health. Dr. Culvey earned a B.S in environmental chemistry from the Colorado School of Mines in 1977 and went on to earn a Ph.D. degree in metaphysics in 1982.

     Dennis Pungitore was appointed Nathaniel Energy's Vice President Operations in January 2004. Mr. Pungitore has 20 years of business development, sales and financial transaction experience, principally in the energy industry. Prior to joining Nathaniel Energy, from 2002 to December 2003, Mr. Pungitore served as Vice President of Sales at Serveron Corporation, a company providing asset monitoring equipment to utilities. In 2001 and 2002, Mr. Pungitore led Cabot's carbon black energy programs as Director of Energy Programs. From 1998 to 2001 Mr. Pungitore developed financing and project acquisition strategies as Director of Structured Finance at Republic Financial Corp. Prior to joining Republic Financial Corp., Mr. Pungitore served in various business development and sales leadership positions at ABB Power Generation, Siemens Power Corp. and Voith Hydro Inc. Mr. Pungitore earned a bachelor of science degree in mechanical engineering from Pennsylvania State University in 1983.

Audit Committee

     Nathaniel Energy does not have an audit committee, and accordingly does not have an audit committee financial expert. Currently Nathaniel Energy has three members of the Board of Directors, none of whom are independent. The Board of Directors has adopted guidelines relating to the oversight of the audit of Nathaniel Energy's financial statements which are expected to be incorporated into a audit committee charter after an audit committee charter is established. In that regard, the Board of Directors plan to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members' elected or will establish an audit committee.

Compliance with Section 16(a) of the Exchange Act

     Directors, officers, and beneficial owners of more than ten percent of Nathaniel Energy's common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. Since the date Nathaniel Energy became subject to the reporting requirements of the Exchange Act, no directors or officers have filed any Forms 3, 4 or 5. Three non officer or director affiliates, NEC Energy, LLC, Richard Strain and Corey Morrison, filed their respective Forms 3 late.

Item 10. Executive Compensation.

     The following table sets forth the compensation paid during the past three years to Nathaniel Energy's chief executive officer and the two additional highest paid named executive officers whose remuneration exceeded $100,000 per year. Nathaniel Energy did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

                                            Annual Compensation
                           ---------------------------------------------------
Name & Position            Year         Salary              Other Compensation
---------------            ----       ----------            ------------------

Brett Abrams               2003       $ 66,000(1)                $   --
Vice President             2002       $150,000(2)                $   --
Fuel Processing            2001       $118,919(3)                $   --
Division

Stanley Abrams             2003       $125,000(1)                $   --
Chief Executive            2002       $250,000(4)                $   --
Officer                    2001       $210,325(5)                $   --

Cesar Muniz                2003       $ 60,000(1)                $300,000(7)
Former Chief               2002       $150,000(6)                $   --
Information                2001       $150,000(6)                $   --
Officer & Vice
President(8)

During the fourth quarter of 2003, cumulative accrued and unpaid salary as of September 30, 2003 was paid to each officer as follows:

                                            Cash           Common stock shares
                                            ----           -------------------
Brett Abrams                              $ 40,000             171,632
Stanley Abrams                             300,000             117,733
Cesar Muniz                                    -0-             235,520

(1)  The entire amount was paid in cash.

(2) This entire amount was accrued. In September 2003, Mr. Abrams waived his right to $90,000. The remaining amount was paid in 2003 with a combination of cash and shares of common stock.

(3) $114,804 of this amount was accrued. In September 2003, Mr. Abrams waived his right to $90,000 of this accrued amount. The remaining amount was paid in 2003 with a combination of cash and shares of common stock.

(4) This entire amount was accrued. In September 2003, Mr. Abrams waived his right to $125,000. The remaining amount was paid in 2003 with a combination of cash and shares of common stock.

(5) $203,181 of this amount was accrued. In September 2003, Mr. Abrams waived his right to $85,325 of this accrued amount. The remaining amount was paid in 2003 with a combination of cash and shares of common stock.

(6) This entire amount was accrued. In September 2003, Mr. Muniz waived his right to $90,000. The remaining amount was paid in 2003 with shares of common stock.

(7) Mr. Muniz earned severance pursuant to a Termination Agreement dated effective September 1, 2003 of $15,000 in cash and $285,000 payable with 285,000 shares of common stock, valued at $1.00 per share, in connection with his resignation as Chief Information Officer and Vice President in September 2003.

(8)  Mr. Muniz resigned as a director and officer of the company in September
     2003.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

     Stanley Abrams

     Nathaniel Energy and Stanley Abrams entered into a five year employment agreement providing for Mr. Abrams to serve as our Chief Executive Officer commencing August 15, 2001. Mr. Abram's employment agreement provided for an annual base salary of $250,000 until September 22, 2003, when the company and Mr. Abrams agreed to reduce the annual base salary to $125,000.

     The employment agreement also provides for:

     o an entitlement to stock options that may be made available to the company's executive team.

     o an annual performance bonus equal to 3% of the company's pretax income of up to $10 million, 2% of the next $30 million of pretax income, and 1% of the next $100 million of pretax income, provided Nathaniel Energy had net operating income before income taxes and extraordinary items of $500,000 or more for the immediately preceding fiscal year.

     o payment of one half of Mr. Abram's salary for the remaining term of the employment agreement in the event of his death to Mr. Abram's widow, or as may be otherwise directed by his will or estate.
     o an automobile allowance of $600 per month and reimbursement for gasoline and insurance costs.

     Mr. Abram's employment agreement provides that it may be terminated prior to its expiration date:

     o    by Mr. Abrams after six months of service; or
     o by the company for "cause", as that term is defined in the employment agreement.

     Brett Abrams

     Nathaniel Energy and Brett Abrams entered into a five year employment agreement commencing August 15, 2001. Mr. Abrams serves as our Vice President Fuel Processing. Mr. Abrams's employment agreement provided for an annual base salary of $150,000. On September 22, 2003, the company and Mr. Abrams agreed to reduce his accrued salary to $60,000. Mr. Abrams's current annual salary is $78,000.

     The employment agreement also provides for stock options, bonuses, automobile allowance and termination on terms substantially similar as those in Stanley Abrams's employment agreement.

     Russell "Gene" Bailey

     Nathaniel Energy and Russell "Gene" Bailey entered into a four year employment agreement commencing February 1, 2000. Mr. Bailey serves as our Vice President. Mr. Bailey's employment agreement provided for an annual base salary of $60,000. The employment agreement also provided for stock options and termination on terms substantially similar as those in Stanley Abrams' employment agreement and a performance bonus to be mutually agreed upon by Nathaniel Energy and Mr. Bailey. Mr. Bailey's employment agreement expired on February 1, 2004. Mr. Bailey's current annual salary is $78,000.

     Brian G. Culvey

     Nathaniel Energy and Brian G. Culvey entered into a four year employment agreement providing for Mr. Bailey to serve as our Chief Environmental Engineer commencing February 1, 2000. Mr. Culvey's employment agreement provided for an annual base salary of $60,000. The employment agreement also provided for stock options and termination on terms substantially similar as those in Stanley Abrams' employment agreement and a performance bonus to be mutually agreed upon by Nathaniel Energy and Mr. Culvey. Mr. Culvey's employment agreement expired on February 1, 2004. Mr. Culvey's current annual salary is $78,000.

     Cesar Muniz

     Nathaniel Energy and Cesar Muniz entered into an employment agreement dated February 1, 2000 which was terminated pursuant to a termination agreement effective as of September 1, 2003. The termination agreement provided for:

     o    the payment of $15,000 by the company to Mr. Muniz; and
     o the issuance of 285,000 shares of our common stock, to be delivered on the 10th day following the date the company effectuates a contemplated stock split of its common stock (in which case the number of shares shall be adjusted to give effect to the stock split).
     o Additionally, Mr. Muniz resigned as a director of Nathaniel Energy on September 22, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, to the knowledge of the Company, based solely upon records available to it, certain information as of March 4, 2004 regarding the beneficial ownership of the Company's shares of common stock by

     o each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,

     o    by each current director,

     o    by each named executive officer, and

     o    by all current executive officers and directors of the group:

Name and Address                                               Approximate
of Beneficial Owner                 Number of Shares       Percent of Class(1)
-------------------------           ----------------       -------------------

NEC Energy,  LLC(2)
73 Deer Park Avenue,
Suite 4 Babylon  Village,
New York 11702                       50,000,000 (3)                 55.7%

Richard Strain
329 Manchester Road
Poughkeepsie, New York 12603          6,718,333 (4)                  6.9%

Brett Abrams (5)                      3,171,632                      3.5%

Stanley Abrams(5)                     2,713,733                      3.0%

Russell "Gene" Bailey(5)                577,964 (6)                   .1%

George Cretecos(5)                        None

All Directors and Executive
Officers as a group (3 persons) (5)   6,463,329 (6)                  7.2%

(1) Percentages give effect to the issuance of all 50,000,000 shares to NEC Energy for conversion of $10,000,000 indebtedness of the Company to Richard Strain, effective as of October 3, 2003.

(2) NEC Energy, LLC is 50% owned by Richard Strain and 50% owned by Como Group, LLC, which is an affiliate of Corey Morrison.

(3) Excludes 6,585,000 shares owned by Richard Strain. Includes 30,000,000 shares, and the irrevocable right to receive 20,000,000 shares at the time that number of shares is authorized and available for issuance.

(4) Excludes 30,000,000 shares owned by NEC Energy, LLC and 20,000,000 shares for which NEC has the irrevocable right, which shall be issued at the time that number of shares is authorized and available for issuance. Includes 500,000 shares held in the name of Mr. Stain's wife and 500,000 shares held in the name of Mr. Strain's son.

(5) The address of this person is 8001 S. InterPort Blvd., suite 260, Englewood, Colorado 80112.

(6) Includes 205,882 shares and 205,882 shares underlying unexercised warrants which are exercisable at a price of $.17 per share, held by Mr. Bailey's wife.

Item 12. Certain Relationships and Related Transactions

     During 2002 and 2003, Nathaniel Energy engaged in the following transactions with its directors, officers and principal stockholders:

     On August 26, 2002, Nathaniel Energy borrowed $1,800,000 from a principal stockholder, Richard Strain. Nathaniel Energy used $1,450,000 of the proceeds to acquire the capital stock of MCNIC Rodeo, Inc., which owned 18.55% interest in Keyes Helium Company, LLC. The balance of the loan has been earmarked for capital investment at the Keyes, Oklahoma helium plant. The note bore interest at 2% over prime per year with no stated maturity.

     On April 3, 2003, Nathaniel Energy's subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, acquired the remaining 81.45% of interest in Keyes Helium Company, LLC. The company transferred ownership of MCNIC to Nathaniel Energy Oklahoma Holdings Corporation. Mr. Strain was issued 49% of Nathaniel Energy Oklahoma Holdings Corporation's common stock in connection with financing for this acquisition. As a result of this transaction, Nathaniel Energy owns 51% and Mr. Strain owns 49% of Nathaniel Energy Oklahoma Corporation.

     Prior to 2000, Mr. Strain loaned a total of $1,350,000 to Nathaniel Energy. In April 2002, Mr. Strain converted the outstanding balance into 8,250,000 shares of Nathaniel Energy's common stock at a price of $0.20, which was the market price at the date of conversion. The shares were not issued until the first week of January 2003. A portion of these shares were issued to persons designated by Mr. Strain.

     On October 3, 2003 $10 million dollars of Company indebtedness to Mr. Strain was converted into an aggregate of 50,000,000 shares of the Company's common stock. NEC Energy, LLC, a designee of Mr. Strain, received 30,000,000 shares, with an irrevocable right to receive 20,000,000 shares at the time that number of shares is authorized and available for issuance. This transaction is described in detail under Item 1 "Business - Change in Control."

In September and October, 2003 Mr. Strain loaned Nathaniel Energy $1,000,000 and $1,000,000 respectively, each bearing interest at the rate of 8% per year. In October, 2003 the Company consolidated an aggregate of $6,892,151 in principal into two promissory notes in the principal amounts of $2,000,000 and $4,892,151 respectively. The note for the $2,000,000 loaned to the Company in 2003 bears interest at the rate of 8% per year and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. The note for the principal amount of $4,892,151 bears interest at the rate of 8% per year. No payments will be due on this note until March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009.

     On March 17, 2004 Mr. Strain loaned Nathaniel Energy $2,000,000 pursuant to a loan agreement and promissory note. The loan bears interest at the rate of 8% per year and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1, April 1 and July 1, 2006. The loan agreement provides that the outstanding principal plus interest under this loan, and the $6,892,151 outstanding indebtedness under previous loans from Mr. Strain to Nathaniel Energy may be converted, at Mr. Strain's option, into shares of Nathaniel Energy's common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004. Additionally, Nathaniel Energy has agreed to register the shares of common stock issuable upon conversion of these loans within 180 days of the funding of the $2,000,000 loan. Furthermore, the repayment under this loan plus the $6,892,151 indebtedness under previous loans is secured by a security interest in all of Nathaniel Energy's and its subsidiaries' assets, including the shares of stock of our subsidiaries.

     During 2001 Stanley Abrams loaned Nathaniel Energy approximately $250,000, providing necessary liquidity for the company during its early development stage after Nathaniel Energy had made unsuccessful diligent efforts to secure debt financing from unaffiliated sources. In 2003, accounting corrections of $77,814
(net), including a financing fee credited to Mr. Abrams of $26,414, was recorded to the officer loan account, resulting in a receivable from Mr. Abrams of $50,484 at December 31, 2003. Mr. Abrams repaid the amount due Nathaniel Energy in full on March 15, 2004 by returning 50,484 shares of common stock the company had issued to him in December 2003 for settlement of accrued and unpaid wages.

     The Company's ownership of technology is by assignment of the patents and pending applications from Stanley Abrams, Nathaniel Energy's chief executive officer, pursuant to an agreement dated July 7, 1998 and amended in September 2003. These patents and the patent application are for utility patents directed to devices and methods of uses. The U.S. patents expire January 2010, February 2011, and March 2020, respectively. Under the assignment agreement, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams in the event both Stanley Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or an order of relief under the federal bankruptcy laws is entered against the company.

     During the year ended December 31, 2003, the Company paid $750,000 in cash and issued 233,333 shares of common stock for corporate marketing and communication services to Strong & Wilken, LLC, a company affiliated with the Como Group, LLC, which in October 2003 became a 50% owner of NEC Energy LLC which owns approximately 55% of Nathaniel Energy common stock.

     During the first quarter of 2003, the Company issued 1,066,666 shares valued at $800,000 to Alternate Capital LLC, an affiliate of NEC Energy, LLC in payment for corporate marketing and financing services. NEC Energy became Nathaniel Energy's largest investor in October 2003.

     The Company paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC, an entity controlled by the Company's chief executive officer. During the years ended December 31, 2002 and 2003 payments to Ripetouch, less repayments to Nathaniel Energy, were $61,170 and $33,642, respectively. The balance receivable from Ripetouch at December 31, 2002 and December 31, 2003 was $226,833 and $260,475, respectively.

     The Board of Directors of Nathaniel Energy adopted a policy in February, 2004 that all related party transactions must be approved by a majority of the disinterested directors and those transactions will be on commercially reasonable terms which are no less favorable to Nathaniel Energy than Nathaniel Energy could obtain in arms-length transactions with unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.
2.1 Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity
           Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2        Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing
           Company and Nathaniel Energy Corporation*
2.3 Purchase and Sale Agreement, dated as of April 3, 2003, by and between CIG Resources Company and Nathaniel Energy Oklahoma
           Holdings Corporation
3(i).1     Certificate of Incorporation*
3(i).2     Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3     Certificate of Amendment of Certificate of Incorporation, as
           amended on April 24, 2002*
3(ii).1    Amended and Restated By-Laws
10.1 Employment Agreement, dated August 15, 2001, by and between Nathaniel Energy Corporation and Stan Abrams
10.2 Acknowledgment letter of Stan Abrams, dated September 22, 2003 relating to a reduction of accrued salary
10.3       Agreement, dated October 30, 2003 by and between Nathaniel
           Energy Corporation and Stan Abrams relating to issuance of shares for accrued salary
10.4       Employment Agreement, dated August 15, 2001, by and between
           Nathaniel Energy Corporation and Brett Abrams
10.5 Acknowledgment letter of Brett Abrams, dated September 22, 2003 relating to a reduction of accrued salary
10.6       Agreement, dated October 30, 2003 by and between Nathaniel
           Energy Corporation and Brett Abrams relating to the issuance of shares for accrued salary
10.7       Employment Agreement, dated February 1, 2000 by and between
           Nathaniel Energy Corporation and Russell Eugene Bailey
10.8       Agreement, dated October 30, 2003 by and between Nathaniel
           Energy Corporation and Russell "Gene" Bailey relating to the issuance of shares for accrued salary
10.9       Employment Agreement, dated February 1, 2000 by and between
           Nathaniel Energy Corporation and Brian G. Culvey
10.10      Agreement, dated October 30, 2003 by and between Nathaniel
           Energy Corporation and Brian Culvey relating to the issuance of shares for accrued salary
10.11      Agreement, dated October 30, 2003 by and between Nathaniel
           Energy Corporation and Brian Culvey relating to the issuance of shares for accrued salary
10.12      Employment Agreement, dated February 1, 2000 by and between
           Nathaniel Energy Corporation and Cesar A Muniz
10.13      Acknowledgment letter of Cesar A. Muniz, dated September 22,
           2003 relating to a reduction of accrued salary
10.14 Termination Agreement, dated effective September 1, 2003, between Cesar Muniz and Nathaniel Energy Corporation.
10.15      Consulting Agreement, dated March 1, 2002, as supplemented as of
           June 7, 2002, by and between Nathaniel Energy Corporation and Alternate Energy, LLC
10.16      Amended and Restated Patent Assignment Agreement, dated
           September 30 2003 but effective as of July 7, 1998 between
           Stanley Abrams and Brett Abrams and Nathaniel Energy Corporation
10.17      Conversion Agreement, dated October 3, 2003 between Nathaniel
           Energy Corporation and Richard Strain
10.18      Loan Agreement, dated October 3, 2003
           between Richard Strain and Nathaniel Energy Corporation
10.19 Promissory Note, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain
14.1 Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)
14.2       Code of Business Conduct and Ethics for Employees and Officers
           (other than Vice President and Senior)(effective March 8, 2004)
21.        Subsidiaries
31.        Certification of Chief Executive Officer and Principal
           Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.        Certification of Chief Executive Officer and Principal
           Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K: Nathaniel Energy did not file any reports on Form 8-K during the last quarter of 2003.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for our fiscal years ended December 31, 2003 and 2002 by Comiskey & Company, P.C. and Abrams & Company, P.C., our principal accountants in 2003 and 2002 respectively, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $18,000 and $26,000 respectively.

Audit Related Fees

     Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2003 and 2002 for any assurance and related services.

Tax Fees

     Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2003 and 2002.

Other Fees

     Comiskey & Company, P.C. billed us $6,583 in our fiscal year ended December 31, 2002 for interim review services relating to our Quarterly Reports filed in 2003 and Abrams & Company, P.C. billed us $11,167 in our fiscal year ended December 31, 2002 for interim review services relating to our Quarterly Reports filed in 2002 and review services relating to certain acquisitions.

     Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2003 and 2002 respectively.

                  NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE
                  FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

                      ------------------------------------

                                      INDEX

                      ------------------------------------

                                                                     Page
                                                                     ----
Independent Auditors' Reports....................................... F-1
Consolidated Balance Sheets......................................... F-2
Consolidated Statements of Operations............................... F-3
Consolidated Statement of Stockholders' Equity (Deficit)............ F-4
Consolidated Statements of Cash Flows............................... F-5
Notes to Consolidated Financial Statements.........................  F-6 to F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Nathaniel Energy Corporation
Englewood, Colorado


We have audited the accompanying balance sheet of Nathaniel Energy Corporation as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nathaniel Energy Corporation as of December 31, 2003, and the results of its operations, its cash flows, and changes in stockholder's equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Denver, Colorado
January 23, 2004
(except for paragraph 2
of footnote 2 which is
dated March 23, 2004)
                                            /s/ Comiskey & Company, P.C.
                                                PROFESSIONAL CORPORATION





                                       F1a

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Nathaniel Energy Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred a significant loss approximating $5.5 million for the year ended December 31, 2002 and incurred losses for the two years ended December 31, 2001. In addition, the Company has a deficiency in working capital at December 31, 2002 approximating $6.9 million and a stockholders' deficit approximating $3.7 million. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 2002 the Company acquired Keyes Helium Company LLC, (see Note 4) which the Company expects to provide adequate profits and cash flow to sustain the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in Note 18.

/s/  Abrams and Company, P.C.
------------------------------
Abrams and Company, P.C.
Certified Public Accountants

Melville, New York
April 4, 2003
                                       F1b


                                      Nathaniel Energy Corporation
                                      Consolidated Balance Sheets

                                                                    December 31            December 31
                                                                       2003                    2002
                                                                   ------------            ------------
Assets

Current assets:
  Cash                                                             $    504,782            $    202,057
  Accounts receivable                                                   960,555                   4,784
  Inventory                                                             637,174                 248,040
  Prepaid expenses                                                      130,669                   3,396
  Advances receivable                                                    30,718                  25,550
                                                                   ------------            ------------

Total current assets                                                  2,263,898                 483,827

Property, plant and equipment, net of accumulated
  depreciation                                                       11,662,969               1,809,556

Intangible assets, net                                                  339,473                    --
Restricted cash                                                         899,300                    --
Investment                                                                 --                 1,450,000
Related party receivables                                               345,959                 226,833
Deposits                                                                 50,000                  22,500
Other assets                                                             42,794                  16,367
                                                                   ------------            ------------

Total Assets                                                       $ 15,604,393            $  4,009,083
                                                                   ============            ============

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $  1,689,072            $    524,498
  Accrued compensation and payroll liabilities                          109,065               1,928,546
  Accrued interest                                                      141,402                 496,563
  Accrued property tax                                                   38,331                    --
  Other accrued expenses                                                 25,018                   1,464
  Notes payable, current portion                                        406,644                 320,541
  Notes payable - stockholders, current portion                            --                 4,095,470
                                                                   ------------            ------------

Total current liabilities                                             2,409,532               7,367,082

Long-term debt                                                          230,989                 292,331
Long-term debt, stockholder                                           6,892,151                    --
                                                                   ------------            ------------

Total liabilities                                                     9,532,672               7,659,413
                                                                   ------------            ------------

Minority interest                                                        34,139                  26,358

Stockholders' equity (deficit):

  Preferred stock, 2,000,000 shares of $.001 par value
          authorized, none issued or outstanding                           --                      --
     Common stock, 75,000,000 shares of $.001 par value
          authorized, 69,719,414 shares and 36,912,664 shares
          issued and outstanding at December 31, 2003 and 2002           69,719                  36,913
Common stock to be issued                                                20,285                    --
Additional paid-in capital                                           64,682,652               6,682,704
Subscription receivable                                                    --                  (175,500)
Accumulated deficit                                                 (58,735,074)            (10,220,805)
                                                                   ------------            ------------

Total stockholders' equity (deficit)                                  6,037,582              (3,676,688)
                                                                   ------------            ------------

Total Liabilities and Stockholders' Equity                         $ 15,604,393            $  4,009,083
                                                                   ============            ============

                          The accountants' reports and accompanying notes are an
                                 integral part of the financial statements.


                                     Nathaniel Energy Corporation
                                Consolidated Statements of Operations

                                                                       For the Year Ended
                                                             December 31,                December 31,
                                                                2003                        2002
                                                            ------------                ------------

Revenue                                                     $  8,424,741                $    175,662

Cost of revenue                                                7,851,841                     449,229
                                                            ------------                ------------

Gross profit (loss)                                              572,900                    (273,567)

Selling, general and administrative expenses                   5,392,789                   4,665,828
                                                            ------------                ------------
Total operating expenses                                       5,392,789                   4,665,828

Loss from operations                                          (4,819,889)                 (4,939,395)

Other income (expense)
  Partnership income                                              20,733                      53,792
  (Loss) gain on disposal of equipment                           (13,207)                     23,163
  Interest expense                                            (1,021,773)                   (569,073)
  Financing costs                                            (42,675,500)                       --
  Investment income                                                1,109                        --
  Other income                                                     2,039                        --
                                                            ------------                ------------

Loss before income taxes and minority interest               (48,506,488)                 (5,431,513)

Income tax expense                                                  --                          --
                                                            ------------                ------------

Loss before minority interest                                (48,506,488)                 (5,431,513)

Minority interest                                                 (7,781)                    (26,358)
                                                            ------------                ------------

Net loss                                                    $(48,514,269)               $ (5,457,871)
                                                            ============                ============

Loss per share, basic and diluted                           $      (1.06)               $      (0.27)
                                                            ============                ============

Weighted average common shares outstanding                    45,913,555                  20,374,776
                                                            ============                ============

                   The accountants' reports and accompanying notes are an
                          integral part of the financial statements.


                                                    Nathaniel Energy Corporation
                                          Consolidated Statement of Stockholders' Equity (Deficit)

                                                Additional                                                             Stockholders'
                                                 Paid-In        Shares to be Issued     Subscription   Accumulated        Equity
                         Shares      Amount      Capital          Shares      Amount      Receivable      Deficit        (Deficit)
                       ----------  ---------   ------------     ----------  ----------   -----------    -----------    ------------

Balance,
  December 31, 2001    12,912,623  $  12,912   $  1,754,695           --    $     --     $   (175,500)  $ (4,762,934)  $ (3,170,827)

Debt conversion
  premium,
  warrants
  issued
  January, 2002              --         --           25,000           --          --             --             --           25,000

Issued for
  financing
  incentive               300,000        300         50,700           --          --             --             --           51,000

Issued for
  services             13,912,449     13,912      2,633,537           --          --             --             --        2,647,449

Issued for debt
  conversion            8,544,118      8,544      1,695,010           --          --             --             --        1,703,554

Issued for cash           917,902        919        416,849           --          --             --             --          417,768

Issued for debt
  and accounts
  payable
  settlements             325,572        326        106,913           --          --             --             --          107,239

Net loss                     --         --             --             --          --             --       (5,457,871)    (5,457,871)
                     ------------  ---------   ------------   ------------  ----------   ------------   ------------   ------------

Balance,
  December 31, 2002    36,912,664     36,913      6,682,704           --                     (175,500)   (10,220,805)    (3,676,688)

Issued for MNS             50,000         50           --             --          --             --             --               50

Issued for services     1,500,000      1,500      1,293,500           --          --             --             --        1,295,000

Forgiveness of
  accrued
  compensation
  payable to
  stockholders               --         --        1,088,459           --          --             --             --        1,088,459

Debt conversion        30,000,000     30,000     52,450,000     20,000,000      20,000           --             --       52,500,000

Interest forgiven
  by stockholder             --         --          488,294           --          --             --             --          488,294

Issued for accrued
  compensation          1,256,750      1,256      2,679,695        285,000         285           --             --        2,681,236

Write off of
  subscription
  receivable                 --         --             --             --          --          175,500           --          175,500

Net loss                     --         --             --             --          --             --      (48,514,269)   (48,514,269)
                     ------------  ---------   ------------   ------------  ----------   ------------   ------------   ------------

Balance,
  December 31, 2003    69,719,414  $  69,719   $ 64,682,652     20,285,000  $   20,285   $       --     $(58,735,074)  $  6,037,582
                     ============  =========   ============   ============  ==========   ============   ============   ============

                                           The accountants' reports and accompanying notes are
                                               an integral part of the financial statements.


                                   Nathaniel Energy Corporation
                              Consolidated Statements of Cash Flows

                                                                     For the Year Ended
                                                            December 31,              December 31,
                                                               2003                       2002
                                                           ------------               -------------
Cash flows from operating activities:
Net loss                                                   $(48,514,269)              $ (5,457,871)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                 745,438                    156,135
  Stock issued for services                                   2,973,745                  2,690,949
  Stock issued to settle debt                                42,500,000                       --
  Minority interest                                               7,781                     26,358
  Subscription receivable write off                             175,500                       --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                  (127,757)                  (105,790)
    Accounts receivable                                        (411,259)                    20,759
    Prepaid expenses                                            (61,955)                      --
    Advances receivable                                          (5,168)                      --
    Related party receivable                                   (119,126)                   (74,351)
  Increase in:
    Accounts payable and accrued expenses                       973,791                    579,788
                                                           ------------               ------------
Net cash used in operating activities                        (1,863,279)                (2,164,023)
                                                           ------------               ------------

Cash flows from investing activities:
  Deposits                                                      (27,500)                      --
  Other assets                                                  (26,377)                      --
  Restricted cash                                              (899,300)                      --
  Cash acquired in acquisition                                  590,000                       --
  Investment in Keyes helium project                               --                   (1,450,000)
  Equipment purchases                                          (588,341)                  (956,518)
  Acquisition of assets                                      (9,703,920)                      --
                                                           ------------               ------------
Net cash used in investing activities                       (10,655,438)                (2,406,518)
                                                           ------------               ------------

Cash flows from financing activities:
  Payments on debt                                             (199,601)                  (762,888)
  Proceeds from sale of stock                                      --                      372,698
  Proceeds from issuance of notes and loans                  13,021,043                  5,158,722
                                                           ------------               ------------
Net cash provided by financing activities                    12,821,442                  4,768,532
                                                           ------------               ------------

Net increase in cash                                            302,725                    197,991
Cash and cash equivalents, beginning of year                    202,057                      4,066
                                                           ------------               ------------
Cash and cash equivalents, end of year                     $    504,782               $    202,057
                                                           ============               ============

Cash paid for interest                                     $     93,704               $    569,073
                                                           ============               ============
Cash paid for income taxes                                 $       --                 $       --
                                                           ============               ============
Non cash financing activity
   Issuance of stock to settle debt                        $ 10,000,000               $  1,808,239
                                                           ============               ============
Forgiveness of accrued interest and compensation           $  1,576,753               $       --
                                                           ============               ============

             The accountants' reports and accompanying notes are an
                   integral part of the financial statements.

                                       F-5

                          Nathaniel Energy Corporation
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2003 and 2002

1. Significant Accounting Policies and Nature of Operations

Description of Business

     Nathaniel Energy Corporation (the "Company") is a renewable energy company that provides industry with an alternative energy equal to that of fossil fuels. Its proprietary patented technology, the Thermal Combustor(TM), is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid carbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations. The Company focuses its patented technology in three main areas: licensing, creating energy infrastructures and building mini power plants. The Company intends to license the Thermal Combustor(TM) technology to qualified companies, joint venture partners, and distributorships.

     The Company has been in the fuel processing business, including used tire recycling and collection services, since 1997. In two transactions, on August 26, 2002 and April 3, 2003, the Company acquired a minority and then the remaining interest in a helium and gas processing facility in Keyes, Oklahoma. 49% of the interest in the Keyes helium operation was issued to an outside investor who had provided funding for the acquisition. See Note 4 "Acquisition; Minority Interest". In addition to the fuel processing and helium and gas processing operations, the Company is engaged in the development of alternative energy conversion processes and related technologies using its patented Thermal Combustor(TM) technology. Nathaniel Energy's short term objective is to use the fuel processing facility in Hutchins, Texas as a fuel supply for its first energy infrastructure operation which is planned for construction in Keyes, Oklahoma. At this site, Nathaniel Energy plans to build a Thermal Combustor(TM) which will obtain its fuel from the fuel processing facility and produce marketable byproducts, including electricity that will be used to power the helium gas operation.

Business Segments

     The Company operates three separate segments which are presently conducted in three separate facilities:

     -    a fuel processing operation in Hutchins, Texas,
     - the natural gas processing, gas liquids and helium production in Keyes, Oklahoma and
     - the alternate energy engineering and corporate offices in Englewood, Colorado.

Principles of Consolidation

     The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash balances used to fund particular capital projects, which are not authorized or available for general corporate purposes, are classified as restricted cash.

Inventory

     Tire shred inventory is valued at its cost to produce using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The gas processing facility has helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the last-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM.

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

Property, Plant and Equipment and Related Depreciation

     Property, plant and equipment purchased or constructed is recorded at cost. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Gain or loss is recorded in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired. Depreciation is provided for using straight-line and accelerated methods. Estimated useful lives of the assets used in the computation of depreciation are as follows:

Machinery and equipment                  5 - 20 years
Buildings                                    25 years
Vehicles                                      5 years
Gathering pipeline                           20 years

Revenue Recognition

     The Company's fuel processing facility recognizes revenue in several ways. First when tires are accepted at the facility ("tipping fees") and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds. Sales returns are booked based on the Company's historical experience.

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

Identifiable Intangible Assets

     The company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $57,171 and $2,000 at December 31, 2003 and 2002, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from three to six years. Intangible assets consist of capitalized web site costs and contracts acquired.

Goodwill and Other Intangible Assets

     The company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets , during fiscal year 2002. Under the provisions of SFAS No. 142, the company tests goodwill for impairment on an annual basis. The company has elected to perform its annual impairment review during the fourth quarter each year. The impairment review performed for fiscal year 2003 and 2002 indicated no goodwill assets and no impairment of goodwill.

Long-Lived Assets

     In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The impairment review performed for fiscal year 2003 indicated no impairment of long-lived assets.

Advertising

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2002 and 2003 to be capitalized and deferred to future periods.

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

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

     The Company values shares issued in consideration of services at fair value. Options or warrants issued to non-employees and consultants are recorded using the fair value method, based on a Black-Scholes option-pricing model.

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

Fair Value of Financial Instruments

     The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term note and interest receivable from officers and related parties does not significantly differ from cost at December 31, 2003 and 2002.

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

Reclassifications

     Certain amounts reported in the 2002 financial statements, as amended and filed on February 23, 2004, have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or stockholders' equity. Certain expenses reported in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 have been reclassified and adjusted to conform to the current period presentation and to be consistent with the financial data presented in the March 31, 2003 and September 30, 2003 quarterly reports on Form 10QSB. These reclassification and adjustments reduced June 30, 2003 year to date net income by $195,000.

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's consolidated financial position or results of operations. The company has no variable interest entities.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

2. Material Subsequent Events and Contingencies

     On January 9, 2004 Nathaniel Energy completed a new contract with a third party company to receive additional gas through its existing pipeline for processing at the Company's facilities. According to the contract, Nathaniel Energy will extract helium and natural gas liquids from this new gas stream. The Company believes that the new contract and the $1.1 million spent on equipment upgrades in the first quarter of 2004 will enable the Company to increase gas volumes and production at the processing plant. Incremental gross profit from the new contract and upgrades is expected to be approximately $1.7 million per year, and $1.2 million in 2004. The equipment upgrades were customer financed with loan repayments due over an 18 month period ending in September 2005.

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

     On March 17, 2004 Richard Strain loaned Nathaniel Energy $2,000,000 pursuant to a loan agreement and promissory note. The loan bears interest at the rate of 8% per year and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1, April 1 and July 1, 2006. The loan agreement provides that the outstanding principal plus interest under this loan, and the $6,892,151 outstanding indebtedness under previous loans from Mr. Strain to Nathaniel Energy may be converted, at Mr. Strain's option, into shares of Nathaniel Energy's common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004. Additionally, Nathaniel Energy has agreed to register the shares of common stock issuable upon conversion of these loans within 180 days of the funding of the $2,000,000 loan.

3. Recapitalization

     Effective October 3, 2003, a Company change in control occurred as a result of the closing of a Conversion Agreement between the Company and Richard Strain. Pursuant to the Conversion Agreement, $10 million dollars of indebtedness of the Company to Mr. Strain converted into an aggregate of 50,000,000 shares of the Company's common stock to be issued to NEC Energy, LLC, a designee of Mr. Strain.

4. Acquisition; Minority Interest

     On April 3, 2003 the Company completed the acquisition of the remaining 81.45% Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas/El Paso ("CIG") through its subsidiary Nathaniel Energy Okalahoma Holding Corporation ("NEC OK"). The Company purchased its initial 18.55% interest in Keyes Helium Company on August 26, 2002 which is discussed in more detail below in this Note 4. On April 3, 2003 we also acquired the Keyes gathering system and Sturgis gas processing plant and compressor station. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium and then send the natural gas into a natural gas pipeline. The Company transferred 49% of the ownership of NEC OK to a principal investor in consideration of an aggregate of $11,997,476 of debt financing to effecuate the acquisition. Accordingly, the Company's interest in Keyes Helium Company and the helium operations is through a 51% ownership of NEC OK that owns 100% of Keyes Helium Company.

     The following table represents unaudited proforma income statement for the years ended December 31, 2003 and December 31, 2002, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.

                                           For the year ended
                                    December 31,         December 31,
                                       2003                  2002
                                   ------------          ------------
Revenue                            $  9,837,741          $  6,172,662

Net income (loss)                  $(48,295,269)         $ (6,067,871)

Loss per share                     $      (1.05)         $      (0.30)

     The 2003 acquisitions were accounted for as a purchase with an aggregate purchase price of $9,947,215. The acquisitions were funded with cash provided by the issuance of debt by a related party investor, Richard Strain. The purchase price has been allocated as follows:

Cash                                                                $   590,000
Receivables                                                             545,000
Inventory                                                               261,000
Property and Equipment                                                8,746,571
Intangible assets                                                       246,644
Other assets                                                             65,000
Payables                                                               (507,000)
                                                                    -----------
Total                                                               $ 9,947,215
                                                                    ===========

     On August 26, 2002, the Company acquired outstanding common shares of MCNIC Rodeo Gathering, Inc., which held an 18.55% membership interest in Keyes Helium Company, LLC., for $1,450,000. MCNIC Rodeo Gathering, Inc. was purchased from

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

MCNIC Pipeline & Processing Corp. An outside investor provided total cash of $1,800,000 to finance the acquisition. Including loans related to this project, this individual held $3,950,000 of the Company's debt, and had converted $1,350,000 of additional debt to equity as of December 31, 2002. The Company subsequently transferred ownership in MCNIC to its 51% subsidiary NEC OK. The remaining 49% of NEC OK is owned by the outside investor.

5. Property, Plant and Equipment

     Following is a summary of property, plant and equipment at December 31, 2003 and 2002:

                                                 December 31,       December 31,
                                                     2003              2002
                                                 ------------      ------------

 Machinery and equipment                         $  8,915,532      $  1,404,111
 Pipeline                                           2,755,488              --
 Buildings                                            100,000           100,000
 Vehicles                                             251,115           212,835
 Land                                                 290,000           290,000
 Furniture, fixtures and equipment                    131,540            18,759
 Improvements                                         200,070            79,672
                                                 ------------      ------------
                                                   12,643,745         2,105,377
Less accumulated depreciation                        (980,776)         (295,821)
                                                 ------------      ------------
Net book value                                   $ 11,662,969      $  1,809,556
                                                 ============      ============

     Depreciation expense recorded in the financial statements was $688,267 and $156,135 for the year ended December 31, 2003 and 2002, respectively.

6. Notes Payable

     (a) At December 31, 2003 and 2002, the Company is obligated under three promissory notes payable to individuals with a total face amount of $72,000. Interest was payable quarterly at rates of 10-11% until the due date in September 2001, after which a 15% interest rate went into effect.

     (b) At December 31, 2003 and 2002 the Company was obligated under a 12% unsecured demand note with an outstanding balance of $18,250.

     (c) At December 31, 2003 the Company is obligated to Mr. Richard Strain for $6,892,151 in loans with an average interest rate of 8.0%. This indebtedness is memorialized in a promissory note in the principal amount of $2,000,000 and a loan agreement in the amount of $4,892,151 respectively. The $2,000,000 note represents loans to the Company in 2003 and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. The loan agreement for the principal amount due to the creditor of $4,892,151 bears interest at the rate of 8% per year. No payments will be due under this loan agreement until March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009. At December 31, 2002, this creditor was owed $3,950,000 bearing interest at 12% per year.

     (d) Notes payable, current portion (excluding note payable - stockholder) consists of the following components:

                                                December 31   December 31
                                                   2003           2002
                                                 --------       --------
Current portion:
Installment debt                                 $316,394       $320,541
Promissory notes (a)                               72,000           --
Unsecured demand note (b)                          18,250           --
                                                 --------       --------
Total notes payable, current portion             $406,644       $320,541
                                                 ========       ========


                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

The Company has the following installment debt outstanding at December 31st:

                                                                2003          2002
                                                              -------        -------
13.75% installment note, secured by trailer, monthly
payments of $859 principal and interest through
October 2003                                                       --        13,956

13.75% installment note, secured by trailer, monthly
payments of $1,016 principal and interest through
May 2002                                                           --         1,940

4.5% installment note, secured by equipment,
mnthly payments of $2,531 principal and interest
through September 2007                                         96,146       118,400

22.56% installment obligation, secured by
equipment, monthly payments of $1,397 principal
and interest through January 2006                              29,367        38,367

14% installment note, secured by land and
equipment, monthly interest only payments of
$2,567 principal and interest due January 1, 2004             220,000(1)    220,000

10.25% installment note, secured by vehicle,
monthly payments of $730 principal and interest
through August 2004                                             6,888        13,860

1.90% installment note, secured by equipment,
monthly payments of $707 principal and interest
through November, 2005                                         16,682        24,771

8.45% installment note, secured by equipment,
monthly payments of $454 principal and interest
through November, 2006                                         18,097        22,130

10.58% installment note, secured by equipment,
monthly payments of $3,231 principal and interest
through February, 2005                                        118,271       143,242

9.50% installment note, secured by equipment,
monthly payments of $1,148 principal and interest
through March, 2004                                             4,480        16,206

8.45% installment note, secured by vehicle,
Monthly payments of $663 principal and interest
through November, 2007                                         26,455            --

8.00% installment note, secured by vehicle,
monthly payments of $308 principal and interest
through May, 2007                                              10,997            --
                                                           ----------    ----------
Total Debt:                                                  $547,383      $612,872

Current Portion:                                            ($316,394)    ($320,541)
                                                           ----------    ----------
Long-term Portion:                                           $230,989      $292,331
                                                           ==========    ==========

(1) The $220,000 secured by land and equipment due January 1, 2004 was not paid as of the date this report was filed and is due immediately.

Maturities of debt are as follows:
           December 31,                          Amount
           -----------                         ----------
             2004                              $  406,644
             2005                                 594,217
             2006                               1,582,336
             2007                               1,948,701
             2008                               2,050,413
             Thereafter                           947,473
                                               ----------
                                               $7,529,784
                                               ==========

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

     The components of the provision for income taxes are as follows:

     For the years ended December 31:
                                                          2003            2002
                                                       ----------       --------
        Current tax expense (benefit)                  $     --         $   --

        Deferred tax (Income)
        U.S. federal                                         --             --
        State and local                                      --             --
                                                       ----------       --------
        Total deferred                                       --             --
                                                       ----------       --------
        Total tax provision (benefit)
        from continuing operation                      $     --         $   --
                                                       ==========       ========
         The actual and expected tax rates are similar for both years.

     The Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                       2003             2002
                                                   -----------      -----------
Deferred income tax assets:
Due to net operating loss carryforwards            $ 4,323,200      $ 1,166,000
Due to deductible temporary differences                (99,300)         552,000
         Less valuation allowance                   (4,223,900)      (1,718,000)
                                                   -----------      -----------
Total deferred income tax asset                    $      --        $      --
                                                   -----------      -----------

     As of December 31, 2003, the Company has approximately $12,715,000 in net operating loss carry forwards available to offset future taxable income expiring between 2018 and 2023. A portion of these losses may be limited under the change in control provisions of Internal Revenue Code Section 382. Also, Nathaniel Energy's majority owned subsidiary, Nathaniel Energy Oklahoma Holding Corporation, must file a tax return separate from the consolidated tax return. Any future undistributed taxable income from the subsidiary will not offset the loss carry forwards.

8. Stockholders' Equity

Preferred Stock
     The Company has 2,000,000 shares of Preferred Stock, $0.001 par value, authorized for issuance. As of December 31, 2003, no preferred stock was issued.

Common Stock
     The company has 75,000,000 shares of stock $0.001 par value, authorized for issuance. As of March 4, 2004 69,719,414 shares of common stock were issued and outstanding.

     Effective October 3, 2003, a Company change in control occurred as a result of the closing of a conversion agreement between the Company and Richard Strain. Pursuant to the conversion agreement, $10 million dollars of indebtedness of Nathaniel Energy to Mr. Strain converted into an aggregate of 50,000,000 shares of the Company's common stock issued to NEC Energy, LLC, a designee of Mr. Strain.

     Nathaniel Energy has 75,000,000 shares of common stock authorized for issuance. Prior to the conversion transaction, the Company had 38,262,664 shares of common stock issued and outstanding. Accordingly, the Company did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The conversion agreement provided that to the extent that the Company did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, NEC Energy has the irrevocable right to the shares that could not be issued. Nathaniel Energy has issued 30,000,000 shares of common stock to NEC Energy, and NEC Energy has the irrevocable right to an additional 20,000,000 shares of common

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

stock. In the conversion agreement, Nathaniel Energy agreed to take all required corporate action to seek the stockholders' approval to increase the number of authorized shares to a number which is at least sufficient for the Company to deliver all of the shares of common stock issuable to NEC Energy pursuant to the conversion agreement.

     Giving effect to the issuance of all of the shares of common stock under the conversion agreement, NEC Energy owns 55.7% of the issued and outstanding shares of common stock of the Company.

     In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC Energy was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any.

     As of March 1, 2004, Nathaniel Energy had approximately 1031 stockholders of record.

     Effective April 24, 2002, the Company increased its authorized common shares, $0.001 par value, from 20,000,000 to 75,000,000.

     At December 31, 2003 and 2002, the Company had outstanding warrants to purchase 205,882 shares at $0.17 per share which expire on March 24, 2004.

     At December 31, 2003 there are options to purchase 500,000 shares of common stock with a cashless exercise right at the rate of $3.00 per share. The number of shares to be issued upon exercise vary with the market price of the stock. The options expire December 31, 2004.

9. Non Cash Financing Activities

     During the third quarter of 2003, certain employees who are officers, directors and stockholders waived accrued compensation aggregating $1,088,459. The employees agreed that the remaining accrued compensation due them of $864,885 could be paid, at the option of the Company, either in cash or in shares of common stock. During the fourth quarter of 2003, the Company paid an aggregate of $340,000 in cash to two of the employees and issued 289,365 common stock shares in payment of the remaining accrual to these two employees. A third employee was issued 235,520 common stock shares to pay $235,520 in accrued compensation. The company and two other employees were issued 731,865 common stock shares in payment of $314,213 of accrued wages. Non cash compensation totaling $1,472,495 million was recorded in the fourth quarter for shares issued to employees in payment of accrued compensation. The non cash expense was calculated using the fair market value of the shares on each issuance date. Non cash employee and professional service expense for the years ended 2003 and 2002 was $2,973,745 and $2,690,949, respectively. The $2,973,745 non-cash expense in 2003 includes $1,472,495 for accrued compensation, $356,250 for employee severance and $1,145,000 for professional services paid to non-employees.

10. Related Party Transactions

     The Company acquired three patents and a pending patent application relating to the Company's ownership of technology by assignment from Stanley Abrams, Nathaniel Energy's chief executive officer, pursuant to an agreement dated July 7, 1998 and amended in September 2003. Under the assignment agreement, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams in the event both Stanley Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes bankrupt.

     The Company paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC, ("Ripetouch Greenhouse", or "RTG") an entity controlled by the Company's chief executive officer. During the years ended December 31, 2002 and 2003 net payments to RTG were $61,170 and $33,642, respectively. The balance receivable from RTG at December 31, 2002 and December 31, 2003 was $226,833 and $260,475, respectively.

     During the year ended December 31, 2003, the Company paid $750,000 in cash and issued 233,333 common stock shares for corporate marketing and communication services to Strong Wilken, LLC affiliated with the Como Group, LLC, which in October 2003 became a 50% owner of NEC Energy LLC.

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

     During the March 2003 quarter, the Company issued 1,066,667 shares valued at $800,000 for corporate marketing and financing services to Alternate Capital LLC, which at the time of issuance of those shares, was a principal investor in Nathaniel Energy.

     Effective October 3, 2003 $10 million dollars of Nathaniel Energy indebtedness to Richard Strain, a principal stockholder, converted into an aggregate of 50,000,000 shares of the Company's common stock issued to NEC Energy, LLC, a designee of Mr. Strain. Mr. Strain also loaned the Company $1,000,000 in September 2003 and $1,000,000 in October 2003. At December 31, 2003 the Company is obligated to Mr. Richard Strain for $6,892,151 million in unsecured loans with an average interest rate of 8.0%. See Note 8.

11. Intellectual Property

     Nathaniel Energy owns three U.S. patents and a European patent application covering the Thermal Combustor(TM) technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively. Nathaniel Energy acquired these patents by assignment from Stanley Abrams, Nathaniel Energy's Chief Executive to the Company. Under the agreement relating to the patent assignment, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams or his son Brett Abrams in the event both Stanley Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event the Company ceases business operations or becomes bankrupt.

12. Economic Dependency - Major Customer

     During 2002 the Company's primary sales were to several local customers and two major users of its tire-derived fuel ("TDF"). The two major users each represented approximately 20% of its fuel processing sales activities. With the acquisition of the Keyes helium and the Sturgis gas processing plant and compressor station and Keyes gathering system, the majority of the sales stem from helium sales and processed natural gas sales, while there will be some additional sales of liquid gases and monthly fees from a take and pay blending contract with Colorado Interstate Gas. The various products have enabled the Company to reduce its dependency on any one customer, however Air Products Helium Inc. purchases all of the helium produced under contract through 2021, subject to earlier termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party in 2021, it will continue unless extended upon two years' advance notice by either party. Should this contract terminate or expire there are other major companies which have a stated interest in purchasing the helium.

13. Consulting Agreement

     On March 1, 2002 Alternate Capital, LLC (the "Consultant") provided an $800,000 loan to the company and agreed to provide consulting services to the Company in consideration for 13,500,000 Company unregistered shares of common stock representing at least 50% of the total outstanding stock of the Company on a fully diluted basis. At that time, the Consultant met its obligations and the shares were issued. Also at that time, the Consultant distributed these shares among its members in proportion to their ownership interest in the Consultant. The company repaid the loan to the Consultant. The term of the agreement is for 25 years. Under this agreement the Consultant was responsible for, among other things, (a) arranging for $650,000, or greater, of purchase money mortgage financing to purchase certain equipment, (b) providing for a lease arrangement for such equipment or (c) arranging financing for a financial project for the Company or in which the Company has a financial interest.

     Additionally, in consideration for the services the Consultant shall continue to render to the Company, the Company shall pay to the Consultant, a continuing consulting fee equal to ten percent (10%) of pre-tax profits of the Company and any subsidiary the Company owns at least one percent of, before depreciation and amortization and before deductions for stock based compensation (including, but not limited to stock options) and before any non-cash expenditures. Such consulting fee, to the extent there is a profit, shall be paid to Consultant in quarterly installments within sixty (60) days after each calendar quarter, with a yearly adjustment after the Company's annual financial statement is completed, but not later than April 15 of the following year. In the event the agreement is terminated by the Company, the Company is obligated to pay the consulting fee for the remaining term of the agreement.

     The Company granted to the Consultant a right of first refusal on all funding the Company seeks, whether in the form of loans or capital infusion. The Company will provide to the Consultant notification of such funding needs and the Consultant shall have twenty (20) days after receipt of such notification to provide to the Company a Letter of Intent, with the proposed term of such funding.

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

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

14. Commitments and Contingencies

Commitments

     Nathaniel Energy has an agreement with Regency Gas Services, LLC which requires Nathaniel Energy to purchase all crude helium production from the Lakin processing plant until 2016 at contractual rates and subject to the maximum volumes produced by the plant. Crude helium purchases from Regency Gas Services, LLC under this agreement were approximately, $1,400,000 during 2003.

     Nathaniel Energy has an agreement with a group led by Energy Alliance Company, Inc. (EAC) that requires EAC to produce and deliver natural gas to Nathaniel Energy throughout the life of the leases for up to 8,000 Mcf (thousand cubic feet) of natural gas per day. Nathaniel Energy is entitled to remove for its benefit at a cost of $0.10 per Mcf, the gas stream delivered to the plant. During 2003, Nathaniel Energy recorded costs totaling $70,000 under this agreement. Under this agreement, the maximum annual cost through the life of the EAC leases is $292,000.

     On January 9, 2004 Nathaniel Energy signed a renewable 10 year agreement with Nexus Energy LLC (an EAC Group member). This agreement provides for the installation of field gas compression at the Company's Spelunker CDP, which will provide up to 4,000 Mcf of natural gas per day. Nathaniel Energy is entitled to extract the helium content for its benefit at a cost of between $0.05 per mcf to $0.10 per mcf based on the percent of helium content in the natural gas. Nexus pays a gathering fee to Nathaniel Energy of $0.05 per mcf, in addition to a compression fee equal to 4% of all the decatherms compressed at the Company's Spelunker CDP. Under this agreement, the maximum annual cost through the life of the Nexus leases is approximately $235,000.

Litigation and Claims

     The Company was a defendant in ABM Fabrication and Machining, LLC, vs. Nathaniel Energy Corporation, Case No. 2002 CV 0094, District Court, County of Douglas, Colorado. The plaintiff alleged damages of approximately $100,000 for unpaid labor and materials invoices. Nathaniel Energy settled the claim for $35,000 on December 19, 2003.

     The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

15. Segment Data

                                                               Year ended December 31, 2003
                                              --------------------------------------------------------------
                                              Helium and Gas               Fuel
                                               Processing               Processing                  Total
                                              ------------             ------------             ------------
Revenue                                       $  7,851,531             $    573,210             $  8,424,741

Significant non cash expenses
  -compensation and
   professional services                              --               $  2,973,745             $  2,973,745
  -depreciation and amortization              $    438,177                  307,261                  745,438
  -interest expense forgiven                                                488,294                  488,294

Net loss                                           (24,743)            $(48,489,526)            $(48,514,269)

Capital expenditures                          $    124,943             $    463,398             $    588,341
Acquisition of assets                         $  9,703,920             $       --               $  9,703,920
Total assets as of Dec 31, 2003               $ 11,763,679             $  3,840,714             $ 15,604,393

                          Nathaniel Energy Corporation
             Notes to Consolidated Financial Statements (Continued)

     For the year ended December 31, 2002 Nathaniel Energy managed its business as one operating segment. For the year ended December 31, 2003 the alternate energy segment did not generate any revenue and incurred minimal expenses.

16. Intangible Assets

     During 2003 the Company capitalized website development costs, pursuant to EITF 00-2. The total costs capitalized were $150,000, which are being amortized over three years. The company also allocated $246,644 of the Keyes Helium purchase price to intangible assets during 2003. Intangible assets acquired represent long term contracts transferred to Nathaniel Energy, which are being amortized over six years. Amortization expense for the twelve months ended December 31, 2003 and December 31, 2002 was $57,171 and $2,000 respectively.

17. Lease Commitments

     Nathaniel Energy leases certain office facilities under non cancelable operating leases that expire at various dates through 2008. At December 31, 2003, Nathaniel Energy was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

        2004                                          $ 58,513
        2005                                            60,268
        2006                                            62,076
        2007                                            63,938
        2008                                            16,102
                                                      --------
        Total minimum lease payments                  $260,897
                                                      --------

     Rent expense for operating leases was $63,774 and $60 for the years ended December 31, 2003 and 2002, respectively.

18. Going Concern as of December 31, 2002

     The audit report relating to our audited financial statements for the fiscal year ended December 31, 2002 contained a going concern qualification. This note relates to our audited financial statements for the fiscal year ended December 31, 2002.

     The auditors' report relating to our audited financial statements for the fiscal year ended December 31, 2003 does not contain a going concern qualification.

     As of December 31, 2002 the Company had experienced repeated operating losses, resulting in minimal capital resources presently available at that time to meet obligations which normally were expected to be incurred by similar companies, and to carry out its then planned operations. It had deficiency in working capital at December 31, 2002 approximating $6.9 million, and a stockholders' deficit approximating $3.7 million. Management has negotiated financing arrangements to provide cash flow for the Company's continued operations. For the first three quarters of 2002, the Company arranged debt financing of approximately $3,500,000, which was used to acquire equipment and an interest in a Helium project, which at that time was expected to generate positive cash flow. In addition, the Company had at that time both formally and informally renegotiated repayment terms for existing obligations which were then in default.

As of April 4, 2003, management had plans to increase revenues in its facilities in its Texas tire recycling plant and in its Oklahoma helium plant and gathering station by expanding current operations. The Hutchins, Texas tire reclamation facility has been outfitted to 90% of its maximum manufacturing capacity by means of new equipment purchased in 2002, innovative design, and strategic placement of existing equipment. These developments will allow the facility to increase its revenue streams. On April 3, 2003 the Nathaniel Energy Corporation acquired the remaining 81.45% of Keyes Helium Company, LLC from Colorado Interstate Gas/ElPaso. The company beneficially owns 51% of Keyes Helium Company, LLC. On the same date, the Company also acquired the Keyes gathering system and the Sturgis gas processing plant and compressor station from Colorado Interstate Gas. These facilities are located in Keyes, OK on a 15 acre site. Keyes Helium Plant operates a three-stage helium extraction, purification, and liquefaction plant that is strategically connected on the Bureau of Land Management's (BLM) helium reserve and pipeline system making it beneficial for companies to utilize our services. On April 3, 2003 the Company executed a "Take and Pay" Operational Agreement with Colorado Interstate Gas (CIG) for a minimum three year term for the processing and sale of low Btu gas for their pipeline needs. As of April 4, 2003, the Company was negotiating new leases to add revenues to the already profitable operation that was to increase cash flow to the Company. As of April 4, 2003, the Company had entered into negotiations with third party companies (Producers) for gathering and processing gas from additional wells and gathering fields.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nathaniel Energy Corporation
(Registrant)





By: /s/  Stanley Abrams
    -------------------------------------------
    Stanley Abrams, President and Chief
    Executive Officer and Principal Financial
    and Accounting Officer

Date:  March 25, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/  Stanley Abrams
    -------------------------------------------
    Stanley Abrams, President and Chief
    Executive Officer and Principal Financial
    and Accounting Officer
Date:  March 25, 2004


By: /s/  Russell Gene Bailey
    -------------------------------------------
    Russell Gene Bailey, Vice President and
    Director
Date:  March 25, 2004


By: /s/  George Cretecos
    -------------------------------------------
    George Cretecos, Chief Operating Officer
    and Director
Date:  March 25, 2004