Form 10QSB
period 2004-03-31
NATHANIEL ENERGY CORP
filed 2004-05-14
CIK 1096939

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from_____ to _______

                        Commission file number 000-27783

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


                    Issuer's telephone number: (303) 690-8300

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: March 31, 2004, 69,719,414 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                          NATHANIEL ENERGY CORPORATION


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements (unaudited)

            Consolidated Balance Sheet as of March 31, 2004 and
            December 31, 2003                                             2

            Consolidated Statements of Operations for the Three
            Months ended March 31, 2004 and 2003                          3

            Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 2004 and 2003                          4

            Notes to Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis on Plan of Operation        8

Item 3.  Controls and Procedures                                          10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                   11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits                                                         11

           Signatures                                                     12

                          Nathaniel Energy Corporation
                           Consolidated Balance Sheets

                                                          March 31,           December 31,
                                                           2004                 2003
                                                        (unaudited)
                                                      ---------------      ---------------
Assets

Current assets:
  Cash                                                 $ 2,580,438            $ 504,782
  Accounts receivable                                      961,328              960,555
  Inventory                                              1,657,039              637,174
  Prepaid expenses                                          64,291              130,669
  Advances and other receivables                            19,680               30,718
                                                      ---------------      ---------------
Total current assets                                     5,282,776            2,263,898

Property, plant and equipment, net of accumulated
  depreciation                                          12,168,911           11,662,969

Intangible assets, net                                     316,249              339,473
Restricted cash                                            230,130              899,300
Related party receivable                                   326,508              345,959
Deposits                                                    50,000               50,000
Other assets                                                42,794               42,794
                                                      ---------------      ---------------

Total Assets                                          $ 18,417,368          $15,604,393
                                                      ===============      ===============

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                     $ 2,590,361          $ 1,689,072
  Accrued compensation and payroll liabilities             113,375              109,065
  Accrued interest                                         277,971              141,402
  Accrued property tax                                      60,105               38,331
  Accrued income taxes                                     127,411                  -
  Other accrued expenses                                   156,351               25,018
  Notes payable, current portion                           405,409              406,644
                                                      ---------------      ---------------
Total current liabilities                                3,730,983            2,409,532

Long-term debt                                             208,097              230,989
Long-term debt, stockholder                              8,892,151            6,892,151
                                                      ---------------      ---------------

Total liabilities                                       12,831,231            9,532,672
                                                      ---------------      ---------------

Minority interest                                          127,786               34,139

Stockholders' equity:
  Preferred stock, 2,000,000 shares of $.001 par value
          authorized, none issued or outstanding               -                    -
     Common stock, 75,000,000 shares of $.001 par value
          authorized, 69,719,414 shares
          issued and outstanding                            69,719               69,719
Common stock to be issued                                   20,285               20,285
Additional paid-in capital                              64,682,652           64,682,652
Accumulated deficit                                    (59,314,305)         (58,735,074)
                                                      ---------------      ---------------

Total stockholders' equity                               5,458,351            6,037,582
                                                      ---------------      ---------------

Total Liabilities and Stockholders' Equity            $ 18,417,368          $15,604,393
                                                      ===============      ===============

    The accompanying notes are an integral part of the financial statements.

                          Nathaniel Energy Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            For the Three Months Ended
                                                       March 31,                  March 31,
                                                         2004                       2003
                                                    ----------------          ----------------
Revenue                                               $ 3,346,792             $    104,915

Cost of revenue                                         2,891,376                  147,464
                                                    ----------------          ----------------

Gross profit (loss)                                       455,416                  (42,549)

Selling, general and administrative expenses              675,007                1,096,342
                                                    ----------------          ----------------
Total operating expenses                                  675,007                1,096,342

Loss from operations                                     (219,591)              (1,138,891)

Other income (expense)
  Partnership income                                          -                     20,733
  (Loss) gain on disposal of equipment                        -                    (13,207)
  Interest expense                                       (144,582)                (182,062)
  Other income                                              6,000                      -
                                                    ----------------          ----------------

Loss before income taxes and minority interest           (358,173)              (1,313,427)

Income tax expense                                       (127,411)                     -
                                                    ----------------          ----------------

Loss before minority interest                            (485,584)              (1,313,427)

Minority interest                                         (93,647)                 (19,920)
                                                    ----------------          ----------------

Net loss                                               $ (579,231)            $ (1,333,347)
                                                    ================          ================

Loss per share, basic and diluted                      $    (0.01)            $      (0.03)
                                                    ================          ================

Weighted average common shares outstanding             69,719,414               38,262,664
                                                    ================          ================

   The accompanying notes are an integral part of the financial statements.

                          Nathaniel Energy Corporation
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               March 31,              March 31,
                                                                 2004                   2003
                                                             --------------         --------------
Cash flows from operating activities:
Net loss                                                       $ (579,231)          $ (1,333,347)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                   236,316                 58,754
  Stock issued for services                                            --                800,000
  Minority interest                                                93,647                 19,920
  Loss on equipment                                                    --                 13,207
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                  (1,019,865)                 1,360
    Restricted cash                                               669,170                     --
    Accounts receivable                                              (773)                61,917
    Prepaid expenses                                               66,378                     --
    Advances receivable                                            11,038                     --
    Related party receivable                                       19,451                 (5,443)
  Increase in:
    Accounts payable and accrued expenses                         672,686                164,077
                                                             --------------         --------------
Net cash provided by (used in) operating activities               168,817               (219,555)
                                                             --------------         --------------

Cash flows from investing activities:
  Equipment purchases                                             (69,034)               (48,216)
                                                             --------------         --------------
Net cash used in investing activities                             (69,034)               (48,216)
                                                             --------------         --------------

Cash flows from financing activities:
  Payments on debt                                                (24,127)               (44,523)
  Proceeds from issuance of notes and loans                     2,000,000                121,982
                                                             --------------         --------------
Net cash provided by financing activities                       1,975,873                 77,459
                                                             --------------         --------------

Net increase in cash                                            2,075,656               (190,312)
Cash and cash equivalents, beginning of year                      504,782                202,057
                                                             --------------         --------------

Cash and cash equivalents, end of year                         $ 2,580,438          $     11,745
                                                             ==============         ==============

Cash paid for interest                                         $     1,803          $    182,062
                                                             ==============         ==============
Cash paid for income taxes                                     $       -            $        -
                                                             ==============         ==============
Non cash financing activity
   Issuance of stock for services                                                   $    800,000
                                                             ==============         ==============

   The accompanying notes are an integral part of the financial statements.

                          Nathaniel Energy Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 and 2003
                                   (Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Condensed footnotes:

As contemplated by the Securities and Exchange Commission instructions to Form 10-QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Nathaniel Energy Corporation's annual financial statements set forth in Form 10-KSB for the year ended December 31, 2003.

                     Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company's 51% owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

                             Description of Business

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

- licensing,
- creating energy infrastructures, and
- building mini power plants.

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

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             MARCH 31, 2004 and 2003
                                   (Unaudited)

                          Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

Inventory

Tire shred inventory is valued at its cost to produce using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The gas processing facility has helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the last-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM. The Company is also building Thermal Combustors(TM) for resale.

Components of inventory at March 31, 2004 are as follows:

Helium and natural gas liquids, valued using
last-in, first-out method                                        $ 376,660
Tire shred inventory, valued using first-in, first-out method      274,000
Combustor construction in progress                               1,006,379
                                                                ----------
Total                                                           $1,657,039
                                                                ==========


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


The Company's helium, liquid gas and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and its wholesale gas customers. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a long-term contract for the helium processed. The natural gas liquids processed are currently sold as produced under a month-to-month agreement.

The Company will recognize revenue from the sale of combustors upon completion, delivery and acceptance by the purchaser.

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             MARCH 31, 2004 and 2003
                                   (Unaudited)

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Acquisition; Minority Interest

On April 3, 2003 the Company completed the acquisition of the remaining 81.45% of Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas/El Paso ("CIG") through its subsidiary Nathaniel Energy Okalahoma Holding Corporation ("NEC OK"). The Company purchased its initial 18.55% interest in Keyes Helium on August 26, 2002. On April 3, 2003 we also acquired the Keyes gathering system and Sturgis gas processing plant and compressor station. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium and then send the natural gas into a natural gas pipeline. The Company transferred 49% of the ownership of NEC OK to a principal investor in consideration of an aggregate of $11,997,476 of debt financing to effectuate the acquisition. Accordingly, the Company's interest in Keyes Helium and the helium operations is through a 51% ownership of NEC OK that owns 100% of Keyes Helium.

The following table represents unaudited proforma income statement for the three months ended March 31, 2003, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.



          Revenue                $ 1,518,000

          Net income (loss)      $(1,458,000)

          Loss per share         $     (0.04)


3. Notes Payable

On March 17, 2004 the Company borrowed an additional $2,000,000 from Richard Strain, bringing the total indebtedness to Mr. Strain to $8,892,151. The new note has an effective interest rate of 4.3%. Installments of $540,000 are payable on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. Mr. Strain has the right, at any time, to convert all, or any portion of the outstanding indebtedness of $8,892,151 into shares of the Company's common stock. The conversion price will be equal to 103% of the average closing price of the Company's common stock for the five trading days prior to March 17, 2004. The conversion price exceeds the market value of the stock on March 17, 2004.

4. Economic Dependency - Major Customer

With the acquisition of the Keyes Helium and the Sturgis gas processing plant and compressor station and Keyes gathering system, the majority of the Company's sales stem from helium and processed natural gas sales, while there are some additional sales of liquid gases and monthly fees from a take and pay blending contract with Colorado Interstate Gas. The various products have enabled the Company to reduce its dependency on any one customer, however Air Products and Chemicals, Inc. purchases all of the helium produced under contract through 2021, subject to earlier termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party in 2021, it will continue unless extended upon two years' advance notice by either party. Should this contract terminate or expire there are other major companies which have a stated interest in purchasing the helium.

5. Related Party Transactions

See Note 3 - "Notes Payable" relating to a $2,000,000 loan from Richard Strain to the Company.

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             MARCH 31, 2004 and 2003
                                   (Unaudited)

Business Segments

The Company conducts business in three separate facilities presently managed as one energy operating segment.

- a fuel processing operation in Hutchins, Texas, and the natural gas processing, gas liquids and helium production in Keyes, Oklahoma and
- the alternate energy engineering and corporate offices in Englewood, Colorado.


Item 2. Management's Discussion and Analysis of Results of Operations.

                           FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

-    Our ability to raise capital necessary to implement our business plan.
-    Our  ability  to finance  and  complete  planned  projects.
- Our ability to execute our business plan and commercialize the Thermal Combustor(TM) technology, including building Thermal Combustors(TM) that meet customers' specifications and that meet local regulatory environmental and permit requirements.
-    Risks related to dependency on a small number of customers.
-    Our ability to satisfy our customers' expectations.
-    Our ability to employ and retain  qualified  management  and  employees.  -
-    Changes in government regulations which are applicable to our business.
- The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Combustor(TM) operations.
- Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
- The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
-    Our ability to generate sufficient cash to pay our creditors.
- Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

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

Company Overview

Nathaniel Energy's mission is to provide a lower cost, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models: licensing, building energy infrastructures and building mini power plants. Revenue is generated by two businesses integral to funding and operating the energy infrastructure business. The largest business, the helium and gas processing plant, generated 96% of revenue, or $3.2 million during the first quarter of 2004. The second business, the fuel processing operation generated 4% of the revenue, or $128,136 during the same period. Compared to the prior year's first quarter, revenue, assets and liabilities all increased significantly due to the acquisition of Keyes helium plant, the Sturgis gas plant and the Keyes gathering system from CIG on April 3, 2003. Beginning with the March 2004 quarter Nathaniel Energy began managing the fuel processing and helium and gas processing operations as one business segment.

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

Nathaniel Energy's 2004 mission is proving the commercial application of its Thermal Combustor(TM). At the same time, the company is seeking funds for numerous projects that use the Thermal Combustor's(TM) patented technology. Projects currently being explored range in size from $6 to $24 million. Once financed, Nathaniel Energy anticipates these projects would take approximately 9 to 24 months to complete.

Results of Operations

For the quarterly period ended March 31, 2004 revenue increased by $3.2 million from $104,915 during the same period in 2003, to $3.3 million, due to Nathaniel Energy's acquisition of the Keyes helium plant, the Sturgis gas plant and the Keyes gathering system. The revenues and expenses of our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, which operates the Keyes Helium plant, the Sturgis gas plant and the Keyes gathering system are consolidated within total operations beginning April 3, 2003. Revenues from the helium and gas processing operations were $3.2 million during the first quarter of 2004, with none during the preceding year. Revenues from fuel processing operations were $128,136 during the period, up from $104,915 in the first quarter of the prior year.

Gross profit for the quarter ended March 31, 2004 was 14% compared to a loss of 41% in the comparable period of 2003. In the first quarter of 2004, helium and gas processing operation gross profit of 17% was offset by a negative 71% margin at the fuel processing operation. The helium and gas processing facility has steadily improved its gross margin during 2003 and plans to improve gross margins even further during the remainder of 2004. On January 9, 2004 Nathaniel Energy completed a new contract with Nexus Energy Company to receive additional gas through its existing pipeline for processing at the company's facilities. According to the contract, Nathaniel Energy will extract helium and natural gas liquids from this new gas stream. The new contract and the $650,000 of equipment upgrades completed during the first quarter of 2004 have enabled the company to increase gas volumes and production at the processing plant beginning in the second quarter of 2004.

Total selling, general and administrative expenses decreased $421,335 or 38% from $1,096,342 in the first quarter of 2003 to $675,007 for the first quarter of 2004. A decline of $800,000 in non cash marketing, legal and professional expense was offset by an increase in cash costs of $378,665, principally research and development and administrative costs. In 2003 the company issued
1.5 million shares of common stock valued at $975,000 for marketing, legal and professional services with no comparable non-cash expenses incurred in 2004. Of the total $975,000 expense, $800,000 was recorded in the first quarter of 2003 and $175,000 was recorded in the fourth quarter of 2003. Significant cash costs that increased from the prior year include research and development expense of $164,570, gas and helium operations general and administrative expense of $135,724 and insurance expense of approximately $60,000.

Interest expense decreased to $144,582 from $182,062 last year resulting primarily from a $10 million conversion of indebtedness to Richard Strain into equity.

Liquidity and Capital Resources

As of March 31, 2004 Nathaniel Energy owed $523,256 to financial institutions under installment notes with an average interest rate of 11%, which were secured by equipment.

Additionally, the company has $8,892,151 in secured loans from Richard Strain. $2.0 million of this total was loaned to Nathaniel Energy in March 2004 with principal and interest payable due in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006. Another $2.0 million was loaned in 2003 with principal and interest payable due in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006. The remaining amount due Mr. Strain of $4.9 million is due in quarterly principal and interest payments of $582,876 from March 2007 through December 31, 2009. All loan amounts from Mr. Strain to Nathaniel Energy may be converted, at Mr. Strain's option, into shares of Nathaniel Energy's common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004. Additionally, Nathaniel Energy has agreed to register the shares of common stock issuable upon conversion of these loans by September 18, 2004.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $90,250.

Included in accounts payable is $650,000 for equipment upgrades and services due to Air Products, a significant customer, with no stated interest rate. The payable will be repaid over the next 12 months with monthly installments that vary with revenue levels.

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

                                        Period ended March 31,
                                         2004         2003
                                        -----         -----
              Operating activities    $ 168,817  $(219,555)
              Investing activities      (69,034)   (48,216)
              Financing activities    1,975,873     77,459
                                   ------------  -----------
              Net effect on cash     $2,075,656  $(190,312)
                                     ==========  =========

For the period ended March 31, 2004, the net cash used in operating activities is due to a net loss for the quarter of $579,231 and an increase in inventory of $1.0 million offset by an increase in accounts payable and accrued expenses of $672,686 and a reduction in restricted cash of $669,170. During the quarter $669,170 of the restricted cash balance was used to construct two Thermal Combustors (TM) which also significantly increased inventory compared to December 31, 2003. Nathaniel Energy has a contract to supply two 1800 BHP Thermal Combustors(TM) for $2.1 million for a Refuse Derived Fuel project in Cologna Venetta Italy. Under this agreement, Nathaniel Energy has until July 1, 2004 to construct, deliver and successfully test the combustors. We cannot predict we will complete this contract within the time frame allotted, and if we do not complete this contract we cannot predict if we will become involved in a legal action relating to non-completion of the contract including, among other things, a payment dispute and indemnification liability, and if so, if we will prevail in such an action. If we do not complete this project, management believes a substantial portion of the Thermal Combustors(TM) built for this contract can be used in another project.

The net change in financing activities is due to a $2.0 million debt issuance, offset by debt repayments of $24,127.

For the period ended March 31, 2003, the operating activities net change is due primarily to a loss for the quarter of $1.3 million offset by an increase in accounts payable and accrued expenses of $164,077 and stock issued for services of $800,000. Stock issued for services of $800,000 includes $600,000 classified as a financing source of cash in our Quarterly Report for the period ended March 31, 2003. Cash used for investing activities was capital expenditures of $48,216. The net change in financing activities is due to proceeds from debt of $121,982 offset by debt repayments of $44,523.

Nathaniel Energy had cash of approximately $2.6 million at March 31, 2004 which will be used to fund the Company's operations, pay current debts and partially fund current Thermal Combustor(TM) projects.

Item 3. Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

3(i).1    Certificate of Incorporation*
3(i).2 Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3 Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*
3(ii).1   Amended and Restated By-Laws**
10.1 Loan Agreement II, dated March 17, 2004 between Richard Strain and Nathaniel Energy Corporation.
10.2 Promissory Note II, dated March 17, 2004 between Nathaniel Energy Corporation and Richard Strain.
10.3 Compression Facility Agreement, dated January 9, 2004 between Nathaniel Energy Corporation and Nexus Energy Company
31 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Two Current Reports (one Amended) on Form 8-K were filed during the quarter ended March 31, 2004 as follows:

          Date of Report: January 12, 2004
          Items Reported: 4 and 7

          Date of Report: April 3, 2003 (Amendment)
          Items Reported: 7

*Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

**Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

                                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATHANIEL ENERGY CORPORATION
                                  (Registrant)

Date: May 14, 2004





                        By:  /s/  Stan Abrams
                             ----------------------------
                             Stan Abrams, CEO
                             Nathaniel Energy Corporation