Form 10QSB
period 2004-06-30
NATHANIEL ENERGY CORP
filed 2004-08-13
CIK 1096939

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: July 31, 2004, 69,668,930 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                          NATHANIEL ENERGY CORPORATION




                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements (unaudited)

            Consolidated Balance Sheets as of June 30, 2004 and
            December 31, 2003                                              2

            Consolidated Statements of Operations for the Three
            And Six Months ended June 30, 2004 and 2003                    3

            Consolidated Statements of Cash Flows for the Six
            Months ended June 30, 2004 and 2003                            4

            Notes to Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis or Plan of Operation         9

Item 3.  Controls and Procedures                                          13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                   13

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits                                                         14

           Signatures                                                     15

                          Nathaniel Energy Corporation
                           Consolidated Balance Sheets

                                                        June 30,           December 31,
                                                         2004                 2003
                                                      (unaudited)
                                                   ---------------      ---------------
Assets
Current assets:
  Cash                                                 $   874,367          $   504,782
  Accounts receivable                                    1,324,411              960,555
  Inventory                                              2,277,513              637,174
  Prepaid expenses                                         107,021              130,669
  Advances and other receivables                            18,780               30,718
                                                   ---------------      ---------------
Total current assets                                     4,602,092            2,263,898
Property, plant and equipment, net of accumulated
  depreciation                                          10,437,594           11,662,969
Intangible assets, net                                     343,567              339,473
Restricted cash                                            439,318              899,300
Related party receivables                                   11,438              345,959
Deposits                                                    60,127               50,000
Other assets                                                     -               42,794
                                                   ---------------      ---------------
Total Assets                                           $15,894,136          $15,604,393
                                                   ===============      ===============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                     $ 1,767,873          $ 1,689,072
  Accrued compensation and payroll liabilities              67,163              109,065
  Accrued interest                                         384,206              141,402
  Accrued property tax                                      93,708               38,331
  Accrued income taxes                                     258,683                  -
  Other accrued expenses                                   516,819               25,018
  Notes payable, current portion                           168,232              406,644
                                                   ---------------      ---------------
Total current liabilities                                3,256,684            2,409,532

Long-term debt                                             399,410              230,989
Long-term debt, stockholder                              8,892,151            6,892,151
                                                   ---------------      ---------------
Total liabilities                                       12,548,245            9,532,672
                                                   ---------------      ---------------
Minority interest                                          227,424               34,139
Stockholders' equity:
  Preferred stock, 2,000,000 shares of $.001 par value
    authorized, none issued or outstanding                      -                    -
  Common stock, 75,000,000 shares of $.001 par value
    authorized, 69,668,930 and 69,719,414 shares,
    respectively, issued and outstanding                    69,669               69,719
Common stock to be issued                                   20,814               20,285
Additional paid-in capital                              64,839,689           64,682,652
Accumulated deficit                                    (61,811,705)         (58,735,074)
                                                   ---------------      ---------------
Total stockholders' equity                               3,118,467            6,037,582
                                                   ---------------      ---------------
Total Liabilities and Stockholders' Equity             $15,894,136          $15,604,393
                                                   ===============      ===============

The accompanying notes are an integral part of the financial statements.

       Nathaniel Energy Corporation Consolidated Statements of Operations
                                   (Unaudited)




                                   For the Three Months Ended     For the Six Months Ended
                                      June 30,        June 30,       June 30,       June 30,
                                       2004            2003           2004           2003
                                   -----------    -----------    -----------    -----------
Revenue                            $ 3,609,352    $ 2,803,633    $ 6,956,144    $ 2,908,548

Cost of revenue                      3,122,239      2,691,003      6,013,615      2,838,467
                                   -----------    -----------    -----------    -----------

Gross profit                           487,113        112,630        942,529         70,081

Selling, general and administrative
 expenses                              727,790        424,161      1,402,797      1,520,503

Write-down of inventory                274,000             -         274,000
Impairment of assets                 1,403,046             -       1,403,046              -
                                   -----------    -----------    -----------    -----------
Total operating expenses             2,404,836        424,161      3,079,843      1,520,503


Loss from operations                (1,917,723)      (311,531)    (2,137,314)    (1,450,422)

Other income (expense)
  Partnership income                         -              -              -         20,733
  Loss on disposal of equipment        (18,912)             -        (18,912)       (13,207)
  Write-off of related party
    receivable                        (264,587)             -       (264,587)             -
  Interest expense                    (131,068)      (379,362)      (275,650)      (561,424)
  Other income                          65,800         26,133         71,800         26,133
                                   -----------    -----------    -----------    -----------
Loss before income taxes and
  minority interest                 (2,266,490)      (664,760)    (2,624,663)    (1,978,187)

Income tax expense                    (131,272)            -        (258,683)             -
                                   -----------    ------------   -----------    -----------
Loss before minority interest       (2,397,762)      (664,760)    (2,883,346)    (1,978,187)

Minority interest                      (99,638)      (100,300)      (193,285)      (120,220)
                                   -----------    -----------    -----------    -----------
Net loss                           $(2,497,400)   $  (765,060)   $(3,076,631)   $(2,098,407)
                                   ===========    ===========    ===========    ===========

Loss per share, basic and diluted  $    (0.04)    $     (0.02)   $     (0.04)   $     (0.05)
                                   ===========    ===========    ===========    ===========

Weighted average common
 shares outstanding                 69,676,697      38,314,312     69,698,055     38,184,211
                                   ===========     ============   ===========    ===========


The accompanying notes are an integral part of the financial statements.

       Nathaniel Energy Corporation Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                  For the Six Months Ended
                                                               June 30,               June 30,
                                                                 2004                   2003
                                                             --------------         --------------
Cash flows from operating activities:
Net loss                                                     $ (3,076,631)          $ (2,098,407)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                   516,094                317,102
  Stock issued for services                                            --                845,050
  Minority interest                                               193,285                120,220
  Loss on equipment                                                18,912                     --
  Loss on related party receivables                               264,587                     --
  Write down of inventory                                         274,000                     --
  Impairment of assets                                          1,403,046                     --
  Non-cash settlement of debt                                     (65,800)                    --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                  (1,914,339)               260,017
    Restricted cash                                               459,982                     --
    Accounts receivable                                          (363,856)              (531,999)
    Prepaid expenses                                               23,648                   (107)
    Advances receivable                                            11,938                (12,030)
    Related party receivable                                       19,450                 68,908
    Other assets                                                  (10,127)               (63,130)
  Increase in:
    Accounts payable and accrued expenses                       1,326,114              1,222,070
                                                             --------------         --------------
Net cash provided by (used in) operating activities              (919,697)               127,694
                                                             --------------         --------------
Cash flows from investing activities:
  Equipment purchases                                            (673,977)            (9,387,320)
                                                             --------------         --------------
Net cash used in investing activities                            (673,977)            (9,387,320)
                                                             --------------         --------------
Cash flows from financing activities:
  Payments on debt                                                (36,741)               (72,301)
  Proceeds from issuance of notes and loans                     2,000,000             10,150,964
                                                             --------------         --------------
Net cash provided by financing activities                       1,963,259             10,078,663
                                                             --------------         --------------
Net increase in cash                                              369,585                819,037
Cash and cash equivalents, beginning of period                    504,782                202,057
                                                             --------------         --------------
Cash and cash equivalents, end of period                     $    874,367           $  1,021,094
                                                             ==============         ==============

Cash paid for interest                                       $     20,106           $     20,226
                                                             ==============         ==============
Cash paid for income taxes                                   $         --           $         --
                                                             ==============         ==============
Non cash financing activity:
   Issuance of stock for intangibles                         $         --           $    150,000
                                                             ==============         ==============
   The Company agreed to issue 529,333 shares of common
     stock to settle accounts and notes payable              $    218,800                     --
                                                             ==============         ==============
   The Company cancelled 50,484 shares of common stock
      to settle a receivable from an officer                 $     50,484                     --
                                                             ==============         ==============

The accompanying notes are an integral part of the financial statements.

                          Nathaniel Energy Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 and 2003
                                   (Unaudited)

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

                     Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company's 51% owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

                             Description of Business

Nathaniel Energy Corporation is a renewable energy company that provides industry with an alternative energy comparable to that of fossil fuels. Its proprietary patented technology, the Thermal Combustor(TM), is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, carbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations. By converting waste material into valuable process heat and electricity using best available technology, Nathaniel Energy is able to provide a total solution to select industrial and municipal customers.


Nathaniel Energy focuses its patented technology in two main areas:

- building, owning, operating and maintaining energy infrastructures, and
- building, owning, operating and maintaining mini power plants.

We plan to build, own, operate and maintain energy infrastructures that will provide industries and municipalities with an efficient, clean energy and waste removal solution. Additionally, the company plans to build, own, operate and maintain mini power plants for businesses that seek an independent source of energy. These mini power plants would be built on the businesses' premises ("in the fence") and can reduce the dependence a business has on fossil fuels and power from the local utility as well as provide a waste disposal solution.

Nathaniel Energy has also been in the fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre fuel processing facility in Hutchins, Texas since 1999 and have operated a helium and gas processing facility in Keyes, Oklahoma since April 2003.

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             JUNE 30, 2004 and 2003
                                   (Unaudited)

                          Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

Inventory

Tire shred inventory is valued at its cost to produce using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The gas processing facility has helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the last-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM. The Company is also building two Thermal Combustors(TM) for resale in Italy.

Components of inventory at June 30, 2004 are as follows:



Helium and natural gas liquids, valued using
last-in, first-out method                                       $  352,993
Tire shred inventory, valued using first-in, first-out method           --
Combustor construction in progress                               1,924,520
                                                                ----------
Total                                                           $2,277,513
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

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             JUNE 30, 2004 and 2003
                                   (Unaudited)

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

The Company will recognize revenue from the sale of thermal combustors upon completion, delivery and acceptance by the purchaser.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported in the 2003 financial statements, have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or stockholders' equity. Certain expenses reported in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 have been reclassified and adjusted to conform to the current period presentation and to be consistent with the financial data presented in the March 31, 2003 and September 30, 2003 quarterly reports on Form 10QSB. These reclassification and adjustments reduced June 30, 2003 year to date net income by $195,000.

2. Acquisition; Minority Interest

On April 3, 2003 the Company completed the acquisition of the remaining 81.45% of Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas/El Paso ("CIG") through its subsidiary Nathaniel Energy Oklahoma Holdings Corporation ("NEC OK"). The Company purchased its initial 18.55% interest in Keyes Helium on August 26, 2002. On April 3, 2003 we also acquired the Keyes gathering system and Sturgis gas processing plant and compressor station. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium and then send the natural gas into a natural gas pipeline. The Company transferred 49% of the ownership of NEC OK to a principal investor in consideration of an aggregate of $11,997,476 of debt financing to effectuate the acquisition. Accordingly, the Company's interest in Keyes Helium and the helium operations is through a 51% ownership of NEC OK that owns 100% of Keyes Helium.

The following table represents unaudited proforma income statement for the six months ended June 30, 2003, including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.
                         Six months ended June 30, 2003

                Revenue               $ 4,321,633
                Net (loss)            $(2,223,060)
                Loss per share        $     (0.06)

3. Notes Payable

On March 17, 2004 the Company borrowed $2,000,000 from Richard Strain, bringing the total indebtedness to Mr. Strain to $8,892,151. The new note has an effective interest rate of 4.3%. Installments of $540,000 are payable on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. Mr. Strain has the right, at any time, to convert all, or any portion of the outstanding indebtedness of $8,892,151 into shares of the Company's common stock. The conversion price will be equal to 103% of the average closing price of the Company's common stock for the five trading days prior to March 17, 2004, which is $0.78 per share. The conversion price exceeded the market value of the stock on March 17, 2004.

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             JUNE 30, 2004 and 2003
                                   (Unaudited)

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

5. Related Party Transactions

See Note 3 - "Notes  Payable"  relating  to loans  from  Richard  Strain  to the
Company.

On June 25, 2004, Stan Abrams retired from employment with Nathaniel Energy and resigned as a director and the Chief Executive Officer. Under the terms of Stan Abrams' retirement:

     -His employment agreement terminated;
     -Mr. Abrams agreed not to compete with Nathaniel Energy in the combustor and gasification, helium and natural gas, renewable energy and/or tire recycling businesses for two years.
     -Mr. Abrams waived any rights to the return of the company's patents pursuant to the Amended and Restated Patent Reassignment
     -Agreement between him, Brett Abrams and Nathaniel Energy. That agreement, by its terms terminated.

On June 25,2004, Brett Abrams resigned as Vice President, Fuel Processing of Nathaniel Energy on terms similar to Stan Abrams' retirement.

Mr. Abrams agreed to limit the public resale of Nathaniel Energy common stock which he and his son Brett Abrams owns to a total of 50,000, 75,000 and 100,000 shares for three consecutive 90 day periods respectively. Stan Abrams also agreed to limit public resale of the remaining shares he owns in amounts equal to Securities Act Rule 144 volume limitations for two years after that.

During the June 2004 quarter the Company wrote off a $264,587 related party receivable from Ripetouch Greenhouse LLC, an entity controlled by the Company's former chief executive officer, Stan Abrams since debt collection has been determined to be uncertain. In prior years, the company paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC.

The Board of Directors of Nathaniel Energy adopted a policy in February, 2004 that all related party transactions must be approved by a majority of the disinterested directors and those transactions will be on commercially reasonable terms which are no less favorable to Nathaniel Energy than Nathaniel Energy could obtain in arms-length transactions with unaffiliated third parties.

6. Asset Impairment

During the quarter ended June 30, 2004, management changes prompted a review and update of the expected cash flows on long lived assets. Based on this review, operating costs were higher than previously estimated, and an impairment of $1.4 million was recognized on the assets at the fuel processing facility in Hutchins, Texas. The Company discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount. The Company is working to add new contracts to increase the fuel processing facility revenue, but any new contracts cannot be assured, and have not been considered in the most recent cash flow expectations.

7. Inventory

During the quarter ended June 30, 2004, tire shred inventory at the fuel processing facility was written down to a net realizable value of zero. The net realizable value was calculated using estimated selling prices less costs to process the inventory into a salable form.

Business Segments

The Company conducts business in three separate facilities presently managed as one energy operating segment.

- a fuel processing operation in Hutchins, Texas,
- the natural gas processing, gas liquids and helium production in Keyes, Oklahoma, and
- the alternate energy engineering and corporate offices in Englewood, Colorado.


Item 2. Management's Discussion and Analysis of Results of Operations.

                           FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

- Our ability to raise capital necessary to implement our business plan.
- Our ability to finance and complete planned projects.
- Our ability to execute our business plan and commercialize the Thermal Combustor(TM) technology, including building Thermal Combustors(TM) that meet customers' specifications and that meet local regulatory environmental and permit requirements.
- Risks related to dependency on a small number of customers.
- Risks related to dependency on project partners and vendors for timely completion of project milestones.
- Our ability to satisfy our customers' expectations.
- Our ability to employ and retain qualified management and employees.
- Changes in government regulations which are applicable to our business.
- The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Combustor(TM) operations.
- Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
- The degree and nature of our competition, including the reliability and pricing of traditional energy sources and the economic viability of other alternative energy sources such as wind and solar power.
- Operating hazards related to our Thermal Combustor(TM) business.
- Potential mechanical failure of our plants or products.
- Our ability to generate sufficient cash to pay our creditors.
- Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

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

Company Overview

Nathaniel Energy's mission is to provide a lower cost, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on two major business models: build, own and operate energy infrastructures and build, own and operate mini power plants. Revenue is generated by two businesses. The largest business, the helium and gas processing plant, generated 96% of revenue, or $6.7 million during the first half of 2004. The second business, the fuel processing operation generated 4% of the revenue, or $297,117 during the same period.

Compared to the first six months of 2003, revenue increased significantly due to the acquisition of Keyes helium plant, the Sturgis gas plant and the Keyes gathering system from CIG on April 3, 2003. Beginning with the March 2004 quarter, Nathaniel Energy began managing the fuel processing and helium and gas processing operations as one business segment.

Nathaniel Energy's long term goal is to produce the majority of its revenue and cash flow from building energy infrastructures and mini power plants. As a result, the majority of its resources are focused on these construction businesses. In both of these developing businesses, Nathaniel Energy expects to market its capabilities, raise capital for the project construction and manage the projects from start to finish.

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

Nathaniel Energy's 2004 mission is proving the commercial application of its Thermal Combustor(TM). At the same time, the company is seeking opportunities for numerous projects that use the Thermal Combustor's(TM) patented technology.

Executive Management

Effective June 25, 2004, Stan Abrams and Brett Abrams retired and resigned from Nathaniel Energy. The company is currently conducting a search for a seasoned CEO. We believe current management has sufficient skills and experience to lead and manage the existing operations and projects currently in process.

Intellectual Property

Nathaniel Energy owns three U.S. patents, the latest issued in March 2003, and has a patent application pending. A European patent application covering the Thermal Combustor(TM) technology is also pending. The Thermal Combustor(TM) is used to produce energy using alternate fuel sources, which is then sold by the Company.

On June 25, 2004, as a result of Stan Abrams's and Brett Abrams's voluntary retirement and resignation from Nathaniel Energy, all rights they had in, or to the return of, any Nathaniel Energy patents, under the Amended and Restated Patent Reassignment Agreement made as of September 30, 2003 but effective as of July 7, 1998 between Stan Abrams, Brett Abrams, and Nathaniel Energy, or otherwise, expired and were waived.

Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first two quarters of 2004. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                     Three Months Ended (unaudited)

                                                  March 31        June 30        June 30     June 2004 vs. 2003
                                                    2004            2004          2003       increase (decrease)
                                                                                                 $            %
                                                -----------    ------------    -----------   --------      ----
-----
Revenue                                         $3,346,792      $3,609,352     $2,803,633    $805,719       29%
Cost of revenue                                  2,891,376       3,122,239      2,691,003     431,236       16
                                                -----------    ------------    -----------   --------
 Gross profit                                      455,416         487,113        112,630     374,483      332

Selling general and
  administrative                                   675,007         727,790        424,161     303,629       72
Inventory write down                                               274,000
Asset impairment                                                 1,403,046
                                                -----------    ------------    -----------
 Operating loss                                   (219,591)     (1,917,723)      (311,531)

  Interest expense, net                           (144,582)       (131,068)      (379,362)
  Other non-operating
      income (expense)                               6,000        (217,699)        26,133
                                                -----------    ------------    -----------
  Loss before income taxes and
      minority interest                           (358,173)     (2,266,490)      (664,760)
  Income tax expense                              (127,411)       (131,272)            --
  Minority interest                                (93,647)        (99,638)      (100,300)
                                                -----------    ------------    -----------
  Net loss                                      $ (579,231)    $(2,497,400)     $(765,060)
                                                -----------    ------------    -----------

Significant non cash charges and expenses:
Depreciation and amortization                   $  236,316     $   279,778      $ 258,348
Asset impairment                                $       --       1,403,046             --
Related party receivable
  write off                                     $       --         264,587             --
Inventory write down                            $       --         274,000             --


For the quarterly period ended June 30, 2004 revenue increased by 29% compared to same period in 2003 due to Nathaniel Energy's new contracts finalized in January 2004 and $599,086 in equipment upgrades completed in March 2004. Revenue from the helium and gas processing operations was $3.5 million during the second quarter of 2004, compared to $2.7 million during the preceding year. Revenue from the fuel processing operation was $168,981 during the period, up from $146,397 in the second quarter of the prior year.

For the six months ended June 30, 2004 revenue increased by $4.1 million from $2.9 million during the same period in 2003, to $7.0 million, due to Nathaniel Energy's acquisition of the Keyes helium plant, the Sturgis gas plant and the Keyes gathering system. The revenues and expenses of our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, which operates the Keyes Helium plant, the Sturgis gas plant and the Keyes gathering system are consolidated within total operations beginning April 3, 2003. Revenue from the helium and gas processing operations was $6.7 million for the six months ended June 30 2004 compared to $2.7 million during the same period in 2003. Revenue from fuel processing operations were $297,117 during the six months ended June 30 2004, up from $251,312 in the same period in 2003.

Gross profit for the quarter ended June 30, 2004 was 13% compared to 4% in the comparable period of 2003. In the second quarter of 2004, helium and gas processing operation gross profit of 16% was offset by a negative 47% margin at the fuel processing operation. Total Company gross profit for the six months ended June 30, 2004 was 14% compared to 2% in the comparable period of 2003. The gross profit improvements compared to the prior year quarter and first six months stem from steady improvements at the helium and gas processing facility due to equipment upgrades and new contracts with gas customers and suppliers.

On January 9, 2004 Nathaniel Energy completed a new contract with Nexus Energy Company to receive additional gas through its existing pipeline for processing at the company's facilities. According to the contract, Nathaniel Energy will extract helium and natural gas liquids from this new gas stream. New gas supply processing began at Nathaniel Energy's Keyes plant after the successful completion of the helium equipment upgrades performed by Air Products and Chemicals, Inc. in March 2004. The work performed by Air Products and the local plant team enabled the equipment upgrade to be completed on time and under budget, for a total cost of $599,086. The Nexus agreement brings an additional 4,000 mcf (thousand cubic feet) of gas daily to the facility. Incremental gross profit from the new contract and upgrades is expected to be approximately $1.3 million per year.

On June 4, 2004 there was a mechanical failure at Nathaniel Energy's helium and gas processing facility. A portion of the damages were repaired within two weeks, which brought the plant up to approximately 60% to 75% of its operating capacity. Remaining repairs to the affected compressors were completed July 7, 2004, which enabled the plant to operate at normal capacity, bringing the gas flow and associated revenue back to normal. The total gross revenue loss for June quarter at the plant was approximately $260,000. The company filed a claim with its insurance carrier to recover the estimated $365,000 in repair costs less its deductible of $100,000.

Total selling, general and administrative expenses increased $303,629 or 72% from $424,161 in the second quarter of 2003 to $727,790 in the second quarter of 2004 due to increased research and development and wages.

For the first six months, total selling, general and administrative expenses decreased $117,706 from the comparable period in 2003. A decline of $845,000 in non cash marketing, legal and professional expense was offset by other cost increases of approximately $700,000. Significant cost increases from the prior year include Thermal Combustor(TM) research and development expense of $290,996, gas and helium operations general and administrative expense of approximately $150,000 for a full six months in 2004 compared to three months in 2003. In addition, insurance, rent and amortization rose for a total increase of about $175,000.

Interest expense during the first six months decreased to $275,650 from $561,424 last year resulting primarily from a $10 million conversion of indebtedness to Richard Strain into equity.

Liquidity and Capital Resources

As of June 30, 2004 Nathaniel Energy owed $510,642 to financial institutions with an average interest rate of 6.8%. $273,642 of the amount due is secured by equipment.

Additionally, the company has $8,892,151 in secured loans from Richard Strain. $2.0 million of this total was loaned to Nathaniel Energy in March 2004 with principal and interest payable due in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006. Another $2.0 million was loaned in 2003 with principal and interest payable due in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006. The remaining amount due Mr. Strain of $4.9 million is due in quarterly principal and interest payments of $582,876 from March 2007 through December 31, 2009. All loan amounts from Mr. Strain to Nathaniel Energy may be converted, at Mr. Strain's option, into shares of Nathaniel Energy's common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004, or $0.78 per share. Additionally, Nathaniel Energy has agreed to register the shares of common stock issuable upon conversion of these loans by September 18, 2004.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $57,000. During the quarter ended June 30, 2004, two note holders converted debt with a face amount of $33,250, plus accrued interest of $12,750, into a total of 79,333 common shares.

Included in accounts payable is $599,086 for equipment upgrades and services due to Air Products, a significant customer, with no stated interest rate. The payable will be repaid over the next nine months with monthly installments that vary with revenue levels.

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

                                       Six months period ended June 30,
                                            2004            2003
                                            ----            ----
              Operating activities       $ (919,697)   $   127,694
              Investing activities         (673,977)    (9,387,320)
              Financing activities        1,963,259     10,078,663
                                         -----------   ------------
              Net effect on cash         $  369,585    $   819,037
                                         ===========   ============

For the six month period ended June 30, 2004, the net cash used in operating activities of $919,697 is due to a net cash operating loss of approximately $400,000 and an increase in inventory of $1.9 million, offset by an increase in accounts payable and accrued expenses of $1.3 million. The net cash operating income includes the GAAP net loss of $3.1 million offset by $2.7 million in non cash charges including depreciation, minority interest and the write down of inventory, fixed assets and related party receivables. During the first six months of 2004 $459,982 of the restricted cash balance was used to construct two Thermal Combustors (TM) which also significantly increased inventory compared to December 31, 2003.

During July 2004 Nathaniel Energy terminated the October 28, 2003 Gasifier Supply and Start-Up Agreement with L & R Energy, LLC, relating to the supply of two MCF 1800 BHP Thermal Combustors(TM) for a Refuse Derived Fuel project in Cologna Veneta, Italy. Then on July 16, 2004 Nathaniel Energy entered into a $3 million contract with EcoIdea, L&R Energy and others for its work on the Cologna Veneta project. Under the new agreement, Nathaniel Energy placed one Thermal Combustor(TM) in service with natural gas by July 29, 2004 and the plant produced at least one kilowatt of electricity at that time, meeting the initial milestone toward the completion of the project in accordance with the new agreement. Under the terms of the new agreement, Nathaniel Energy is required to have two Thermal Combustors operating on refuse derived fuel and producing 57,600,000 BTU per hour, capable of producing 19,240 Kilograms of steam per hour, by September 30, 2004. Nathaniel Energy's responsibilities to perform its obligations under the new agreement are subject to other parties involved in the project fulfilling their respective obligations, which need to be completed before Nathaniel Energy can perform certain aspects of its obligations. We cannot assure that the other parties involved will perform their obligations on a timely basis or at all, or that if they do perform, that we will be able to meet our obligations to timely perform under the new agreement. At the time the new agreement with EcoIdea, L&R Energy and others was entered into, Nathaniel Energy rescinded its termination of the Gasifier Start-Up and Supply Agreement with L&R Energy, and amended it consistent with the new agreement with EcoIdea, L&R Energy and others. If we do not complete this contract by September 30, 2004 we are subject to liquidated damages at a rate of 3% of the contract price per month.

The net change in financing activities is due to a $2.0 million debt issuance, offset by debt repayments of $36,741.

For the six month period ended June 30, 2003, the operating activities net change is due primarily to a loss of $2.1 million and an increase in accounts receivable of $531,999 offset by an increase in accounts payable and accrued expenses of $1.2 million and stock issued for services of $845,050. Stock issued for services of $845,050 was classified as a financing source of cash in our Quarterly Report for the period ended June 30, 2003. Cash used for investing activities resulted from capital expenditures of $9.4 million, nearly all related to the acquisition of the helium and gas facility in Keyes, OK April 3 2003. The net change in financing activities is due to proceeds from debt of $10.2 million offset by debt repayments of $72,301.

Nathaniel Energy had cash of approximately $1.3 million at June 30, 2004, including $439,318 of restricted cash, which will be used to fund the Company's operations, pay current debts and fund current Thermal Combustor(TM) projects.


Item 3. Controls and Procedures

Our Chief Operating Officer, who is our Principal Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Operating Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

Nathaniel Energy is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Nathaniel Energy has agreed to issue 529,333 shares of common stock in payment of accounts and notes payable. The following represents shares to be issued:

                  Issuance      Common Stock      Total            Type of
Holder Name         Date           Shares         Price         Consideration
------------------------------------------------------------------------------
Sol Adler       to be issued       27,250       $  27,250       Debt Conversion
Alvin Mordoh    to be issued      450,000       $ 162,000       Debt Conversion
Isaac Nedd      to be issued       52,083       $  18,750       Debt Conversion

Each of the above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any underwriter or placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances.

All of these issuances are to be made directly by Nathaniel Energy to persons who were creditors of Nathaniel Energy with whom its management had direct contact and personal relationships, or who were introduced to Nathaniel Energy by members of Nathaniel Energy's management.


Item 3. Defaults Upon Senior Securities.

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable


Item 5. Other Information.

On June 25, 2004, Stan Abrams retired from employment with Nathaniel Energy and resigned as a director and the Chief Executive Officer. Under the terms of Stan Abrams' retirement:

     -His employment agreement terminated;
     -Mr. Abrams agreed not to compete with Nathaniel Energy in the combustor and gasification, helium and natural gas, renewable energy and/or tire recycling businesses for two years.
     -Mr. Abrams waived any rights to the return of the company's patents pursuant to the Amended and Restated Patent Reassignment Agreement between him, Brett Abrams and Nathaniel Energy. That agreement, by its terms terminated.
     -Mr. Abrams agreed to limit the public resale of Nathaniel Energy common stock which he and his son Brett Abrams owns to a total of 50,000, 75,000 and 100,000 shares for three consecutive 90 day periods respectively. Stan Abrams also agreed to limit public resale of the remaining shares he owns in amounts equal to Securities Act Rule 144 volume limitations for two years after that.


On June 25, 2004, Brett Abrams resigned as Vice President, Fuel Processing of Nathaniel Energy on terms similar to Stan Abrams' retirement.


Item 6. Exhibits and Reports on Form 8-K.
     (a)  Exhibits.

          3(i).1  Certificate of Incorporation*
          3(i).2 Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
          3(i).3 Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*
          3(ii).1 Amended and Restated By-Laws**
          10.1 Agreement dated as of June 25, 2004 between Stan Abrams and Nathaniel Energy
          10.2 Agreement dated July 16, 2004 among EcoIdea S.r.l., Electronic Solar S.r.l, European Waste Solutions, Ltd., L&R Energy Company, LLC and Nathaniel Energy Corporation.
          10.3 Agreement dated as of July 16th, 2004 between Nathaniel Energy Corporation and L&R Energy Company, LLC.
          31 Certification of the Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32 Certification of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

One Current Report (one Amended) on Form 8-K were filed during the quarter ended June 30, 2004 as follows:

Date of Report: June 8, 2004 Items Reported: 5

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

                          NATHANIEL ENERGY CORPORATION
                                  (Registrant)

Date: August 13, 2004





                          By:  /s/  George A. Cretecos
                             ----------------------------
                             George A. Cretecos
                             Chief Operating Officer
                             Nathaniel Energy Corporation