Form 10QSB
period 2004-09-30
NATHANIEL ENERGY CORP
filed 2004-11-15
CIK 1096939

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from_____ to _______

                        Commission file number 000-27783

                          NATHANIEL ENERGY CORPORATION


        (Exact Name of Small Business Issuer as Specified in its Charter)



Delaware                                                        84-1572525
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)


         8001 South InterPort Blvd. Suite 260, Englewood, Colorado 80112
                    (Address of principal executive offices)

                                 (303) 690-8300
                 (Issuer's telephone number including area code)

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: October 26, 2004, 70,198,263 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                          NATHANIEL ENERGY CORPORATION



                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements (unaudited)

            Consolidated Balance Sheets as of September 30, 2004 and
            December 31, 2003                                              2


            Consolidated Statements of Operations for the Three
            and Nine Months ended September 30,2004 and 2003               3

            Consolidated Statements of Cash Flows for the Nine
            Months ended September 30, 2004 and 2003                       4


            Notes to Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis or Plan of Operation        10

Item 3.  Controls and Procedures                                          14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Unregistered Sales of Equity
         Securities and Use of Proceeds                                   15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits                                                         16

           Signatures                                                     17

                          Nathaniel Energy Corporation
                           Consolidated Balance Sheets


                                                     September 30,         December 31,
                                                         2004                 2003
                                                      (unaudited)
                                                   ----------------        ------------

Assets
Current assets:

  Cash                                                 $   507,085          $   504,782
  Accounts receivable                                    1,667,954              960,555
  Inventory                                              3,014,305              637,174
  Prepaid expenses                                         141,224              130,669
  Advances and other receivables                             6,480               30,718
                                                      ---------------       -----------
Total current assets                                     5,337,048            2,263,898


Property, plant and equipment, net of accumulated
  depreciation                                          10,380,964           11,662,969
Intangible assets, net                                     308,549              339,473
Restricted cash                                            254,432              899,300
Related party receivables                                   11,438              345,959
Deposits                                                    60,127               50,000
Other assets                                                     -               42,794
                                                      --------------       ------------
Total Assets                                           $16,352,558          $15,604,393
                                                      ===============      ============


Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable                                     $ 2,262,299          $ 1,689,072
  Accrued compensation and payroll liabilities              42,326              109,065
  Accrued interest                                         508,070              141,402
  Accrued property tax                                     127,311               38,331
  Accrued income taxes                                     410,377                  -
  Other accrued expenses                                   237,783               25,018
  Notes payable, current portion                           493,258              406,644

                                                       ------------        ------------
Total current liabilities                                4,081,424            2,409,532


Long-term debt                                             373,008              230,989
Long-term debt, stockholder                              8,892,151            6,892,151
                                                   ---------------      ---------------
Total liabilities                                       13,346,583            9,532,672
                                                   ---------------      ---------------

Minority interest                                          338,919               34,139


Stockholders' equity:

  Preferred stock, 2,000,000 shares of $.001 par value
    authorized, none issued or outstanding                      -                    -
  Common stock, 75,000,000 shares of $.001 par value
    authorized, 70,198,263 and 69,719,414 shares,
    respectively, issued and outstanding                    70,198               69,719
Common stock to be issued                                   20,318               20,285
Additional paid-in capital                              64,851,656           64,682,652
Accumulated deficit                                    (62,275,116)        (58,735,074)

                                                   ---------------      ---------------

Total stockholders' equity                               2,667,056            6,037,582

                                                   ---------------      ---------------

Total Liabilities and Stockholders' Equity             $16,352,558          $15,604,393

                                                   ===============      ===============
     The accompanying notes are an integral part ofthe financial statements.

                                       2

                          Nathaniel Energy Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)





                                   For the Three Months Ended     For the Nine Months Ended
                                  September 30,  September 30,   September 30,  September 30,
                                       2004            2003           2004           2003
                                   -----------    -----------    -----------    -----------
Revenue                            $ 3,433,929    $ 2,716,970    $10,390,073    $ 5,625,518


Cost of revenue                      2,833,250      2,834,531      8,846,865      5,672,998
                                   -----------    -----------    -----------    -----------
Gross profit (loss)                    600,679       (117,561)     1,543,208       (47,480)


Selling, general and administrative
 expenses                              653,974      1,126,838      2,056,771      2,647,341


Write-down of inventory                      -             -         274,000              -
Impairment of assets                         -             -       1,403,046              -
                                   -----------    -----------    -----------    -----------
Total operating expenses               653,974      1,126,838      3,733,817      2,647,341



Loss from operations                   (53,295)    (1,244,399)    (2,190,609)    (2,694,821)


Other income (expense)
  Partnership income                         -              -              -         20,733
  Loss on disposal of equipment              -              -        (18,912)       (13,207)
  Write-off of related party
    receivable                               -              -       (264,587)             -
  Interest expense                    (146,926)      (320,597)      (422,576)      (882,021)
  Other income                               -             75         71,800         26,208
                                    ----------    -----------    -----------    -----------
Loss before income taxes and
  minority interest                   (200,221)    (1,564,921)    (2,824,884)    (3,543,108)
Income tax expense                    (151,695)            -        (410,378)             -
                                    ----------    ------------   -----------    -----------
Loss before minority interest         (351,916)    (1,564,921)    (3,235,262)    (3,543,108)
Minority interest                     (111,495)       146,578       (304,780)        26,358
                                    ----------    -----------    -----------    -----------

Net loss                           $  (463,411)   $(1,418,343)   $(3,540,042)   $(3,516,750)

                                    ===========    ===========    ===========    ===========

Loss per share, basic and diluted  $     (0.01)   $     (0.04)   $     (0.05)   $     (0.09)
                                    ===========    ===========    ===========    ===========

Weighted average common
 shares outstanding                 70,198,263     38,362,664     69,866,008     38,244,349
                                    ==========     ============   ===========    ===========



                               The accompanying notes are an integral part of the financial statements.

                                       3


                          Nathaniel Energy Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                  For the Nine Months Ended
                                                              September 30,         September 30,
                                                                  2004                   2003
                                                             --------------         -------------
Cash flows from operating activities:
Net loss                                                     $ (3,540,042)          $ (3,516,750)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                   727,149                479,557
  Stock issued for services                                            --                845,050
  Minority interest                                               304,780                (26,358)
  Loss on equipment                                                18,912                     --
  Loss on related party receivables                               264,587                     --
  Write down of inventory                                         274,000                     --
  Impairment of assets                                          1,403,046                     --
  Non-cash settlement of debt                                     (65,800)                    --

Changes in operating assets and liabilities:
  (Increase) decrease in:

    Inventory                                                  (2,325,351)               260,017
    Restricted cash                                               644,868               (199,970)
    Accounts receivable                                          (707,399)              (207,119)
    Prepaid expenses                                              (10,555)               (18,926)
    Advances receivable                                            24,238                  7,206
    Related party receivable                                       19,450                (58,962)
    Other assets                                                  (10,128)               (56,677)

  Increase in:

  Accounts payable and accrued expenses                         1,837,827              1,616,153
                                                             --------------         --------------
Net cash provided by (used in) operating activities            (1,140,416)              (876,779)
                                                             --------------         --------------
Cash flows from investing activities:
  Acquisition of assets                                          (793,384)            (9,396,414)
                                                             --------------         --------------
Net cash used in investing activities                            (793,384)            (9,396,414)
                                                             --------------         --------------
Cash flows from financing activities:
  Payments on debt                                                (63,897)               (55,522)
  Proceeds from issuance of notes and loans                     2,000,000             11,147,215
                                                             --------------         --------------
Net cash provided by financing activities                       1,936,103             11,091,693
                                                             --------------         --------------
Net increase in cash                                                2,303                818,500
Cash and cash equivalents, beginning of period                    504,782                202,057
                                                             --------------         --------------
Cash and cash equivalents, end of period                     $    507,085           $  1,020,557
                                                             ==============         ==============
Cash paid for interest                                       $     31,168           $     71,886
                                                             ==============         ==============
Cash paid for income taxes                                   $         --           $         --
                                                             ==============         ==============
Non cash financing activity:
  Notes payable related to construction in progress         $     325,780          $          --
                                                             ==============         ==============
  Issuance of shares of common stock for intangibles        $         --           $    150,000
                                                             ==============         ==============
   Issuance of shares of common stock to settle
     accounts and notes payable                              $    230,800                     --
                                                             ==============         ==============
   Cancellation of shares of common stock
      in settlement of a receivable from an officer          $     50,484                     --
                                                             ==============         ==============


    The accompanying notes are an integral part of the financial statements.



                          Nathaniel Energy Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 and 2003
                                   (Unaudited)

1. Significant Accounting Policies and Nature of Operations:


Condensed Footnotes


As contemplated by the Securities and Exchange Commission instructions to Form 10-QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Nathaniel Energy Corporation's annual financial statements set forth in Form 10-KSB for the year ended December 31, 2003.

Unaudited Interim Financial Statements


The accompanying unaudited interim financial statements, which include our 51% owned subsidiary, have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with our financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.


Description of Business


Nathaniel Energy Corporation is a renewable energy company that provides industry with an alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Combustor(TM), is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, carbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations. By converting waste material into valuable process heat and electricity using best available technology, we are able to provide a total solution to select industrial and municipal customers.

We focus our business and utilize our patented technology in three main areas:
- licensing and joint venture of the proprietary technology,
- building,  owning,  operating and maintaining energy infrastructures, and
- building,  owning,  operating and maintaining  mini power plants.

We plan to enter into licensing and sale agreements to begin the commercial penetration of our patented technology. We also plan to build, own, operate and maintain energy infrastructures that will provide industries and municipalities an efficient, clean energy and waste removal solution. Additionally, we plan to build, own, operate and maintain mini power plants for businesses that seek an independent and controllable source of energy. These mini power plants will be built on our customers' business premises ("in the fence") and will reduce their dependence on energy produced from fossil fuels provided by the local utility as well as providing those customers a waste disposal solution.

We have also been in the fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre fuel processing facility in Hutchins, Texas since 1999 and have operated a helium and gas processing facility in Keyes, Oklahoma since April 2003.

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           SEPTEMBER 30, 2004 and 2003
                                   (Unaudited)

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

Inventory


Tire shred inventory is valued at the lower of cost to produce or net realizable value, using the first-in first-out method of accounting. Net realizable value is determined by reference to existing contractual sales prices reduced by costs to complete the tire processing. Tire shred inventory value at September 30, 2004 is zero. Our gas processing facility has helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas. Helium inventory is valued at the lower of cost or market using the first-in-first-out method of accounting. Under our contract with the BLM, the BLM provides certain services for which we pay activity fees, compression fees, storage fees and an annual fee. The BLM fees are expensed as incurred. We are also building two Thermal Combustors (TM) for resale in Italy, included as construction in progress and valued at cost.


Components of inventory at September 30, 2004 are as follows:


Helium and natural gas liquids          $  301,063
Construction in progress                 2,713,242
                                        ----------
Total                                   $3,014,305
                                        ==========


Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Combustor (TM) technology, are expensed as incurred. For the nine months ended September 30, 2004 and 2003, we expensed $306,319 and $-0-, respectively, as selling, general and administrative expenses.

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



                Machinery and equipment                 5 - 20 years
                Buildings                                   25 years
                Vehicles                                     5 years
                Gathering pipeline                          20 years


Long-Lived Assets


In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets", we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           SEPTEMBER 30, 2004 and 2003
                                   (Unaudited)

Revenue Recognition


Our fuel processing facility earns revenue when tires are accepted at the facility ("tipping fees") and from the sale of processed tire shreds. The revenues from tipping fees are fully earned and recognized when tires are accepted at the facility. Processed tire shred revenues are recognized when the shreds are delivered to the end user. We have established internal quality control processes to ensure that shreds meet the standards required by contract for the delivery of shreds. Our quality control process reduces the risk of significant returns and allowances of tire shreds sold. Returns and allowances are nominal.

Helium, liquid gas and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. We ensure that our processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and wholesale gas customers through our quality control equipment installed at our processing plant. We have a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a long-term contract for the helium processed. The natural gas liquids processed are currently sold as produced under a month-to-month agreement.

We recognize revenue from the sale of Thermal Combustors (TM) upon completion, delivery and acceptance by the purchaser, using the completed contract method of accounting.


Earnings Per Share

Basic earnings per share are computed by dividing earnings available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing earnings available for common stockholders by the diluted weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock which have met market price or other contingencies were exercised or converted into common stock. Fully diluted earnings per share are not presented as the result would be antidilutive.

Use of Estimates


The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Reclassifications


We have reclassified certain prior period amounts to conform to the current period presentation.

2. Acquisition and Minority Interest

On April 3, 2003 we completed the acquisition of the remaining 81.45% of Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas ("CIG") a subsidiary of El Paso Corporation through our subsidiary Nathaniel Energy
Oklahoma Holdings Corporation ("NEC OK"). We purchased our initial 18.55% interest in Keyes Helium on August 26, 2002. On April 3, 2003 we also acquired the Keyes gathering system and Sturgis gas processing plant and compressor station. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium and then send the natural gas into a natural gas pipeline. We transferred 49% of the ownership of NEC OK to a principal investor in consideration of an aggregate of $11,997,476 of debt financing to effectuate the acquisition. Accordingly, our interest in Keyes Helium and the helium operations is through our 51% ownership of NEC OK. NEC OK owns 100% of Keyes Helium.

The following table represents selected unaudited pro forma income statement information for the nine months ended September 30, 2003, including the operations of the 2003 acquisitions as if the acquisitions were owned for the entire period shown.


                      Nine months ended September 30, 2003

                  Revenue                           $ 7,038,603
                  Net (loss)                         (3,641,403)
                  Loss per share                    $     (0.10)

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           SEPTEMBER 30, 2004 and 2003
                                   (Unaudited)

3. Notes Payable

On March 17, 2004 we borrowed $2,000,000 from Richard Strain, a related party, bringing our total indebtedness to Mr. Strain to $8,892,151 at September 30, 2004. Our Promissory Note II to Mr. Strain relating to the $2,000,000 loan provides a fixed effective interest rate of 4.3% and is payable in equal installments of $540,000 due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. Mr. Strain has the right, at any time, to convert all or any portion of the outstanding indebtedness of $8,892,151 into shares of our common stock. The conversion price is equal to 103% of the average closing price of our common stock for the five trading days prior to March 17, 2004, which was $0.78 per share. The conversion price exceeded the market value of the stock on March 17, 2004.

On August 1, 2004, we issued a $126,153 promissory note to Merrick & Company, a vendor providing services for delivery on our Thermal Combustor (TM) contract in Italy, in payment for services rendered. The note is due on November 1, 2004. If the note is not paid on that date, the payee may at its option extend the payment term and interest will accrue on the unpaid principal at the prime rate plus 2% per annum (6.75% at September 30, 2004) from November 2, 2004 through January 31, 2005, and then at the prime rate plus 5% per annum (9.75% at September 30, 2004) from February 1, 2005, until the note is paid. On September 8, 2004, we entered into a $199,627 promissory note agreement with Merrick & Company also in payment for services rendered under the same terms and conditions as those of the promissory note dated August 1, 2004. As of November 1, 2004, no payments have been made on either of the promissory notes, and Merrick has consented to extension of the payment term.


4. Economic Dependency - Major Customer


With the acquisition of the Keyes Helium and the Sturgis gas processing plant and compressor station and Keyes gathering system, approximately 38% and 37% of our total revenue for the nine months ended September 30, 2004 and 2003, respectively is from helium and processed natural gas sales to Air Products and Chemicals, Inc. ("Air Products"). Although we generate additional sales of liquid gases and monthly fees from a take and pay blending contract with CIG which reduces our dependency on any one customer, Air Products purchases all of our helium produced under a contract with us through 2021. Our contract with Air Products is subject to early termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party prior to 2021, it will continue until terminated by either party providing two years' advance notice of their intent to terminate. Should Air Products terminate this contract, we believe we would be able to sell the helium produced to other major companies which have previously stated an interest in purchasing the helium.


5. Related Party Transactions


See Note 3 - "Notes Payable" regarding loans from Richard Strain.

During the quarter ended June 30, 2004, we wrote off a $264,587 related party receivable from Ripetouch Greenhouse LLC, an entity controlled by our former chief executive officer, Stan Abrams since debt collection was determined to be uncertain. In prior years, we paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC.

During February 2004, our Board of Directors adopted a policy that all related party transactions must be approved by a majority of the disinterested directors and that those transactions will be based on commercially reasonable terms which are no less favorable to us than terms we could obtain in an arms-length transaction with unaffiliated third parties.


6. Asset Impairment


During the quarter ended June 30, 2004, management changes prompted a review and update of the expected cash flows expected to be realized from certain long lived  assets  and the  impact of that  review on the  asset  carrying  value in accordance  with  SFAS  144.  Based  on this  review,  an  asset  impairment  of
$1,403,046 was recognized on the assets at the fuel processing facility in Hutchins, Texas. The Company discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount. The Company is working to add new contracts to increase the fuel processing facility revenue, but any new contracts cannot be assured, and have not been considered in the most recent cash flow expectations. We realized no impairment of long lived assets during the three months ended September 30, 2004.
                                       8

                          Nathaniel Energy Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           SEPTEMBER 30, 2004 and 2003
                                   (Unaudited)
7. Inventory


During the quarter ended June 30, 2004, tire shred inventory at the fuel processing facility was written down by $274,000 to a net realizable value of zero. The net realizable value was calculated using estimated selling prices less costs to process the inventory into a salable form. During the quarter ended September 30, 2004, all costs associated with our tire shred inventory were expensed in cost of revenue.


We have included in inventory $2,713,242 of costs associated with our Thermal Combustor (TM) project in Italy as work in progress. We expect to incur additional costs during the next quarter resulting from our previous work in progress, but do not expect those costs to exceed our contract selling price plus freight and delivery costs which are billable separately. We expect to fully recover costs included in work in progress pursuant to our contract with L&R Energy Company LLC or recover our costs pursuant to a payment guarantee we received from the project owner, EcoIdea S.R.L., however, we can not assure that we will recover all of our costs. Based on current negotiations and alternatives for cost recovery, we do not consider it necessary to record an impairment of our work in process on the Thermal Combustors (TM) at September 30, 2004. See Subsequent Event Note.

8. Business Segments

The Company conducts business in three separate facilities presently managed as two energy operating business segments, helium and gas processing and fuel processing. The location and use of our facilities are shown as follows:

- a fuel processing operation in Hutchins, Texas,
- the natural gas processing, gas liquids and helium production in Keyes, Oklahoma, and
- the alternate energy engineering and corporate offices in Englewood, Colorado.


9. Subsequent Event

On November 2, 2004, we announced the successful gasification of refuse derived fuel (RDF) in Cologna Veneta, Italy, from one of the two Thermal Combustors (TM) we supplied in connection with our Gasifier Supply and Start Up Agreement with L&R Energy Company LLC proving that our patented technology is successful and viable on a commercial level.

One of our Thermal Combustors (TM) successfully gasified and combusted RDF and produced over one megawatt of electricity.

Although we proved out our technology, we were unable to complete the functionality test process required under our contract to receive our first payment of $1,500,000 representing 50% of the total contract price. We stopped the testing process to address the poor quality fuel being supplied by other contract parties that is and remains outside the specifications and densification requirements to successfully operate the Thermal Combustors.(TM)

We believe that it was necessary to stop the testing process to protect our equipment from damage and to discuss the contract issues surrounding the fuel specifications with the other contract parties. To date we are continuing a dialog with the other parties, but we have not come to a mutual understanding to address the contract issues. We have retained special counsel to preserve our rights and remedies, and to protect our interests with respect to the contract.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

- Our ability to reach a resolution of the disputes surrounding our contracts for the Italy project.
- Risks as to whether we will prevail in any proceeding to enforce our rights under the Italy project contracts.
-    Our ability to pay our notes payable when due.
-    Our ability to raise capital necessary to implement our business plan.
-    Our ability to finance and complete planned projects.
- Our ability to execute our business plan and commercialize the Thermal Combustor (TM) technology, including building Thermal Combustors(TM) that meet customers' specifications and that meet local regulatory environmental and permit requirements.
-    Risks related to dependency on a small number of customers.
- Risks related to dependency on project partners and vendors for timely completion of project milestones.
-    Our ability to satisfy our customers'expectations.
-    Our ability to employ and retain qualified management and employees.
-    Changes in government regulations which are applicable to our business.
- The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Combustor(TM) operations.
- Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
- The degree and nature of our competition, including the reliability and pricing of traditional energy sources and the economic viability of other alternative energy sources such as wind and solar power.
-    Operating hazards related to our Thermal Combustor(TM) business.
-    Potential mechanical failure of our plants or products.
- Our ability to effectively protect our patents and proprietary technology from infringement.
-    Our ability to generate sufficient cash to pay our creditors.
- Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

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

                                Company Overview


Our mission is to provide a lower cost, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models:


     o    license and sale of the proprietary technology,

     o    build, own and operate energy infrastructures, and

     o    build, own and operate mini power plants.


Revenue is generated in two business areas, the largest being our helium and gas processing plant, generating 96% of our revenue, or $9,923,264 for the nine months ended September 30, 2004. The second business, our fuel processing operation, generated 4% of our revenue, or $466,809 during the same period.

Our revenue during the nine months ended September 30, 2004 increased significantly over the nine months ended September 30, 2003 due to inclusion for the entire period the revenue from the Keyes helium plant, the Sturgis gas plant and the Keyes gathering system. We acquired these operating assets on April 3, 2003 and included revenue and expense associated with those assets in our operation for the period owned.

Our long term goal is to generate the majority of our revenue and cash flow from the licensing and joint venture of our proprietary technology, in addition to building, owning and operating energy infrastructures and mini power plants. As a result, the majority of our resources are focused on developing these businesses and we expect to market our capabilities, raise capital for the project construction and manage the projects from start to finish.

Historically, we have not had difficulty finding potential project opportunities. Worldwide, industries and governments seek lower cost and clean energy alternatives to fossil fuels. We expect that demand for these energy alternatives will grow. A key to our success will be wisely choosing among project opportunities and focusing our resources on those projects with the greatest chance of success and returns for stockholders.

We have accomplished one of our 2004 goals in proving the commercial application of our Thermal Combustor(TM) technology. In addition, we are exploring numerous project opportunities that will utilize our Thermal Combustor's(TM) patented technology.


Executive Management


We are currently conducting a search for a seasoned CEO. We believe current management has sufficient skills and experience to lead and manage the existing operations and projects currently in process.


Intellectual Property


We own three U.S. patents, the latest issued in March 2003, and have a patent application pending. A European patent application covering the Thermal Combustor(TM) technology is also pending. The Thermal Combustor(TM) is used to produce energy using alternate fuel sources, which is then sold by the Company.

Results of Operations


The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first three quarters of 2004. The quarterly operating results are not necessarily indicative of future results of operations.





                                                               Three Months Ended (unaudited)

                                     March 31        June 30      September 30    September 30  September 2004 vs. 2003
                                      2004            2004             2004           2003         increase (decrease)
                                                                                                   $            %
                                   -----------    ------------   -----------       --------      ------      ------

Revenue                             $3,346,792      $3,609,352     $3,433,929       $2,716,970    $716,959        26%
Cost of revenue                      2,891,376       3,122,239      2,833,250        2,834,531      (1,281)        -
                                    -----------    ------------   -----------      -----------    --------

 Gross profit (loss)                   455,416         487,113        600,679         (117,561)    718,240       542

Selling, general and
  administrative expenses              675,007         727,790        653,974        1,126,838    (472,864)      (42)
Write-down of inventory                     --         274,000             --               --
Impairment of assets                        --       1,403,046             --               --

                                    -----------    ------------   -----------       ----------
 Income (loss) from operations        (219,591)     (1,917,723)       (53,295)      (1,244,399)

  Interest expense, net               (144,582)       (131,068)      (146,926)        (320,597)
  Other non-operating
      income (expense)                   6,000        (217,699)            --               75
                                    -----------    ------------   -----------      -----------
  Loss before income taxes and
      minority interest               (358,173)     (2,266,490)      (200,221)      (1,564,921)
  Income tax expense                  (127,411)       (131,272)      (151,695)              --
  Minority interest                    (93,647)        (99,638)      (111,495)         146,578
                                    -----------    ------------   -----------      -----------
  Net loss                         $  (579,231)    $(2,497,400)    $ (463,411)     $(1,418,343)
                                    -----------    ------------   -----------      -----------

Significant non cash charges and
 expenses:
Depreciation and amortization      $   236,316     $   279,778      $  211,055        $ 162,455
Asset impairment                   $        --       1,403,046              --               --
Related party receivable
  write off                        $        --         264,587              --               --
Inventory write down               $        --         274,000              --               --


For the quarter ended September 30, 2004 revenue increased by 26% compared to same period in 2003 due to our new contracts finalized in January 2004 and $599,086 in equipment upgrades completed in March 2004 at our helium and gas plants which provided additional plant processing and delivery capacity. Revenue from the helium and gas processing operations was $3,264,237 for the three months ended September 30, 2004, compared to $2,522,691 for the three months ended September 30, 2003, an increase of 29%. Revenue from the fuel processing operation was $169,692 during the period, down from $194,279 in the third quarter of the prior year, a decrease of 13%.

For the nine months ended September 30, 2004 revenue increased by $4,764,555 or 85% to $10,390,073 from $5,625,518 for the nine months ended September 30, 2003. The increase is primarily due to inclusion of revenue from the operation of the Keyes helium plant, the Sturgis gas plant and the Keyes gathering system for the entire nine month period ended September 30, 2004 of which, due to its acquisition on April 3, 2003, only six months of revenue was included for the nine month period ended September 30, 2003. All revenue and expense of our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, which operates the Keyes Helium plant, the Sturgis gas plant and the Keyes gathering system have been included in consolidated operations beginning April 3, 2003. Revenue from helium and gas processing operations was $9,923,264 for the nine months ended September 30 2004 compared to $5,179,927 for the nine months ended September 30 2003, ($7,038,603 pro forma for the entire nine month period in 2003) an increase of 92% (41% pro forma). The increase in revenue from helium and gas processing operations is due primarily to inclusion of three months additional revenue for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 and an increase in our plant processing and delivery capacity due to upgrades completed during the first quarter of 2004. Revenue from fuel processing operations was $466,809 during the nine months ended September 30 2004, up slightly by $21,218 from $445,591 for the same period in 2003.

Gross  profit  for the  three  months  ended  September  30,  2004 was  $600,679 representing a gross margin of 18% compared to a gross loss of ($117,561) representing a gross margin of (4)% for the three months ended September 30, 2003, an increase in gross profit of $718,240 and an increase in gross margin of 22%. For the three months ended September 30, 2004, helium and gas processing operation gross profit was $607,001 representing a gross margin of 19% which was offset by a gross loss of ($6,322) representing a gross loss of (4%) margin at the fuel processing operation. Gross profit for the nine months ended September 30, 2004 was $1,543,208 with gross margin of 15% compared to gross loss for the nine months ended September 30, 2003 of ($47,480) with a gross margin of (1)%, an increase in gross profit of $1,590,688 and an increase in gross margin of 16%. The increase in gross profit and margin is primarily due to our continuing effort to improve our operations at our helium and gas processing facility including our capital expenditures to upgrade equipment at the facility, new contracts with gas customers and suppliers and inclusion of three months additional revenue for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

On January 9, 2004 we completed a new contract with Nexus Energy Company to receive additional gas through Nexus Energy Company's existing pipeline for processing at our Keyes helium facilities. In accordance with this contract, we extract helium and natural gas liquids from this new gas stream. New gas supply processing began at our Keyes plant in March 2004 after the successful upgrade of our helium equipment performed by Air Products and Chemicals, Inc. Total cost of the upgrade was $599,086.

Total selling, general and administrative expenses decreased $472,864 or 42% from $1,126,838 for the three months ended September 30, 2003 to $653,974 for the three months ended September 30, 2004 due primarily to a decrease in compensation and compensation related costs and promotion expense of $647,621, offset by increased research and development, legal and outside services expense.

Selling, general and administrative expenses decreased $590,570 from $2,647,341 for the nine months ended September 30, 2003 to $2,056,771 for the nine months ended September 30, 2004. The primary reasons for the decrease were a reduction of $845,050 in non cash marketing, legal and professional expense and a reduction in compensation expense of $227,248, primarily offset by other net cost increases including an increase in Thermal Combustor(TM) research and development expense of $306,319, an increase in our gas and helium operations general and administrative expense of $87,827, representing a full nine months in 2004 compared to six months in 2003 and an increase in outside service and legal expense of approximately $149,000.

Interest expense for the nine months ended September 30, 2004 decreased by $459,445 to $422,576 from $882,021 for the nine months ended September 30, 2003 resulting primarily from the conversion of $10 million of indebtedness due Richard Strain into shares of our common stock.


Liquidity and Capital Resources

As of September 30, 2004 we owed $483,486 to financial institutions with an average interest rate of 8.8%. $253,174 of the amount due is secured by equipment and $230,312 is secured by a certificate of deposit in the amount of $237,000, which is included in restricted cash on the balance sheet at September 30, 2004.

Additionally, the company has $8,892,151 in secured loans from Richard Strain. $2,000,000 of this total was loaned to us in March 2004 with principal and interest payable due in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006. Another $2,000,000 of this total was loaned to us in 2003 with principal and interest payable due in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006. The remaining amount due Mr. Strain of $4,892,151 is due in quarterly principal and interest payments of $582,876 from March 2007 through December 31, 2009. All loan amounts from Mr. Strain to us may be converted, at Mr. Strain's option, into shares of our common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004, or $0.78 per share. Additionally, we agreed to register the shares of common stock issuable upon conversion of these loans by September 18, 2004. This registration has not occurred.

During the quarter ended September 30, 2004, a note holder agreed to accept 33,333 shares of common stock for payment of $12,000 of accrued interest due.


On August 1 and September 8, 2004, we issued promissory notes with Merrick & Company, a vendor, in the amounts of $126,153 and $199,627, respectively, for services they provided related to our Thermal Combustor (TM) project in Italy due November 1, 2004. If the notes are not paid on that date, the payee may, at its option extend the payment term and interest will accrue on the unpaid principal at the prime rate plus 2% through January 31, 2005, and at the prime rate plus 5% from February 1, 2005 until paid. No payments have been made under either of these notes, and Merrick has consented to an extension of the payment terms.

Included in accounts payable is $421,030 for equipment upgrades and services due to Air Products, a significant customer, with no stated interest rate. The payable will be repaid over the next nine months, approximately, with monthly installments that vary with revenue levels.

The following is a summary of our cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:


                                    For the Nine Months
                                     Ended September 30,
                                   2004              2003

                               -------------    --------------

        Operating activities    $(1,140,416)    $  (876,779)
        Investing activities       (793,384)     (9,396,414)
        Financing activities      1,936,103      11,091,693

                               -------------    --------------
        Net effect on cash      $     2,303     $   818,500
                               =============    ==============

For the nine months ended September 30, 2004, net cash used in operating activities of $1,140,416 is due to a net cash operating loss of approximately $613,000 and an increase in inventory of approximately $2,325,000, offset by an increase in accounts payable and accrued expenses of approximately $1,838,000. The net cash operating loss includes our net loss of approximately $3,540,000 offset by approximately $2,974,000 of non cash expenses in our operating loss including depreciation and amortization, minority interest, and the write down of inventory, fixed assets and related party receivables. During the first nine months of 2004, $881,868 of the restricted cash balance was used to construct two Thermal Combustors (TM) which also significantly increased inventory compared to December 31, 2003.


On July 1, 2004 we served notice of termination of the October 28, 2003 Gasifier Supply and Start-Up Agreement with L & R Energy Company LLC (L&R) relating to the supply of two MCF 1800 BHP Thermal Combustors(TM) for a waste to energy project in Cologna Veneta, Italy.

On July 16, 2004 we entered into a new $3 million contract with EcoIdea S.L.R., L&R and others for our work on the Cologna Veneta project. Under the new agreement, we placed one Thermal Combustor(TM) in service with natural gas by July 29, 2004 and the plant produced at least one kilowatt of electricity at that time, meeting the initial milestone toward the completion of the project in accordance with the new agreement. Under the terms of the new agreement, we are required to have two Thermal Combustors(TM) operating on RDF and producing 57,600,000 BTU's per hour, capable of producing 19,240 Kilograms of steam per hour, by September 30, 2004. Our responsibilities to perform our obligations under the new agreement are subject to other parties involved in the project fulfilling their respective obligations, which need to be completed before we can perform certain aspects of our obligations. At the time the new agreement with EcoIdea S.L.R., L&R and others was entered into, we rescinded our termination of the Gasifier Start-Up and Supply Agreement with L&R, and amended it consistent with the new agreement with EcoIdea S.L.R., L&R and others. This agreement provided liquidated damages at a rate of 3% of the contract price per month if we had not completed this contract by September 30, 2004.

On September 13, 2004, we executed an amendment to the new contact executed on July 16, 2004 with all contract parties to allow for one Thermal Combustor(TM) to be completed by September 30, 2004 to receive 50% of our total price under our contract, or $1,500,000, with the second Thermal Combustor (TM) to be completed by October 30, 2004. This amendment was effective as of August 25, 2004. In addition, the amendment to the July 16, 2004 agreement shortened the performance testing requirements from fifteen days under the Gasifier Supply and Start-Up Agreement with L&R to four days under the amended contract.


On November 2, 2004, we announced the successful gasification of RDF in Cologna Veneta, Italy, from one of the two Thermal Combustors(TM) we supplied in connection with our amended Gasifier Supply and Start Up Agreement with L&R, producing over one megawatt of electricity. The one Thermal Combustor(TM) successfully gasifying waste in Italy proves our technology is viable for commercialization on a wide scale level in the 1 - 50 Megawatt markets. We are currently focusing on our plan to market our technology to niche energy markets.

Although we proved out our technology, we were unable to complete the functionality test process required under our amended contract to receive our first payment of $1,500,000 representing 50% of the total price. We stopped the testing process to address the poor quality fuel being supplied by other contract parties that is and remains outside the specifications and densification requirements to successfully operate the Thermal Combustors(TM). We believe that it was necessary to stop the testing process to protect our equipment from damage and to discuss the contract issues surrounding the fuel specifications with the other contract parties. To date we are continuing a dialog with the other parties, but we have not come to a mutual understanding to address the contract issues. We have retained special counsel, Sonnenschein Nath & Rosenthal LLP, to preserve our rights and remedies, and to protect our interests with respect to the amended contract. Although we believe we have performed in accordance with our amended contract and are working to collect the full contract price, the amount of payment and date of collection is uncertain at this time. However, we do not believe any impairment currently exists with respect to the work in process, which is being carried on the balance sheet at approximately $2.7 million.

The net change in financing activities is due to a $2,000,000 debt issuance, offset by debt repayments of $63,897.


For the nine month period ended September 30, 2003, net cash used in operating activities of $876,799 is due primarily to a loss of $3,516,750 and increases in accounts receivable of $207,119 and restricted cash of $199,970, offset by depreciation and amortization of $479,557, a decrease in inventory of $260,017, an increase in accounts payable and accrued expenses of $1,616,153 million and stock issued for services of $845,050. Cash used for investing activities resulted from capital expenditures of $9,396,414, nearly all related to the acquisition of the helium and gas facility in Keyes, OK on April 3 2003. The net change in financing activities is due to proceeds from debt of $11,147,215 offset by debt repayments of $55,522.


Nathaniel Energy had cash of $761,517 at September 30, 2004. This includes $254,432 of restricted cash, $17,432 of which will be used to fund our operations, pay current debts and fund current Thermal Combustor(TM) projects and $237,000 of which is held as collateral for a bank loan.


Item 3. Controls and Procedures

Our Chief Operating Officer, who is our Principal Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Operating Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

Nathaniel Energy is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Nathaniel Energy issued an aggregate 529,333 shares of common stock during the three months ended September 30, 2004 in payment of accounts and notes payable as follows:



                         Issuance        CommonStock        Total          Type of
Holder Name                Date            Shares           Price       Consideration
-----------            -----------      -------------      --------    -----------------
Sol Adler         September 21, 2004        27,250         $27,250       Debt Conversion
Alvin Mordoh      September 21, 2004       450,000         $162,000      Debt Conversion
Isaac Nedd        September 21, 2004        52,083         $18,750       Debt Conversion



Nathaniel Energy has also agreed to issue 33,333 shares of common stock to William Morgan, as payment for $12,000 of accrued interest. The shares will be issued in the fourth quarter of 2004.

Each of the above issuances is exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any underwriter or placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances.

All of these issuances have been or will be made directly by Nathaniel Energy to persons who were creditors of Nathaniel Energy with whom its management had direct contact and personal relationships, or who were introduced to Nathaniel Energy by members of Nathaniel Energy's management.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.


3(i).1 Certificate of Incorporation*
3(i).2 Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3 Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002* 3(ii).1 Amended and Restated By-Laws**
10.1 Agreement dated August 25, 2004 amending an agreement dated July 16, 2004 among EcoIdea S.r.l., Electronic Solar S.r.l., European Waste Solutions, Ltd., L&R Energy Company, LLC and Nathaniel Energy Corporation.
31 Certification of the Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference. **Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATHANIEL ENERGY CORPORATION
                                  (Registrant)


Date: November 12, 2004






                           By: /s/ George A. Cretecos
                          ----------------------------
                           George A. Cretecos
                           Chief Operating Officer
                           Nathaniel Energy Corporation