Form 10KSB/A
period 2003-12-31
NATHANIEL ENERGY CORP
filed 2005-01-24
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

The amendments in this Amendment No. 1 to Annual Report on Form 10-KSB/A for the year ended December 31, 2003 with Nathaniel Energy Corporation includes revisions to

        o Forward  Looking  Statements
        o Item 1  "Description  of Business -- Change in Control"
        o Item 5 "Market for Common Equity and Related Stockholder Matters -- Unregistered Sales of Securities during the past three years"
        o Item  11  "Security   Ownership  of  Certain   Beneficial  Owners  and
          Management"
        o Footnotes 1, 2, 7, 12 to the Financial Statements included in this report, and
        o The addition of certain exhibits to this report.



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


At the time of the conversion of the debt into common stock, Nathaniel Energy's stock price was very volatile. Nathaniel Energy used a three-day average price of $1.05 per share in the transaction. The closing prices of Nathaniel Energy's common stock on the OTC Bulletin Board on October 2, October 3 and October 6, 2003 were $1.10, $0.80 and $1.25 respectively. Therefore, the value attributed to the 50,000,000 shares to be issued in the concersion was $52,500,000. The $42,500,000 difference between this value and the $10,000,000 of debt which was converted was recorded as a non-cash financing expense.


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

Unregistered sales of securities during the past three years:

                               Issuance    Common Stock     Total                   Type of
Holder Name                      Date         Shares        Price                Consideration
- -----------------------------------------------------------------------------------------------------------

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


                               Issuance    Common Stock     Total                   Type of
Holder Name                      Date         Shares        Price                Consideration
- -----------------------------------------------------------------------------------------------------------

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

----------------------

(1) The recipient of these shares was a designee of Alvin Mordoh who was entitled to receive the shares for an investment made by him.


(2) 12, 291,666 of these shares were issued to the members of Alternate Capital, LLC.


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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

The names, ages and terms of office of Nathaniel Energy's directors and executive officers are set forth in the following table:

Name                     Age       Positions with Nathaniel Energy
-----                    ---     -------------------------------
Brett Abrams              32     Vice President Fuel Processing
Stanley Abrams*           64     Chairman & Chief Executive Officer and Director
Russell "Gene" Bailey*    64     Director & Vice President
Clifford Barker           49     Vice President Gas Operations
George Cretecos*          50     Director & Chief Operating Officer
Brian Culvey              48     Vice President Engineering
Dennis Pungitore          46     Vice President Operations

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

                                            Annual Compensation
                           ---------------------------------------------------
Name & Position            Year         Salary              Other Compensation
----------------           ----       ----------            ------------------

Brett Abrams               2003       $ 66,000(1)                $   --
Vice President             2002       $150,000(2)                $   --
Fuel Processing            2001       $118,919(3)                $   --
Division

Stanley Abrams             2003       $125,000(1)                $   --
Chief Executive            2002       $250,000(4)                $   --
Officer                    2001       $210,325(5)                $   --

Cesar Muniz                2003       $ 60,000(1)                $300,000(7)
Former Chief               2002       $150,000(6)                $   --
Information                2001       $150,000(6)                $   --
Officer & Vice
President(8)

During the fourth quarter of 2003, cumulative accrued and unpaid salary as of September 30, 2003 was paid to each officer as follows:

                                            Cash           Common stock shares
                                            ----           -------------------
Brett Abrams                              $ 40,000             171,632
Stanley Abrams                             300,000             117,733
Cesar Muniz                                    -0-             235,520

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

o by each current director,

o by each named executive officer, and

o by all current executive officers and directors of the group:

Name and Address                                               Approximate
of Beneficial Owner                 Number of Shares       Percent of Class(1)
------------------------            ----------------       -------------------


NEC Energy,  LLC(1)
73 Deer Park Avenue,
Suite 4 Babylon  Village,
New York 11702                       30,000,000 (2)                 43.0%


Richard Strain
329 Manchester Road
Poughkeepsie, New York 12603          6,718,333 (3)                  9.6%


Brett Abrams (4)                      3,171,632                      3.5%

Stanley Abrams(4)                     2,713,733                      3.0%

Russell "Gene" Bailey(4)                577,964 (5)                   .1%

George Cretecos(4)                        None

All Directors and Executive
Officers as a group (3 persons) (4)   6,463,329 (5)                  7.2%

(1) NEC Energy, LLC is 50% owned by Richard Strain and 50% owned by Como Group, LLC, which is an affiliate of Corey Morrison.

(2) Excludes 5,718,331 shares owned by Richard Strain, 500,000 shares held in the name of Mr. Strain's wife and 500,000 shares held in the name of Mr. Strain's son. Excludes 20,000,000 shares which NEC has the irrevocable right to receive pursuant to a Conversion Agreement at the time that number of shares is authorized and available for issuance.

(3) Excludes 30,000,000 shares owned by NEC Energy, LLC and 20,000,000 shares for which NEC has the irrevocable right pursuant to a Conversion Agreement, which shall be issued at the time that number of shares is authorized and available for issuance. Includes 500,000 shares held in the name of Mr. Stain's wife and 500,000 shares held in the name of Mr. Strain's son.

(4) The address of this person is 8001 S. InterPort Blvd., Suite 260, Englewood, Colorado 80112.

(5) Includes 205,882 shares and 205,882 shares underlying unexercised warrants which are exercisable at a price of $.17 per share, held by Mr. Bailey's wife.


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

Item 13. Exhibits and Reports on Form 8-K


(a) Exhibits.
2.1 Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.**
2.2 Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation**
2.3 Purchase and Sale Agreement, dated as of April 3, 2003, by and between CIG Resources Company and Nathaniel Energy Oklahoma Holdings Corporation*
3(i).1    Certificate of Incorporation*
3(i).2 Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3 Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(ii).1   Amended and Restated By-Laws*
10.1 Employment Agreement, dated August 15, 2001, by and between Nathaniel Energy Corporation and Stan Abrams*
10.2 Acknowledgment letter of Stan Abrams, dated September 22, 2003 relating to a reduction of accrued salary*
10.3 Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Stan Abrams relating to issuance of shares for accrued salary*
10.4 Employment Agreement, dated August 15, 2001, by and between Nathaniel Energy Corporation and Brett Abrams*
10.5 Acknowledgment letter of Brett Abrams, dated September 22, 2003 relating to a reduction of accrued salary*
10.6 Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Brett Abrams relating to the issuance of shares for accrued salary*
10.7 Employment Agreement, dated February 1, 2000 by and between Nathaniel Energy Corporation and Russell Eugene Bailey*
10.8 Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Russell "Gene" Bailey relating to the issuance of shares for accrued salary*
10.9 Employment Agreement, dated February 1, 2000 by and between Nathaniel Energy Corporation and Brian G. Culvey*
10.10 Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Brian Culvey relating to the issuance of shares for accrued salary*
10.11 Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Brian Culvey relating to the issuance of shares for accrued salary*
10.12 Employment Agreement, dated February 1, 2000 by and between Nathaniel Energy Corporation and Cesar A Muniz*
10.13 Acknowledgment letter of Cesar A. Muniz, dated September 22, 2003 relating to a reduction of accrued salary*
10.14 Termination Agreement, dated effective September 1, 2003, between Cesar Muniz and Nathaniel Energy Corporation*
10.15 Consulting Agreement, dated March 1, 2002, as supplemented as of June 7, 2002, by and between Nathaniel Energy Corporation and Alternate Energy, LLC*
10.16 Amended and Restated Patent Assignment Agreement, dated September 30 2003 but effective as of July 7, 1998 between Stanley Abrams and Brett Abrams and Nathaniel Energy Corporation
10.17 Conversion Agreement, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain*
10.18 Loan Agreement, dated October 3, 2003 between Richard Strain and Nathaniel Energy Corporation*
10.19 Promissory Note, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain*
10.20 Contract for Sale and Purchase of Liquid Helium between Keyes Helium Company, LLC and Air Products Helium, Inc., amended and restated as of January 1, 1999 (the "Liquid Helium Agreement")***
10.21 Amendment No. 1 to the Liquid Helium Agreement dated as of January 30, 2004 ***
14.1 Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)*
14.2 Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior)(effective March 8, 2004)*
21.       Subsidiaries
31. Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32. Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002


*Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

** Denotes document filed as an exhibit to our current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

*** Denotes documents that contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets surrounding asteriks in this document denote the ommissions.


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

                          /s/ Abrams and Company, P.C.
                        -------------------------------
                            Abrams and Company, P.C.
                          Certified Public Accountants

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

Business Segments

The Company operates three separate segments which are presently conducted in three separate facilities:

- a fuel processing operation in Hutchins, Texas,- the natural gas processing, gas liquids and helium production in Keyes, Oklahoma and
- the alternate energy engineering and corporate offices in Englewood, Colorado.

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

Inventory



Tire shred inventory is valued at its cost to produce using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The gas processing facility has helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the first-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM.



        The components of inventory are as follows:

        Helium inventory, valued by first-in, first out method          $363,174
        Tire shred inventory, valued by first-in, first-out method       274,000
                                                                        --------
                                                                        $637,174
                                                                        ========

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

Goodwill and Other Intangible Assets


The company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. For years ended December 31, 2002 and 2003 the Company had no goodwill. Accordingly the Company did not record goodwill in its financial statements for those years.


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

2. Material Subsequent Events and Contingencies


On January 9, 2004 Nathaniel Energy completed a new contract with a third party company to receive additional gas through its existing pipeline for processing at the Company's facilities. According to the contract, Nathaniel Energy will extract helium and natural gas liquids from this new gas stream. The Company believes that the new contract and the $1.1 million spent on equipment upgrades in the first quarter of 2004 will enable the Company to increase gas volumes and production at the processing plant. Incremental gross profit from the new contract and upgrades is expected to be approximately $1.7 million per year, and $1.2 million in 2004. The equipment upgrades were customer financed with loan repayments due over an 18 month period ending in September 2005. See Note 14 "Commitments and Contingencies".

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


During 2003, the company incurred expenses aggregating approximately $45,639,000 which will not be deductible forfederal income tax purposes; these costs have not been included in the computation of the net operating loss carry forward amount.


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


During 2003, two customers, representing approximately 37% and 19%, respectively, accounted for 56% of the Company's revenue. During 2002, three customers, representing approximately 22%, 17% and 15%, respectively, accounted for 54% of the Company's revenue.


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

Nathaniel Energy Corporation
(Registrant)






                By:  /s/ George A. Cretecos, COO
                    -------------------------------------------
                    George A. Cretecos, Chief Operating Officer
                    and Principal Financial and Accounting
                    Officer

Date:  January 24, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                By:  /s/ George A. Cretecos, COO
                    -------------------------------------------
                    George A. Cretecos, Chief Operating Officer
                    and Director
                Date:  January 24, 2005



                By:  /s/ Russell Gene Bailey
                    -------------------------------------------
                    Russell Gene Bailey, Vice President and
                    Director
                Date:  January 24, 2005