Form 10KSB/A
period 2003-12-31
NATHANIEL ENERGY CORP
filed 2005-03-30
CIK 1096939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2



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

                                EXPLANATORY NOTE


The amendments in this Amendment No. 2 to Annual Report on Form 10-KSB/A for the year ended December 31, 2003 with Nathaniel Energy Corporation includes the addition of an explanatory note before the independent auditors' report of Abrmas and Company, P.C. relating to Nathaniel Energy's financial statements for the year ended December 31, 2002:





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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

The names, ages and terms of office of Nathaniel Energy's directors and executive officers are set forth in the following table:

Name                     Age       Positions with Nathaniel Energy
-----                    ---     ---------------------------------
Brett Abrams              32     Vice President Fuel Processing
Stanley Abrams*           64     Chairman & Chief Executive Officer and Director
Russell "Gene" Bailey*    64     Director & Vice President
Clifford Barker           49     Vice President Gas Operations
George Cretecos*          50     Director & Chief Operating Officer
Brian Culvey              48     Vice President Engineering
Dennis Pungitore          46     Vice President Operations

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


*** Denotes documents filed as an exhibit to our Amended Annual Report on Form 10-KSB/A Amendment No. 1 for the year ended December 31, 2003 and incorporated herein by reference. Such document contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets surrounding asteriks in this document denote the ommissions.


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

                  NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE
                  FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002


                                      INDEX



                                                                     Page
                                                                     ----
Independent Auditors' Reports....................................... F-1
Consolidated Balance Sheets......................................... F-2
Consolidated Statements of Operations............................... F-3
Consolidated Statement of Stockholders' Equity (Deficit)............ F-4
Consolidated Statements of Cash Flows............................... F-5
Notes to Consolidated Financial Statements.......................... F-6 to F-17

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

Denver, Colorado
January 23, 2004
(except for paragraph 2
of footnote 2 which is
dated March 23, 2004)

                          /s/ Comiskey & Company, P.C.
                            PROFESSIONAL CORPORATION





                                       F1a

                                EXPLANATORY NOTE

The following Independent Auditors' Report of Abrams and Company, P.C. dated April 4, 2003 is a copy of that report that was previously issed by Abrams and Company, P.C. and the report has not been reissued by Abrams and Company, P.C.

The report has not been reissued by Abrams and Company, P.C. because Bill Abrams, the sole principal of Abrams and Company, P.C. passed away on October 25, 2004. Nathaniel Energy has been unable to communicate with Abrams and Company, P.C. despite duly diligent attempts to contact Abrams and Company, P.C. To Nathaniel Energy's knowledge there are no other principals of Abrams and Company, P.C., and no other persons who are authorized to reissue the report on behalf of Abrams and Company, P.C.


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

Nathaniel Energy Corporation
(Registrant)






                By:  /s/ George A. Cretecos
                    -------------------------------------------
                    George A. Cretecos, Chief Operating Officer
                     and Principal Financial and Accounting
                    Officer


Date:  March 30, 2005




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                By:  /s/ George A. Cretecos
                    -------------------------------------------
                    George A. Cretecos, Chief Operating Officer
                    and Director

                Date:  March 30, 2005




                By:  /s/ Russell Gene Bailey
                    -------------------------------------------
                     Russell Gene Bailey, Vice President and
                    Director

                Date:  March 30, 2005