Form 10KSB
period 2004-12-31
NATHANIEL ENERGY CORP
filed 2005-04-15
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-27783

NATHANIEL ENERGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1572525 (I.R.S. Employer Identification No.)
8001 South InterPort Blvd. Suite 260, Englewood, Colorado (Address of Principal executive Offices)	80112 (Zip Code)

(303)690-8300

Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Nathaniel Energy's revenues for its most recent fiscal year (2004): $14,036,793

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 28, 2005 was $4,948,878.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 28, 2005 is 70,698,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Part III (Items 9, 10, 11 and 12) of this Annual Report on Form 10-KSB incorporates by reference information from the registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held during 2005.

NATHANIEL ENERGY CORPORATION

TABLE OF CONTENTS

		Page
Forward Looking Statements 3
	PART I
Item 1.	Description of Business.......................................................................................................................................................	4
Item 2.	Description of Property.....................................................................................................................................................................	11
Item 3.	Legal Proceedings................................................................................................................................................................................	11
Item 4.	Submission of Matters to a Vote of Security Holders........................................................................................................................	12
	PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer of Purchase of Equity Securities	13
Item 6.	Management's Discussion and Analysis or Plan of Operation...........................................................................................................	19
Item 7.	Financial Statements...........................................................................................................................................................................	25
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 8A.	Controls and Procedures.....................................................................................................................................................................	25
	PART III
Item 9	Directors and Executive Officers of the Registrant.............................................................................................................................	26
Item 10	Executive Compensation.....................................................................................................................................................................	26
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........................................	26
Item 12	Certain Relationships and Related Transactions................................................................................................................................	26
Item 13	Exhibits List and Reports on Form 8-K.............................................................................................................................................	26
Item 14	Principal Accountant Fees and Services.............................................................................................................................................	28

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act.  The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission.  We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

o Our ability to raise capital necessary to implement our business plan.

o Our ability to finance and complete planned projects and facilities upgrades.

o Our ability to execute our business plan and commercialize the Thermal Combustor™ technology, including building Thermal Combustors™ that meet customers' specifications and that meet local regulatory environmental and permit requirements.

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

o Our ability to pay debt service on loans as they come due.

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

PART I

Item 1. Description of Business.

General

Nathaniel Energy Corporation is a renewable energy company that provides industry with an alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Combustor(TM), is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, hydrocarbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999 and have operated a helium and gas processing facility in Keyes, Oklahoma since April 2003. During the year ended December 31, 2004, our helium and gas processing facility, and our tire fuel processing business, have generated 96% and 4% of our total revenue, respectively.

We plan to focus our patented technology, the Thermal Combustor™ in three main areas; licensing, creating energy infrastructures and building, owning and operating small power plants.

We plan to license the Thermal Combustor™ technology to qualified companies, joint venture partners, and distributorships. We plan to build energy infrastructures for certain industries that have a need to dispose of hydrocarbon based materials and seek an independent source of energy in the form of heat, steam or electricity. These energy infrastructures would be built on the businesses' premises ("inside the fence") and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the energy infrastructures can become a business' self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small power plants through our own resources or in conjunction with joint venture partners.

Our short term objective is to complete the start up and testing of our two Thermal Combustors™ recently constructed in Cologna Veneta, Italy. We plan to utilize the operating Thermal Combustor™ units in Italy in our sales, marketing and research efforts during 2005. Upon completion and acceptance of the second of two Thermal Combustors™ and payment by our customer in Italy, we will recognize revenue on those units. We have recognized no revenue from the sale or delivery of our Thermal Combustor™ through our year ended December 31, 2004.

Description of Thermal Combustor™ Technology

The Thermal Combustor™ uses waste, such as waste tires (tire-derived fuel - TDF), fuel derived from municipal and industrial waste streams (refuse-derived fuel - RDF), wood waste and agricultural waste (biomass). Fuel for the Thermal Combustor™ is placed on a moving grate in a chamber where it is subjected to high temperatures and gasified. The resulting gas is withdrawn into a separate chamber where it is combusted at temperatures of approximately three thousand degrees Fahrenheit, and produces heat, elemental carbon, carbon dioxide, low levels of carbon monoxide, sulfur dioxide, and nitrogen oxides. The process also generates two forms of ash. The first is bottom ash, the unburnable solids remaining in the fuel, such as metals, rock and sand. The second is fly ash, small particles commonly known as particulate, which is captured in filters.

As a result of the pre-combustion gasification and high temperatures achieved in the Thermal Combustor™, pollutants are in very small quantities, well below current EPA environmental standards. The Thermal Combustor's™ high temperatures destroy 99.9% of hazardous air pollutants emitted from refuse-derived fuel and tire-derived-fuel, including PCBs, dioxins, and furans. Most gaseous pollutants are captured by scrubbers or catalytic converters and the remaining pollutants fall well below EPA standards.

The construction of the Thermal Combustor™ is relatively straight forward and, our process control system features modern computer technology. The process control system monitors and controls all aspects of fuel and air volume to maintain optimal combustion. This system provides for semi-automated functionality lessening the manpower needed to supervise the Thermal Combustor’s ™ operation. The process control system features self-diagnostic and corrective action functions prompting the operator to take action if a problem occurs which is beyond the ability of the computer system to correct. The Predictive Failure Analysis function pinpoints potential weak spots that can be dealt with as a preventative maintenance item before a more costly failure occurs.

While the Thermal Combustor™ is adaptable to any combustible material, the Rubber Manufacturers Association has reported that tire-derived-fuel has a higher heat energy by weight than most types of coal, with lower moisture content, more combustible matter and less fixed carbon as compared to most types of coal. We believe that the abundance of discarded tires in the United States and the resulting environmental hazard they represent provides an opportunity to expand our collection and shredding of waste tires, useable as fuel for the Thermal Combustor™.

Environmental Testing

In May 2000 Bord Na Mona Environmental Limited, an environmental management company conducted a comprehensive environmental test on our behalf of a Thermal Combustor™ temporarily installed at a facility in County Louth, Ireland. During this testing the Thermal Combustor™ was fueled with refuse-derived fuel. Testing was conducted for more than 50 different chemical pollutants, including dioxins and PCBs, many of which are extremely hazardous. The report concludes that the Thermal Combustor™ was within then and pending European directive limits. Management believes it is significant that the tests show extremely toxic substances in emissions, including dioxins, furans, chlorophenols, chlorobenzenes, and polycyclic aromatic hydrocarbons are significantly below the allowable European limits, less than 10% of standard in all cases, with many compounds completely absent.

Marketable Byproducts

Most byproducts of the Thermal Combustor™ can be marketable.

Primary byproducts include:

·   Heat - useable for heating purposes, such as heating and cooling adjacent facilities, or for steam generation.

·   Electricity - produced by the addition of steam turbines and generators, for use in a companion project or for sale to the local utility.

Secondary byproducts include:

·   Carbon black, which can be sold for tire manufacturing, water filtration, and for use in the cosmetics industries.

·   Carbon dioxide, which can be sold to greenhouse operators for use in growth enhancement or for other industrial processes involving carbonation.

·   Sulfur dioxide, which can be sold in the form of gypsum.

·   Nitrogen, which can be sold for industrial and cryogenic uses.

Our ability to market any of these secondary byproducts is dependent upon the demand for those byproducts in the local business community and our ability to produce and distribute them at competitive prices.

We believe the marketable byproducts produced by the Thermal Combustor™ are ideally suited for use in proximity with a variety of industrial operations, such as gas pipelines, chemical plants, printing facilities, industrial parks, and designated "clean energy" generation sites, especially in colder climates where heat is used for heating adjacent structures or for co-generation of electricity. We have generated no revenue from the sale of Thermal Combustors™ or any byproducts from the operation of a Thermal Combustor™ to date.

Business Model

We focus our patented technology in three main areas: licensing, creating energy infrastructures and building, owning and operating small power plants.

We plan to license the Thermal Combustor™ technology to qualified companies, joint venture partners, and distributorships. Our primary plan is to seek qualified joint venture partners to build, own and operate small power plants or utilize our technology under a license where we will become a participant in the project. Our joint venture percentage ownership will vary with each joint venture. We are focused on forming joint ventures with partners who possess one or more of the following attributes:  financial capability, governmental resources, technical expertise, and host business applications that will support a successful operation. We have not generated any revenue from licensing or joint ventures to date.

We intend to increase the processing capability of our tire fuel processing business during 2005, and are currently negotiating new contracts that will justify planned financing arrangements for capital improvements and operations.   We are also seeking additional contracts.  Should we be successful in increasing our operating capacity and improving the quality of the tire-derived-fuel with the addition of new equipment , we would expect to increase the volume of waste tires we accept, the resultant tipping fee  revenue (fee paid per tire received) and improve the pricing for and volume of processed tire-derived-fuel sold.

Proposed Expansion of Business

We plan to complete the start up and testing of our two Thermal Combustors™ installed in Cologna Veneta, Italy and obtain our customer’s acceptance of these units. We plan to utilize our relationship with our customer and the operating Thermal Combustor™ units in our sales, marketing and research efforts during 2005.

We have a contract to supply two MFC-1800 BHP Thermal Combustors™ for a Refuse Derived Fuel (RDF) project in Cologna Veneta, Italy. The Thermal Combustors™ are to be used in a co-generation waste-to-energy plant. Our contracts for this project have been amended several times.  We have one agreement with L & R Energy Co. LLC, who is the equipment supply contractor for the Thermal Combustors™ and the boilers for the project. L & R has assigned to us the right to receive proceeds under a letter of credit in the amount of the compensation due to us under the contract.

We also have a contract with EcoIdea s.r.l., L&R and others for our work on the project.  Under the terms of the agreement, we are required to have both Thermal Combustors™ operating on RDF and capable of producing 19,240 Kilograms of steam per hour, by June 30, 2005.

Our responsibilities to perform our obligations under the new agreement were subject to other parties involved in the project fulfilling their respective obligations, which need to be completed before we can perform certain aspects of our obligations.  The June 30, 2005 completion date will be further extended if conditions to our performance are not fulfilled by the other parties to the contract.

Our compensation under the agreement is $2,100,000. We are also entitled to reimbursement of approximately $275,000 for costs incurred for shipping, transport and packaging costs, and monthly payments of $40,000 to provide technical support for the final start up testing and training of the Thermal Combustors™.

The contract also provides for financial penalties if the performance of the Thermal Combustors™ do not meet performance output guarantees specified in the agreement. These penalties reduce our payments by $11,000 for each tenth of a percentage point if the unit’s steam output is less than the output indicated in the agreement up to $649,000. If the steam output deficiency is greater than 15%, there is an additional penalty of $14,510 for each 1% deficiency in output below 15%.  These penalties apply unless our inability to perform is related to another party’s performance, specifically, delivery of fuel in accordance with specifications which have a direct relationship to the Thermal Combustor™ steam output. We have the right to test fuels provided to determine whether such fuels meet the contracted fuel specification.

Under the contract, any intellectual property and know-how related to any change or update to any part of the Thermal Combustor™ is owned and retained by us and we will have future access to the facility for demonstration, marketing and research purposes, including access to operating data, fuel samples and other information related to the operation of the facility.

We have accomplished the following milestones in the Colgna Veneta project:

  On July 29, 2004 we placed one Thermal Combustor™ in service with natural gas and the plant provided at least one kilowatt of electricity.

  In November 2004 one Thermal Combustor™ was successfully gasifying using RDF producing one megawatt of electricity.  Management believes that this proved our technology is viable for commercialization in the 1-50 megawatt markets.

As of March 28, 2005, we have been paid a total of $300,000 toward the contract price.

Although we believe we have performed in accordance with our contract and are working to collect the full contract price, the amount of payment, other than those received, and date of collection is uncertain at this time.

Tire Fuel Processing Operation

Since 1999 we have operated a tire fuel processing facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire processor and tire storage facility. We are paid a tipping fee (fee paid per tire received) for accepting waste tires. We sell the output of our tire fuel processing operation to two major users. One is a large cement company located in Texas, which uses the tire-derived-fuel for firing its kilns, thereby displacing equal amounts of coal. The other is a national broker, which has an agreement with us to purchase tire-derived fuel on an as-needed basis, primarily for use by paper mill plants. We expect to increase the volume of waste tires we accept, the resultant tipping fees, and the volume of output of our tire-derived-fuel during 2005, if we are successful in obtaining financing for our planned capital improvements and for operating capital. We expect revenue to increase proportionately to the increased volume of tire-derived-fuel we produce and believe there is a market for the increase in production.

Intellectual Property

We own three U.S. patents, the latest issued in March 2003, and have two U.S.  and two European patents pending.

Our two initial patents apply to the construction methodology and design of our Thermal Combustor™ biomass burner and were issued in 1993 and 1994. These patents expire in 2011 and 2012, respectively. One additional patent for our gasifier system and method of gasification was issued in 2003 and expires in 2018. Our patents cover the design of a fuel efficient dual combustion chamber and a unique computerized method of mixing air with combustible gas.

We also have two US patent applications pending, one filed during 2002 related to improvements in our gasifier system which reduces air and water pollutants and the second, filed in 2004, related to our oxygen-based biomass combustion system and controls. In addition, two European patent applications are currently pending on our gasifier system and method of gasification and our oxygen based biomass combustion system.

Government Approval / Environmental Laws and Regulation

Operation of a Thermal Combustor™, a tire fuel processing facility and gas processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating our environmental compliance are the U.S. Environmental Protection Agency (EPA), Department of Environmental Quality and comparable regulatory agencies and departments in the states where we establish operations. We are subject to the air quality programs under federal and state law.

Our helium and gas processing operations in Keyes, Oklahoma are subject to EPA rules and regulations regarding air, water and soil quality which are administered by the Oklahoma Department of Environmental Quality (DEQ). DEQ personnel inspect our operations annually, perform quarterly reviews, and occasionally perform unannounced spot checks. We maintain records of all DEQ matters. Our current operating permit requires inspection of emissions for each individual piece of equipment in our Keyes, Oklahoma operation, however, we have applied for a permit which would consolidate all of our equipment within one operating permit. We have engaged a consulting firm, expert in dealing with EPA and DEQ filings and permits, to manage the permit process on our behalf. In addition, the Occupational Safety and Health Administration, OSHA, periodically inspects our facility for compliance with worker safety and training programs. We maintain records on our compliance with OSHA regulations at the Keyes, Oklahoma facility.  We believe that the Keyes, Oklahoma operation is in compliance with the EPA, DEQ and OSHA rules and regulations.

Our tire fuel processing operation in Texas is subject to regulation by the Texas Commission of Environmental Quality.  We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process used or waste tires. Our registration expires December 20, 2007 and is renewable based upon our compliance with the Texas Commission’s rules governing waste tire management. While we have been cited for certain compliance issues during the year, we believe the tire fuel processing operation is now in compliance with those rules. We continually maintain our fuel processing facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could loose our permit to operate the facility.  During 2004, we incurred approximately $3,700 of expense related to disposal of un-salable tire shreds.

Before we can begin any Thermal Combustor™ or tire fuel processing operations at any location, we are required to obtain air emission permits, as well as, obtain appropriate construction and other necessary permits.

Failure to comply with the laws promulgated by these authorities could result in monetary sanctions, liability for environmental clean up, and other remedies. To maintain our compliance, we may make occasional changes in the Company's waste generation and disposal procedures, Thermal Combustor™ operation or other operations. We believe these laws and regulations will not have a material adverse effect on our capital expenditures or competitive position. We believe that our technology complies, in all material respects, with the various federal, state, and local regulations that apply to its current and proposed operations.

Research and Development

During 2004, we spent $68,729 for research and development related to our Thermal Combustor™ technology, which is expensed as operating expense. In addition, we capitalized $13,410 of patent related costs and $299,339 of cost related to technical documentation, drawings, design engineering on our Thermal Combustor™ technology. We have also spent over $100,000 in engineering salaries dedicated to internal product development in each of our years ended December 31, 2004 and 2003, included as operating expense. During 2003 we spent $37,409 on outside resources for research and development, included as operating expense. We plan to continue increasing internal product research and development with a goal of offering our customers the best and most efficient product opportunities.

Market Opportunity

Demand for licensing the Thermal Combustor™ technology and creating energy infrastructures or small power plants using the Thermal Combustor™, all increase as the cost of traditional energy costs rise. In industries with high energy demands such as chemical plants or newspaper operations, grid blackouts or other service interruptions also drive the need for more reliable "inside the fence" energy source infrastructures that can be provided utilizing the Thermal Combustor™.

According to the Rubber Manufacturers Association (RMA), there are up to 275 million waste tires in stockpiles in the United States. The RMA estimates that in 2003 alone, 290 million tires were scrapped. Of these 290 million tires, about 130 million were used as fuel, 123 million were recycled, and 57 million were disposed of or buried in landfills.

The use of waste tires for fuel is currently the largest single use of waste tires. Tire-to-energy technology preserves natural resources by utilizing the stored energy in petroleum-based tires. Tires have a heating value of 12,000 to 15,000 BTUs per pound (6,668 to 8,335 kilo calories per kilogram). Each twenty pound (nine kilogram) car tire is equivalent to about twenty-five pounds (11.4 kilograms) of bituminous coal. Tires contain less ash than most types of coal and less sulfur than bituminous coals. Tires are shredded into pieces as tire-derived-fuel. In 2003, cement kilns, pulp and paper mills, electric utilities, waste-to-energy plants, and industrial boilers burned approximately 130 million tires. However, management expects new regulations will be enacted which will reduce the percentage of waste tires used to fuel cement kilns due to issues over emissions. Although only a select few facilities use whole tires and/or tire-derived-fuel as the only fuel, most mix or "co-fire" the tires/tire-derived-fuel with other fuels, such as coal.

Our Thermal Combustor™ technology provides a viable method of utilizing waste tires, reducing landfill and stockpile accumulations while generating clean dependable energy and other marketable byproducts in an environmentally friendly manner.

Competition

The expanding alternative fuel industry is a rapidly changing field of technology. We compete within a broad spectrum of products as this industry continues to expand including: traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification technologies. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Combustor™.  Our management believes that the modularity,  flexibility of multi-fuel capability, associated low emissions, the advanced state of our development and competitive pricing for the manufacture and installation of the Thermal Combustor™, positions us to capture a share of the waste-to-energy market.

There are numerous examples of laboratory scale and pilot plant operations, however, very few successful commercial scale facilities have been constructed to extract the energy contained in solid waste materials. The technologies that attempt to do so fall within a few basic categories.

Mass Burners/Incinerators

These represent more than 95% of the installed base of energy extraction facilities. These facilities take the solid material and burn it in a heated air stream. The primary purpose of these facilities is to reduce the volume of the solid material prior to disposal or to render the solid material less hazardous. Heat produced by this burning may be extracted by a boiler or it may be released directly into the environment. Most of the installed facilities are nearing the end of their useful lives and are not considered for replacement primarily due to the emission of air pollution associated with this equipment. To our knowledge, no new mass burner facilities are proposed or are being constructed.

Gasifiers

Gasifiers represent the next generation in the evolution of mass burners and incinerators. The solid material is heated in an oxygen-starved gas stream where the gaseous components of the solid material are released. These gaseous components or fuel gases  retain the heat producing qualities of the solid material. The fuel gases are used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. The only successful commercial gasifiers use the heat to produce steam in a boiler. There have been laboratory and pilot plant scale examples of gasifiers that collect the fuel gases to power internal combustion engines or turbines which require further engineering and development to prove economical to use. Currently there are approximately 12 companies investigating gasifier technology that have laboratory scale or pilot plant models.

Plasma Conversion

Plasma conversion uses electrically generated plasma to produce temperatures high enough to gasify solid fuels. The most successful version uses plasma to maintain a bath of molten iron in which the solid fuel is added. The fuel then gasifies and the fuel gases are withdrawn to extract  the heat energy. Plasma conversion has the potential to become a successful commercial technology and represents potential competition for our technology.  Capital costs for plasma conversion are competitive, however, the operating costs are significantly higher than our operating costs.

Fluidized Bed Reactors

Fluidized bed reactors function by injecting the solid fuel into a bed of heated sand that is fluidized with air or a non-reactive gas.  The heated fluidized sand and solid fuel releases the fuel gases for extraction of the heat energy.  Fluidized bed reactors have been used for many decades but have not gained recognition as a viable solid fuel conversion technology due to the myriad of engineering difficulties that have not been solved.  We do not believe that fluidized bed reactors will play an important role in the solid fuel energy extraction field.

Retorts

Retorts are vessels in which the solid fuel is placed.  The vessel is then heated until the fuel gases are released and collected.  The vessel is cooled, the remaining solid debris is removed and the process repeated.  Retorts have been used in a number of industrial-scale applications and all have proved economically, environmentally and technically unworkable for energy extraction from solid fuels.  To our knowledge, no new installations of retorts are proposed or are being constructed.

The following table shows the state of the market at the end of 2004.

Solid Fuel Conversion Technology
Technology	Installed Base (MW)(1)	% Change from 2003 Increase (Decrease)
Mass Burners/Incinerators	795	(87)
Gasifiers	175	15
Plasma Conversion	15	8
Fluidized Bed Reactors	280	(30)
Retorts	50	(90)

Source: National Renewable Energy Laboratory, 2005

(1) Total megawatts produced.

We are not aware of any gasifier technology companies marketing equipment for the 1 - 50 megawatt power market. We do compete for waste-to-energy business with different competitors in each addressed market. Our competitors, however, may have financial and marketing resources far greater than those available to us and may have greater application for large waste streams, such as municipal waste from large cities.

In industries with high energy demands, such as specialty gas plants, chemical manufacturing or newspaper productions, we compete with the local utility which provides traditional electrical power, in addition to alternate power sources such as solar or wind power.

In industries with regulated waste disposal, we compete with incinerators and waste management companies. In some cases these solutions may provide lower cost waste disposal, but do not remove the emissions and/or pollutants from the environment.

For municipalities, we may compete against other alternative energy sources, especially if the municipality seeks to meet their regulated percentage of alternative or "green" energy sources. In this market, we may also compete against the local utility, incinerators or waste management companies, depending on the municipality, regulatory environment and political pressures to employ alternative energy sources.

Helium Production Operation

We have a 51% ownership interest in a helium and gas processing facility in Keyes, Oklahoma. This facility processes approximately 2,100,000 Mcf (thousand cubic feet) of natural gas annually, 5,700 Mcf of natural gas daily and 5,900 gallons of natural gas liquids daily. A more detailed ownership description of our Keyes operation is contained under the heading "Corporate History" below. We also own 130 miles of pipeline that collects natural gas for the plant from over 50 gas wells. We have a take-and-pay contract with Air Products and Chemicals, Inc. for the helium production. We also have an operating agreement with Colorado Interstate Gas Company to provide blending services using our processed natural gas through 2006. The natural gas liquids recovered by the plant are sold to various parties.

We have an agreement with Nexus Energy Company, a third party producer, for the gathering and processing of new volumes of natural gas from additional wells and gathering fields. The increased gas flow contributed to our increase in  gross profit from our helium operations during 2004.

Major Suppliers

We currently have four main suppliers in our helium and gas processing operations which account for approximately 96% of our sales. Nexus Energy Company supplies us with natural gas under a 10-year agreement, executed January 9, 2004, which renews for an additional 10-year term if Nexus can produce commercial quantities of natural gas. Additionally, Nexus pays us fees for transporting the natural gas from a central delivery point to the Keyes helium plant and a fee for compressing the gas at the central delivery point. We have a life of lease contract with EOG Resources, Inc. (EOG) for all gas produced. Regency Gas Services, LLC supplies us with crude helium under an agreement which requires us to purchase all crude helium produced from the Lakin Processing Plant until 2021 at which time either party may terminate the agreement.  If it is not terminated at that time, it may be terminated subsequently at any time upon two years’ advance notice by either party.  This contract can be terminated in 2008 and 2015 if either party requests pricing that is not agreed to by the other party. We have an operating agreement with Colorado Interstate Gas Company which has a term that expires in December 2006, to provide blending services and as part of that agreement, they provide the helium and gas operations with fuel gas and we supply natural gas containing nitrogen.  Either Nathaniel Energy as CIG may terminate this agreement upon six months notice if Nathaniel deems the continued operation of its helium plant to be uneconomical.  Alternatively in this case, CIG can choose to assume the operation of our helium plant at CIG’s cost, upon six months notice.  CIG also has the right to terminate the agreement upon three months notice if the volume of gas which we supply to CIG under this agreement falls below specified standards for a period of 90 days.

If we lose any or a combination of these contracts, it could substantially affect our ability to continue the operations of our natural gas and crude helium business.  Additionally, a loss of any of these contracts could substantially affect the volume of helium and liquid gas products which we are able to produce for our own account. However, if this occurred, existing contracts provide for processing crude helium for third parties to the capacity of the helium plant (which is known as toll processing).  Although we anticipate that toll processing operations would keep our processing operations at capacity, it could have a substantial adverse effect on our profit margins.

Major Customers

As noted above, approximately 96% of our sales stem from helium, natural gas liquids and natural gas sales. We currently do most of our business with three major customers. Because we offer several different products, we have reduced dependency on any one customer. Air Products and Chemicals, Inc. purchases all of the helium produced under contract through 2021 at which time either party may terminate the agreement. If it is not terminated at that time, it may be terminated subsequently at any time upon two years' advance notice by either party. This contract can be terminated in 2008 and 2015 if either party requests pricing that is not agreed to by the other party. Should this contract expire or be terminated early, we believe there are other major companies which have a stated interest in purchasing the helium. We have short term agreements with Tenaska Marketing, Inc. for the sale of processed natural gas. Additionally, we have a month-to-month agreement with Koch Hydrocarbon, LP for the sale of natural gas liquids. Our top three customers accounted for 74% of our total revenue in 2004. We believe that the loss of any of these customers would not cause a material disruption to our overall sales volume because we believe we would be able to replace them in a relatively short time, however, we can not guarantee that we will be able to replace those contracts with contracts whose terms will generate revenue equivalent to revenue we currently recognize.

Personnel

We have 31 full time employees, with eight located in Englewood, Colorado, 11 in Hutchins, Texas and 12 in Keyes, Oklahoma. We believe that we will need to add one full time employee, a senior engineer, for our energy infrastructure or small power plant business and one full time senior sales person for the tire fuel processing business. We anticipate that significant personnel additions will be required if we conclude project related contracts and obtain additional project funding for the energy infrastructure or small power plant business.

Corporate History

Nathaniel Energy Corporation was incorporated in Delaware in 1996 under the name of Ajax Reinsurance Limited. Ajax had no active trade or business on or subsequent to its date of incorporation. Nathaniel, Ltd. was incorporated in Colorado in 1992. Nathaniel, Ltd. started its waste tire recycling business in 1997. In 1998, Nathaniel, Ltd. agreed to merge with G-VII Energy Corp. ("G-VII") which had been incorporated in Delaware in 1987. G-VII had no active trade or business at the time of the merger. In July 1998, G-VII changed its name to "Nathaniel Energy Corporation" and in December 1998, it agreed to merge into Ajax. In 1999, Ajax changed its name to Nathaniel Energy Corporation.

From 1997 to 2002, Nathaniel Energy's operations were limited to a tire fuel processing facility which sells its output of shredded rubber to others primarily for use as an alternative fuel. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC. On April 3, 2003 Nathaniel Energy acquired the remaining 81.45% interest in Keyes Helium Company, LLC from CIG Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy transferred all of the stock in MCNIC to Nathaniel Energy Oklahoma Holdings. Also on April 3, 2003, Nathaniel Energy Oklahoma Holdings acquired the Keyes gathering system and Sturgis gas plant and compressor station from CIG Field Services Company. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium, and then send the natural gas into a natural gas pipeline.

In connection with approximately $11,997,500 in debt financing for these acquisitions, 49% of Nathaniel Energy Oklahoma Holdings Corporation's common stock was issued to Richard Strain. Accordingly, Nathaniel Energy owns 51% of Nathaniel Energy Oklahoma Holdings.

On December 31, 2002, MNS Eagle Equity Group IV, Inc. (MNS) and its stockholders entered into a Stock Exchange Agreement with Nathaniel Energy Corporation pursuant to which Nathaniel Energy acquired all of MNS's outstanding common stock for $20,750 in cash and 50,000 shares of Nathaniel Energy's common stock. MNS, a reporting company under Section 12(g) of the Securities Exchange Act of 1934, became a wholly owned subsidiary of Nathaniel Energy. The purpose of this transaction was for Nathaniel Energy to succeed to the registration status of MNS under the Exchange Act in reliance upon Rule 12g-3 of the Securities Exchange Act of 1934. Currently MNS is not engaged in any business.

Change in Control

Effective October 3, 2003, a company change in control occurred as a result of the closing of a conversion agreement between Nathaniel Energy and Richard Strain. Pursuant to the conversion agreement, $10 million dollars of our indebtedness to Mr. Strain converted into an aggregate of 50,000,000 shares of our common stock to be issued to NEC Energy, LLC, a designee of Mr. Strain.

We have 75,000,000 shares of common stock authorized for issuance. Prior to the conversion transaction, we had 38,262,664 shares of common stock issued and outstanding. Accordingly, we did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The conversion agreement provided that to the extent that we did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, NEC Energy has the irrevocable right to the shares that could not be issued. We have issued 30,000,000 shares of common stock to NEC Energy, and NEC Energy has the irrevocable right to an additional 20,000,000 shares of common stock. In the conversion agreement, we agreed to take all required corporate action to seek the stockholders'

approval to increase the number of authorized shares to a number which is at least sufficient for the Company to deliver all of the shares of common stock issuable to NEC Energy pursuant to the conversion agreement.

NEC Energy owns 42.7% of our issued and outstanding shares of common stock without the issuance of the additional 20,000,000 shares of common stock.  Giving effect to the issuance of all of the shares of common stock under the conversion agreement, NEC Energy will own 55.4% of the issued and outstanding shares of our common stock.

In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC was granted piggyback registration rights relating to certain registration statements which we file after January 3, 2004, if any.

At the time of the conversion of the debt into common stock, our stock price was very volatile.  We used a three-day average price of $1.05 per share in the transaction.  The closing prices of our common stock on the OTC Bulletin Board on October 2, October 3 and October 6, 2003 were $1.10, $0.80 and $1.25 respectively.  Therefore, the value attributed to the 50,000,000 shares to be issued in the conversion was $52,500,000.  The $42,500,000 difference between this value and the $10,000,000 of debt which was converted was recorded as a non-cash financing expense.

Subsidiaries

We have two wholly owned subsidiaries:

·   MNS Eagle Equity Group IV, Inc., which currently has no operations, and

·   Cleanergy, Inc. which was formed for the purposes of entering into a joint venture agreement with Mandala Energy International, LLC for a proposed Thermal Combustor™ joint venture project which is currently in the pre-development planning stages.

We have one 51% owned subsidiary; Nathaniel Energy Oklahoma Holdings Corporation, which beneficially owns all of Keyes Helium Company, LLC and the Keyes gathering system and Sturgis gas processing plant and compressor station. Nathaniel Energy Oklahoma Holdings Corporation also owns all of MCNIC Rodeo Gathering Corporation, its sole asset being an 18.55% interest in Keyes Helium Company, LLC.

Available Information

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding us. In addition, we provide easy access to these reports free of charge via our internet website, www.nathanielenergy.com. Information on our website is not part of this report.

We maintain a codes and policies page on our website. This page includes, among other items, the Nathaniel Energy Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors, and the Nathaniel Energy Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

Item 2. Description of Property.

We own approximately 27 acres of property in Hutchins, Texas and a 10,000 square foot covered structure located on the property where we operate the tire fuel processing division. The structure is approximately 13 years old and has been maintained in good condition. We believe it is suitable for its existing waste tire reclamation and processing operations at that location. This property has a mortgage loan, secured by a certificate of deposit, which has a principal balance of $227,310 and bears interest at an annual rate of 3.85%.

We lease 3,815 square feet of Class A office facility for our corporate offices in Englewood, Colorado and believe this space will meet our corporate business needs in 2005.

We beneficially own a 51% interest in approximately 15 acres of land in Keyes, Oklahoma on which the Keyes helium plant and Sturgis gas processing plant and compressor station is located. The facility includes a gas processing, compression and helium refining plant, along with an associated 130 miles of gas gathering pipelines and two delivery pipelines.

We beneficially own a 51% interest in approximately 190 acres in Keyes, Oklahoma, adjacent to the Helium plant. Pursuant to an agreement with the seller of the property, the Cimarron Industrial Park Authority. We are required to commence development of this site by June 20, 2006. If we do not meet this deadline, the seller may elect to have the property revert back to their ownership. At this time we have not commenced any development of the property.

Item 3. Legal Proceedings.

We are involved in routine litigation which is incidental to our business, none of which is anticipated to have a material adverse effect on our financial condition, operations or prospects.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NECX. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for our common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

	High ________	Low ________
Fiscal Year Ended December 31, 2003:
First Quarter	$ 2.45	$ 1.75
Second Quarter	$ 2.05	$ 0.85
Third Quarter	$ 1.80	$ 0.70
Fourth Quarter	$ 2.55	$ 0.80
Fiscal Year Ended December 31, 2004:
First Quarter	$ 1.15	$ 0.65
Second Quarter	$ 0.55	$ 0.30
Third Quarter	$ 0.45	$ 0.14
Fourth Quarter	$ 0.24	$ 0.10

Stockholders of Record

As of March 28, 2005, we had approximately 1,023 stockholders of record.

Dividends

We have never declared or paid any dividends on its common stock. We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the near future. Dividends on our common stock can be paid lawfully only out of current and retained earnings and surplus of the company, when, and if, declared by the Board of Directors. We have not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other factors, which the Board of Directors deems relevant.

Equity Compensation Plan Information

At the end of the fiscal year 2004 our 2003 Equity Compensation Plan was in effect.  This plan was not approved by our stockholders.  No options, rights or other securities were granted or issued under this plan.  In March 2004 we cancelled this plan and adopted our 2005 Equity Participation Plan.  No option, rights or other securities have been or issued under this plan.  We plan to seek stockholder approval of this plan as reflected in our Preliminary Information Statement which we held with the Securities and Exchange Commission on March 11, 2005.

The material features of our 2005 Equity Compensation Plan are as follows:

General Information

The plan provides for the granting of restricted stock and options to purchase up to a maximum of 40,000,000 shares of Nathaniel Energy.  The plan provides that no shares of common stock may be issued unless there are a sufficient number of shares of common stock authorized and reserved for such issuance.  We anticipate that we will have a sufficient number of shares available for issuance under the plan as a result of a proposed increase in the number of shares of our common stock or as a result of other actions which we could take.  The plan was adopted by our Board of Directors on March 1, 2005.

The plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, nor is it a “qualified” plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”).  The plan provides for appropriate adjustments in the number of reserved shares in the event of stock dividends, stock splits, recapitalizations and other changes in our capital structure.  The plan also provides for reload options (which are described below under the heading “Reload Feature”) and alternate stock appreciation rights.

Purpose

The purpose of the plan is to advance the interests of Nathaniel Energy by inducing individuals or entities of outstanding ability and potential to join and remain with, or provide consulting or advisory services to, us and our subsidiaries, by encouraging and enabling eligible employees, non‑employee directors, consultants and advisors, and non‑employees to whom an offer of employment has been extended, to acquire proprietary interests in Nathaniel Energy, and by providing such employees, non‑employee directors, consultants, advisors, and non‑employees with an additional incentive to promote the success of Nathaniel Energy.

Administration

The plan provides for its administration by the Board or by a committee consisting of at least two individuals chosen by the Board.  The Board or the committee has authority (subject to the provisions of the plan) to select from the group of eligible employees, non‑employees to whom an offer of employment has been extended, non‑employee directors, consultants and advisors the individuals or entities to whom restricted stock or options will be granted, and to determine the times at which and the exercise price for which options will be granted.  The Board or the committee is authorized to interpret the plan and the interpretation and construction by the Board or the committee of any provision of the plan or of any option granted thereunder shall be final and conclusive. The receipt of options or restricted stock by directors or any members of the committee shall not preclude their vote on any matters in connection with the administration or interpretation of the plan.  We currently do not have a committee to administer the plan.  Accordingly the Board administers the plan at this time.

Eligibility - Generally

Subject to certain limitations and conditions in the plan, restricted stock and options to purchase shares may be granted to persons who, in the case of incentive stock options, are employees of, either Nathaniel Energy or any parent or subsidiary of Nathaniel Energy including directors and officers of Nathaniel Energy and non‑employees to whom an offer of employment has been extended, or in the case of nonstatutory stock options and restricted stock grants, are employees including directors and officers or non-employee directors or certain consultants or advisors to, either Nathaniel Energy or any parent or subsidiary of Nathaniel Energy and non-employees to whom an offer of employment has been extended.  At March 28, 2005, 31 employees were eligible to receive options or restricted stock grants under the plan.

Stock Options

                Nature of Options

The Board or the committee may grant options under the plan which are intended to meet the requirements of Section 422 of the Code relating to “incentive stock options.” The Board or committee may also grant option under the plan that do not so qualify which we refer to as “nonstatutory stock options”.  The federal income tax consequences of the grant and exercise of incentive stock options and nonstatutory stock options are described below under “Federal Income Tax Consequences.”

                Reload Feature

The Board or the committee may grant options with a reload feature subject to the terms of the plan, applicable only when options being exercised by a holder are paid by delivery of shares of common stock or by having Nathaniel Energy reduce the number of shares otherwise issuable to a holder (“Net Exercise”).  The reload stock option allows the holder to exercise an option (the “First Option”) and to receive another option (the “Reload Option”) for

·                     the number of shares of common stock used to pay for the First Option (or not issued in the case of Net Exercise), and

·                     with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of those nonstatutory stock options.

A Reload Option may also have a reload feature.  The reload feature must be included in the stock option agreement entered into by Nathaniel Energy and the holder of the option. The term of the Reload Option shall be equal to the remaining option term of the First Option.

                Option Price

The option price of the shares underlying an incentive stock option may not be less than the fair market value (as such term is defined in the plan) of the shares of common stock on the date upon which the option is granted.  In addition, in the case of a recipient of an incentive stock option who, at the time the option is granted, owns more than 10% of the total combined voting power of all classes of stock of Nathaniel Energy or of a parent or subsidiary corporation of Nathaniel Energy (a “10% Stockholder”), the option price of the shares subject to that option must be at least 110% of the fair market value of the shares of common stock on the date upon which that option was granted.

The option price of shares of common stock underlying nonstatutory stock options will be determined by the Board or the committee, in its discretion, at the time of grant and need not be equal to or greater than the fair market value for shares of our common stock.

                Exercise of Options

Option holders may exercise options granted under the plan by delivering a written notice to Nathaniel Energy indicating of the number of shares of common stock with respect to which the option is being exercised. The notice shall be accompanied, or followed within 10 days, by payment of the full option price for the shares of common stock which shall be made by the holder’s delivery of

·                     a check payable to the order of Nathaniel Energy in such amount, or

·                     previously acquired shares of common stock, the fair market value of which shall be determined as of the date of exercise, or

·                     if provided for in the stock option agreement, a check in an amount at least equal to the par value of the common stock being acquired, together with a promissory note, in the form and upon such terms as are acceptable to the Board or the committee, in an amount equal to the balance of the exercise price, or

·                     a combination of any of the above methods.

                Duration of Options

No incentive stock option granted under the plan shall be exercisable after the expiration of ten years from the date of its grant. However, if an incentive stock option is granted to a 10% Stockholder, that option shall not be exercisable after the expiration of five years from the date of its grant.

Nonstatutory stock options granted under the Plan may be of a duration that the Board or the committee determines.

                Non-Transferability

Options granted under the plan are not transferable otherwise than by will or the laws of descent and distribution and generally, those options are exercisable, during an optionee’s lifetime, only by the optionee.  A nonstatutory stock option may be transferred, upon the approval of the Board or the committee, in whole or in part during a holder’s lifetime, to a holder’s family members, through a gift or domestic relations order, subject to the terms and conditions of the plan.

                Death, Disability or Termination of Employment

Subject to the terms of the stock option agreement pursuant to which options are granted, if the employment of an employee or the services of a non‑employee director, consultant or advisor to, Nathaniel Energy or a parent or subsidiary corporation of Nathaniel Energy shall be terminated for cause, or such employment or services shall be terminated voluntarily by the employee, non‑employee director, consultant or advisor, or a non‑employee to whom an offer of employment was extended declines the offer, or Nathaniel Energy withdraws the offer of employment to that non-employee to whom an offer of employment has been extended, any options held by those persons or entities shall expire immediately.  If such employment or services shall terminate other than by reason of death or disability, voluntarily by the employee, non-employee director, consultant or advisor, or for cause, then, subject to the terms of the stock option agreement pursuant to which options are granted, such option may be exercised at any time within three months after such termination, but in no event after the expiration of the option.  For purposes of the plan, the retirement of an individual either pursuant to a pension or retirement plan adopted by Nathaniel Energy or at the normal retirement date prescribed from time to time by Nathaniel Energy is deemed to be a termination of such individual’s employment other than voluntarily by the employee or for cause.

Subject to the terms of the stock option agreement pursuant to which options are granted, if an option holder under the plan

·                     dies while employed by Nathaniel Energy or a parent or subsidiary corporation of Nathaniel Energy or while serving as a non-employee director of, or consultant or advisor to, Nathaniel Energy or a parent or its subsidiary corporation of Nathaniel Energy, or

·                     dies within three months after the termination of his employment or services other than voluntarily or for cause,

then such option may be exercised by the estate of the employee, non-employee director, consultant or advisor, or by a person who acquired such option by bequest or inheritance from the deceased option holder, at any time within one year after his death.

                Subject to the terms of the stock option agreement pursuant to which options are granted, if the holder of an option under the plan ceases employment or services because of permanent and total disability (within the meaning of Section 22(e)(3) of the Code) while employed by, or while serving as a non-employee director of, or consultant or advisor to, Nathaniel Energy, or a parent or subsidiary corporation of Nathaniel Energy, then that option may be exercised at any time within one year after his termination of employment, termination of directorship, or termination of consulting or advisory arrangement or agreement due to the disability.

Restricted Stock Grants

                Nature of Restricted Stock Grants

The Board or the committee may authorize restricted stock grants under the plan.  Restricted stock grants may be made either alone or in addition to stock options granted under the plan.

                Vesting

The Board or the committee may specify the vesting periods of the restricted stock grant and other terms and conditions which the Board or committee deems appropriate.

In determining vesting requirements of restricted stock grants, the Board or committee may impose restrictions which it may deem advisable including among other things, length of service of the grantee, corporate performance and attainment of individual or group performance objectives.

                Ownership

During the period while the restricted stock grants are subject to restriction or have not vested, the grantee will be the record owner of the shares of common stock underlying the restricted stock grant.  Accordingly, the holder is entitled to vote those shares.  However, any dividends or other distributions on those shares of common stock will be held by Nathaniel Energy or a third party subject to the same restrictions as the restricted stock grant.

                Forfeiture

Unless the Board or committee determines otherwise at the time of the restricted stock grant, generally, a grantee will forfeit all shares of common stock underlying restricted stock grants which have not previously vested, if the grantee is no longer employed or engaged by, or serves as a director of, Nathaniel Energy or its parent or its subsidiary.  All forfeited shares of common stock shall be returned to Nathaniel Energy, along with any dividends or other distributions on those shares, if any.  However, if the Board approves a plan of liquidation, or merger or consolidation in which more than 50% of the continued voting power of Nathaniel Energy or the entity surviving in the transaction is no longer represented by voting securities in Nathaniel Energy, the restricted stock grant will automatically vest.

                Non-Transferability

Shares of common stock underlying restricted stock grants are not transferable until those shares vest.

Amendment and Termination

The plan (but not options or restricted stock granted under the plan) shall terminate on February 28, 2015, ten years from the date that it was adopted by the Board.  Subject to certain limitations, the plan may be amended or modified from time to time or terminated at an earlier date by the Board or by the stockholders.

Plan Benefits

At March 28, 2005 there were no grants of options to purchase shares of our common stock or stock grants under the plan.

Recent Sales of Unregistered Securities

Holder Name	Issuance Date	Common Stock Shares	Total Price	Type of Consideration
Kay Rhodes	01/05/02	294,000	$50,000	Conversion of Debt per Note
Alvin Mordoh	02/12/02	275,000	$121,000	Financing Incentive
Paula Lowry(1)	02/12/02	10,000	$4,400	Cash Investment
Linda Mordoh(1)	02/12/02	5,000	$2,200	Cash Investment
Sam Epstein(1)	02/12/02	5,000	$2,200	Cash Investment
Solomon Mordoh(1)	02/12/02	5,000	$2,200	Cash Investment
Alternate Capital LLC	03/15/02	13,500,000(2)	$800,000	Financial Services
Richard Strain	04/19/02	8,250,000	$1,650,000	Conversion of Debt
Managerial Advisory Services	07/11/02	198,000	$136,620	Investor Relation Services
Jackson Morris	07/11/02	200,000	$188,000	Legal Services
Bodden Int'l	07/11/02	600,000	$564,000	Financing Services
Mel Siegal	07/11/02	200	$200	Conversion of Note Interest
Sol Adler	07/11/02	200,000	$140,000	Consulting Services
Bob and Peggy Isom	07/11/02	29,690	$29,690	Manufacture of Equipment
Judy Bailey	07/16/02	205,882	$35,000	Conversion of Debt
Michael Musich	08/09/02	10,000	$6,000	Cash Investment
Ken Lucas	08/09/02	50,000	$50,000	Financing Services
Rusty Bailey	10/17/02	12,249	$12,249	Internet Services
Alvin Mordoh	10/17/02	13,333	$13,333	Cash Investment
Herman J. Calderon(1)	10/17/02	2,000	$2,000	Cash Investment
Harry Greenberg(1)	10/17/02	1,000	$1,000	Cash Investment
Paula Lowry(1)	10/17/02	1,000	$1,000	Cash Investment
Gilbert Cohen(1)	10/17/02	1,000	$1,000	Cash Investment
G. M. Fornmarino	10/17/02	8,000	$8,000	Cash Investment
Kay Rhodes	10/17/02	100,000	$50,000	Conversion of Debt
Roberta Clark	11/14/02	21,428	$12,856	Cash Investment
Harry Greenberg(1)	12/24/02	2,000	$2,000	Cash Investment
Alternate Capital LLC	02/18/03	1,066,667	$800,000	Marketing and Financing Services
Strong Wilken LLC	02/18/03	233,333	$175,000	Marketing Services
Mike Libeer	05/09/03	100,000	$195,000	Sign-on Bonus (4)
Robert Barnett	09/22/03	100,000	$125,000	Legal Services
NEC Energy, LLC	10/03/03	30,000,000(3)	$6,000,000	Conversion of Debt
Stan Abrams	10/30/03	117,733	$217,806	Accrued Compensation Payment
Brett Abrams	10/30/03	171,632	$317,519	Accrued Compensation Payment
Gene Bailey	10/30/03	166,200	$307,470	Accrued Compensation Payment
Brian Culvey	10/30/03	565,665	$1,046,480	Accrued Compensation Payment
Cesar Muniz	10/30/03	235,520	$435,712	Accrued Compensation Payment
Sol Adler	9/21/04	27,250	$27,250	Conversion of Debt
Alvin Mordoh	9/21/04	450,000	$162,000	Conversion of Debt
Isaac Nedd	9/21/04	52,083	$18,750	Conversion of Debt

(1) The recipient of these shares was a designee of Alvin Mordoh who was entitled to receive the shares for an investment made by him.

(2) 12,291,666 of these shares were issued to the members of Alternate Capital, LLC.

(3) Partial issuance of shares in conversion of an aggregate of $10 million of indebtedness, which is described in detail under Item 1 "Business - Change in Control."

(4) Earned in 2001. Shares were issued in May 2003.

In March 2002, we also issued warrants to purchase 205,882 shares of common stock at a price of $0.17 per share, expiring two years from date of issue, to Judy Bailey, wife of Nathaniel Energy's vice president and director. The warrants expired unexercised.

Each of the above issuances was exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any underwriter or placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances.

All of the issuances were made:

o directly by us to persons with whom its management had direct contact and personal relationships,

o to persons who were introduced to us by members of our management, and

o to attorneys, consultants and others in compensation for services.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Supplemental Quarterly Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for 2004. The quarterly operating results are not necessarily indicative of future results of operations.

Three Months Ended 2004(unaudited)

March 31					June 30		Sept. 30		Dec. 31			Year ended Dec. 31, 2004
Revenue		$3,346,792			$3,609,352		$3,433,929		$3,646,720			$14,036,793
Cost of revenue		2,891,376			3,122,239		2,833,250		3,288,607			12,135,472
Gross profit (loss)		455,416			487,113		600,679		358,113			1,901,321
Selling, general and administrative expense		675,007			727,790		653,974		673,489			2,730,260
Write-down of inventory (1)		--			274,000		--		2,321,213			2,595,213
Impairment of assets (2)		--			1,403,046		--		--			1,403,046
Total operating expenses		675,007			2,404,836		653,974		2,994,702			6,728,519
Loss from operations		(219,591)			(1,917,723)		(53,295)		(2,636,589)			(4,827,198)
Write-off of related party receivable (3)		--			(264,587)		--		(11,438)			(276,025)
Interest expense, net		(144,582)			(131,068)		(146,926)		(141,485)			(564,061)
Loss on disposal of equipment		--			(18,912)				2,118			(16,794)
Other non-operating income (expense)		6,000			65,800		--		--			71,805
Loss before income taxes and minority interest		(358,173)			(2,266,490)		(200,221)		(2,787,389)			(5,612,273)
Income tax expense		(127,411)			(131,272)		(151,695)		386,794			(23,584)
Minority interest		(93,647)			(99,638)		(111,495)		284,293			(20,487)
Net loss	$	$ 579,231	$ )	$	$(2,497,400 $)	$	$(463,411 $)	$	$ (2,116,302	$ )	$	$ (5,656,344	$ )
Weighted-average common shares outstanding-diluted		69,719,414			69,676,697		70,198,263		70,198,263			69,950,156
Shares outstanding at end of period		69,719,414			69,668,930		70,198,263		70,198,263			70,198,263

(1) During the quarter ended June 30, 2004, tire shred inventory at the tire fuel processing facility was written down to a net realizable value of zero. The net realizable value was calculated using estimated selling prices less costs to process the inventory into a salable form. During the quarter ended December 31, 2004, we reduced the carrying value of the two Thermal Combustors™ we are building in Italy, under a contract for resale, which have been completed and are in the operating start up and testing phase.  Such reduction was included in research and development expense in the accompanying financial statements.  The Thermal Combustors™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Combustors™ do not produce the volume of steam specified in the contract.

(2) During the quarter ended June 30, 2004, management changes prompted a review and update of the expected cash flows on long lived assets.  Based on this review, operating costs were higher than previously estimated, and an impairment of $1,403,046 was recognized on the assets at the tire fuel processing facility in Hutchins, Texas.  We discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount.  We are working to add new contracts to increase the tire fuel processing facility revenue, but any new contracts cannot be assured, and have not been considered in the most recent cash flow expectations.

(3) During the quarters ended June 30, 2004  and December 31, 2004, we wrote off a $264,587  related  party receivable from Ripetouch  Greenhouse LLC, an entity controlled by our former  chief  executive  officer,  Stan Abrams and a related party receivable of $11,438 due from Stan Abrams, respectively since debt  collection  has been determined to be uncertain.  The Ripetouch receivable arose in 2003 and the first quarter of 2004 and Stan Abrams, receivable arose in 2003.

Year ended December 31, 2004 and 2003

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Combustor™ technology: licensing, creating energy infrastructures and building, owning and operating small power plants. In 2004 and 2003 revenue generated by our largest business, the helium and gas processing business, provided operating capital funds for our tire fuel processing and further commercialization of our Thermal Combustors™. Our helium and gas processing business, generated 96% and 93% of our revenue, or $13,475,220 and $7,851,531 during 2004 and 2003, respectively. The tire fuel processing operation generated 4% and 7% of the revenue, or $561,573 and $573,210 during 2004 and 2003, respectively.  We have recognized no revenue from our Thermal Combustor™ business segment during 2004 and 2003.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Combustor™ technology. As a result, the majority of our resources are focused on this business model.

Historically, we have not had difficulty finding potential project opportunities. Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders. We are investigating numerous opportunities including a facility using municipal solid waste (MSW) as fuel for our Thermal Combustor™ to produce electricity and a facility to produce electricity and steam in connection with an ethanol plant.

We enter 2005 with a patented proprietary technology deployed in a commercial application. Once we have obtained acceptance for the two Thermal Combustor™ units in Cologna Veneta, Italy, we will have access to a commercial operating facility to use for marketing, testing and additional research and development efforts. Our current year mission is to contract and initiate implementation as a partner or joint venture member, commercial operations utilizing our Thermal Combustor™ technology.

At the same time, we are developing the infrastructure and business development activities to secure energy infrastructure and small power plant opportunities that utilize our Thermal Combustor™ technology. Additionally, we will seek project funding that will be based on the size, configuration and business structure of the project. We anticipate that the timeframe from identification of a project to completion will be 12 to 24 months, provided we obtain the requisite project financing.

We also plan to improve operations at our tire fuel processing facility in Hutchins, Texas during 2005. The tire fuel processing facility is currently the only storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. If we successfully obtain funding for our planned capital improvements and once these capital improvements are in place, the facility will be able to increase the number of waste tires it accepts, increasing tipping fee revenue, and increasing revenue from the sale of tire shreds it produces. The tire fuel processing facility’s ability to increase revenue and generate operating cash flows has been hindered by the general poor quality of the existing equipment, which requires constant repair and maintenance due to the age of the equipment and the resulting low pricing on tire shreds it produces. The addition of new equipment combined with existing equipment and certain facility improvements provides an opportunity to sign new contracts for the acceptance and disposal of waste tires. The new contracts are expected to increase the tipping fee revenues.  We believe that the new equipment would improve the quality of the tire shreds, which would result in higher pricing for the tire shreds.  Furthermore, we believe that facility improvement would allow us to increase the volume of the tire shreds produced.

Operating results 2004 compared to 2003

For the year ended December 31, 2004 revenue increased from $8,424,741 in 2003, to $14,036,793 in 2004, an increase of $5,612,052 due to the inclusion of a full year of operations of the Keyes helium plant, the Sturgis gas plant and the Keyes gathering system which were acquired on April 3, 2003 and were consolidated for nine months in our total revenues and expenses for the year ended December 31, 2003.  Revenues from the helium and gas processing operations were $13,475,220 for the year ended 2004, an increase of $5,623,689 over $7,851,531 for the year ended 2003, due primarily to the inclusion of a full year’s operations of the Keyes helium and gas plant and gathering system, approximately $1,986,000 on a pro forma basis. In addition, sales of gas and natural gas liquids increased by approximately $2,154,000, sales of helium increased approximately $1,868,000 and gathering and other fees increased approximately $1,013,000 due to increased volume processed and market prices for gas and natural gas liquids which are sold on a month to month contract basis. Revenues from tire fuel processing operations were $561,573 for 2004, a slight decrease of $11,637 from $573,210 for 2003.

Gross profit increased by $1,328,421 to $1,901,321 for the year ended December 31, 2004 from $572,900 for the year ended December 31, 2003. Gross margin increased to 13.5% for the year ended December 31, 2004 compared to 7% for the year ended December 31, 2003. Gross profit increased in our helium and gas processing operations by approximately $1,364,000 offset by a decrease in gross profit from the tire fuel processing operation of approximately $36,000.  The increase in gross profit is due primarily to inclusion of the helium and gas processing operations for the entire year ended December 31, 2004 compared to nine months during the year ended December 31, 2003, approximately $155,000 on a pro forma basis, increased gross profit on gas and natural gas liquid revenue due to increases in market pricing for those products, and increased volumes through our gas gathering process which increased those revenue at nominal incremental cost. On January 9, 2004 we entered into a contract with Nexus Energy Company to receive additional gas through our existing pipeline for processing at our facilities and extraction of  helium and natural gas liquids from this new gas stream. In addition, we spent approximately $870,000 on equipment upgrades in the first quarter of 2004 to enable us to increase gas volumes and production at the processing plant which began in the second quarter of 2004. During 2004, the helium and gas processing operating gross margin improved to 16.4% from 11% during 2003, offset by a negative margin from tire fuel processing operations of 55.3% for 2004 compared to a negative 48% margin for 2003. The negative gross margin generated at the tire fuel processing operations is primarily due to the use of our older equipment, which produces approximately one third the volume of finished product produced by new equipment and at a lower quality. The combination of low volumes and low quality product result in our negative gross margins for our tire fuel processing operation. Both businesses have plans to improve gross margins in 2005.

Total selling, general and administrative expenses decreased $2,693,849 or 50.3% to $2,661,531 for the year ended December 31, 2004 from $5,355,380 for the year ended December 31, 2003. The decrease is due primarily to reductions in payroll and payroll related expense and professional service compensation of approximately $2,233,000. During 2003, non-cash employee and professional service compensation was $2,973,745, none of which was incurred during 2004. The 2003 non-cash expense included $1,472,495 of employee compensation expenses which represents the fair market value of stock issued in payment of accrued compensation in excess of compensation expense recorded in prior years. See Note 9 to our financial statements for a complete description of stock issued for compensation. The remainder of the non-cash expenses includes $356,250 for employee severance and $1,145,000 for marketing, legal and professional services.

During the year ended December 31, 2004, management determined that the net realizable value of the tire shred inventory was nominal and wrote down the inventory by $274,000. In addition, during the fourth quarter of 2004, management assessed the collectability of the contract price for two Thermal Combustors™ we are starting up and testing in Cologna Veneta, Italy, which are included as work in progress inventory, resulting in a reduction in the carrying value of that inventory by $2,321,213 which is included in research and development expense.  After this reduction, the Thermal Combustors™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Combustors™ do not produce the volume of steam specified in the contract.

During the quarter ended June 30, 2004, management changes prompted a review and update of the expected cash flows on long lived assets.  Based on this review, operating costs were higher than previously estimated, and an impairment of $1,403,046 was recognized on the assets at the tire fuel processing facility in Hutchins, Texas. We discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount.

We paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC, an entity controlled by our former chief executive officer, Stan Abrams, during 2003 and 2004, which were recorded as related party receivables. During 2004, we wrote off $264,587 due from Ripetouch and $11,438 due from Stan Abrams, as collection was determined to be uncertain. See Note 10 to our financial statements for further discussions of these related party transactions.

Financing expense in 2003 included $42,500,000 related to the conversion of $10 million of debt into stock. The difference between the fair market value of the stock issued and the carrying value of the debt was recorded as a non-cash financing expense. The remaining finance expense in 2003 was a $175,500 non-cash write off of stock subscriptions receivable.  We incurred no financing expenses during 2004.

Interest expense decreased by $457,712 from $1,021,773 for the year ended December 31, 2003 to $564,061 for the year ended December 31, 2004 resulting primarily from a $10 million conversion of indebtedness to Richard Strain into equity.

Liquidity and Capital Resources

As of December 31, 2004 Nathaniel Energy owed $462,800 to financial institutions under installment notes with a blended interest rate of 6.38%, which were secured by equipment. The remaining $9,694,062 in total debt consists of $8,892,151 in secured loans from Richard Strain with an average interest rate of 5.94%, which are described in more detail below, unsecured notes due a vendor for services they provided us building and installing our Thermal Combustors ™ in Italy of $759,577 with an interest rate of 6.5% and two unsecured notes to unaffiliated third parties of $42,333 with interest rates of 15%.

Effective October 3, 2003, Richard Strain converted an aggregate of $10,000,000 of debt into 50,000,000 shares of common stock. 30,000,000 shares were issued and an irrevocable right to the other 20,000,000 shares was granted, to Mr. Strain’s designee NEC Energy, LLC.

In September and October of 2003, the same investor advanced an additional $2,000,000 to the company.  This debt bears interest at the rate of 3.33% per year. Principal plus interest is payable in four quarterly payments of $540,000 each on October 1, 2005 and January 1, April 1 and July 1 2006. In March 2004 Richard Strain loaned Nathaniel Energy an additional $2,000,000. The loan bears interest at the rate of 3.49% per year. Principal plus interest is payable in four quarterly payments of $540,000 each on October 1, 2005, January 1, April 1, and July 1, 2006.

Other debt financing due this investor of $4,892,151 as of December 31, 2004 bears interest at 8% per year. No payments will be due until March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009. This debt originally totaled $4,097,215. During 2003 $794,936 of accrued interest was added to the principal indebtedness. Also during 2003 the same investor forgave $488,294 accrued interest which was credited to additional paid-in capital.

All the indebtedness to Richard Strain is secured by a first lien on the assets of Nathaniel and its subsidiaries.

As of December 31, 2004, we have negative working capital of $2,078,217. The primary reason for our negative working capital balance are principal and interest payments due in October 2005 to our major creditor and one of our largest beneficial stockholders, Richard Strain. The principal payments due in October are reflected in our balance sheet as notes payable to a stockholder currently payable of $1,080,000. In addition, included in accrued interest is $627,823 on outstanding loans from Mr. Strain. On April 14, 2005, Mr. Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us so that no payments will be required during our fiscal year ending 2005. The terms and conditions of the debt restructuring have not yet been completed; however, we believe these terms and conditions will be favorable to us.

We have excluded from current assets our restricted cash balance of $237,000. The restricted cash balance was set aside by our board of directors during our fiscal year 2003 for the purpose of funding the construction of two Thermal Combustors™ in Cologna Veneta, Italy and to provide marketing and communication funds. We are in the start up and testing phase for the Thermal Combustors ™ in Italy and do not expect to incur any additional significant expenses for which we are not reimbursed. In addition, we have no future plans to spend funds on marketing and communication from this restricted cash balance. During 2005, the restrictions on this cash balance will be removed.

For the year ended December 31, 2004, our tire fuel processing operation in Hutchins, Texas generated a cash operating loss of approximately $325,000, which were funded by increasing our current liabilities, primarily accounts payable and accrued expenses. Our negative working capital includes this cash operating loss. We plan to obtain funding for the purchase of new equipment and make facility improvements at our tire fuel processing operation. The addition of new equipment, combined with existing equipment and certain facility improvements provides an opportunity for tire fuel processing to sign new contracts for the acceptance and disposal of waste tires. We believe the new contracts will increase the tipping fee revenues and the resulting delivery of tire shreds that are used as fuel, with improved pricing on that fuel due to the higher quality of tire shreds produced from the new equipment. Although we cannot assure that we will be able to obtain the funding required or that expected increases in revenue and operating profits will be realized in 2005, we believe we will be able to eliminate cash operating losses by the third quarter of 2005 should we be successful in obtaining the necessary funding and making the planned capital improvements during the second quarter of 2005.

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Year Ended December 31,
		2004
Operating activities		$(1,367,253)		$2003 (2,816,456)
Investing activities		(1,208,927)		(9,702,261)
Financing activities		2,639,549		12,821,442
Net effect on cash	$	$ 63,369	$	$ 302,725

For the period ended December 31, 2004, net cash used in operating activities of $1,367,253 is primarily due to a cash loss for the year of $2,821,330, an increase in inventory of $655,854 due primarily to costs incurred relative to the delivery of two Thermal Combustors™ in Italy, increase in accounts receivable of $379,674 in the helium and gas processing operations offset by a decrease in our restricted cash of $662,300 and an increase in our accounts payable and accrued expenses of $1,775,702. The cash loss of $2,821,330 represents our net loss of $5,656,344 reduced by non cash expenses of $2,835,014, which include depreciation and amortization, loss on related party receivable, write down of inventory, impairment of assets, and other net non-cash expenses. Net cash used in investing activities of $1,208,927 consists of equipment purchases primarily for our helium and gas processing operations and our investment in technical documentation, drawings and design engineering of our Thermal Combustor™. Net cash provided by financing activities of $2,639,549 is primarily due to issuance of a note payable due Richard Strain for $2,000,000 and issuance of notes payable to a vendor for services provided on the Thermal Combustor™ project in Italy in the aggregate amount of $786,916 offset by payments on debt principal of $169,160.

For the period ended December 31, 2003, the net cash used in operating activities is due to a cash loss for the year of $2,111,805 and an increase in operating assets of $725,265 offset by an increase in accounts payable and accrued expenses of $973,791. The $2,111,805 cash loss equals the $48,514,269 GAAP net loss less non-cash charges of $46,402,464. Non cash charges of $46,402,464 include depreciation and amortization, stock issued for services, stock issued to convert debt, minority interest, and subscription receivable write off. The net cash used in investing activities of $9,702,261 is primarily the result of the acquisition of the Keyes helium plant, the Sturgis gas plant and Keyes gathering system assets of $9,357,215 ($9,947,215 less cash acquired $590,000). The net cash provided by financing activities of $12,821,442 is due to $13,021,043 issuance of debt, offset by payments on debt principal of $199,601.

During the third quarter of 2003, certain employees who are officers, directors and stockholders waived accrued compensation aggregating $1,088,459. The remaining accrued compensation due them and other employees totaled approximately $1.4 million was paid out in cash of $340,000 and by the issuance of an aggregate of 1,256,750 shares of common stock.

We had cash of $568,151 at December 31, 2004 which will be used to fund our operations, pay current debts and partially fund completion of our Thermal Combustor™ project in Italy.

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

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment is recorded at its original cost of construction or, upon acquisition, the fair value of the assets acquired. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Depreciation is provided for using the straight-line method. Significant assumptions and judgment is used to determine which improvement, replacement or indirect costs are capitalized. Significant assumptions and judgment is necessary to determine what useful life is appropriate for each asset, particularly for machinery and equipment which useful life can range from five to twenty years.

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

Impact from Recent Accounting Pronouncements

We do not expect the adoption of recent accounting pronouncements will have a significant effect on our financial statement presentation or disclosures. See "Recent Accounting Pronouncements" in Note 1 to the financial statements.

Other Considerations

We are subject to many risk factors detailed below and elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of Nathaniel Energy's business.

Our business model depends on obtaining several million dollars in funding.

We will require several million dollars in capital investments to further develop our Thermal Combustor™ business, which is the business segment on which we plan to focus. Capital investments could be in the form of debt, equity, government grants or guaranteed loans. There can be no assurance that we will obtain the funding needed to develop this third business segment, or that funds raised for a particular project will be sufficient to complete the project.

Revenue and gross margin growth is dependent on successful equipment maintenance, repair and upgrades.

Future revenue and gross margin increases are dependent on continuous equipment maintenance, repairs and upgrades.  Significant upgrades were completed to our helium and gas processing operations in the first quarter of 2004. We anticipate receiving new gas production, requiring processing over the next several months. There can be no assurance that future upgrades will meet our expectations to provide the capacity to process higher volumes of gas or that we will receive the new gas production as anticipated.

Our 2005 business plan contemplates improving our tire processing operations based on new equipment, the repair of existing equipment and planned facility improvements. New equipment purchases, repair of existing equipment  and planned facility improvements will require additional funding, however, there is no assurance that we will be successful in obtaining such funding.

Results of operations are dependent upon our contractual arrangements.

Although we have long term contracts in place for delivery of crude helium gas, current markets for helium and natural gas liquids may create opportunities for other participants which are better capitalized than we are and these participants may attempt to interfere with our existing contracts. Such interference may require litigation to resolve, which could negatively impact our results of operations.

We depend on a small number of large customers and suppliers.

Our top three customers accounted for 74% of 2004 revenue and this percentage dependency is likely to rise in 2005. Although we believe we could replace these customers if lost, if we do not maintain positive relationships with these customers, these customers change their business strategy, or their financial position deteriorates, our revenue and operating results could be materially and negatively impacted.

If we lose any of our major suppliers we could suffer a material disruption to our natural gas and crude helium business which could have a material adverse affect on our business and prospects.

If we fail to satisfy customer expectations, existing and continuing business could be adversely affected.

If we fail to satisfy customer expectations, our reputation and ability to retain existing customers and attract new customers may be damaged. In addition, if we fail to perform adequately on projects, we could be liable to customers for breach of contract and could incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, the business results could suffer.

If we fail to successfully use patented technology in commercialized applications, our business may not become profitable.

If we fail to identify the latest alternative energy solutions or fail to successfully apply the technology to customer demand, our reputation and ability to compete for customers and the best employees could suffer. If we cannot compete successfully for projects and project funding, revenues may not grow.

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

During the regular course of business we must adjust our business plan giving consideration to our own research, experience, technology evolution and market demand. Accepting unforeseen business opportunities may also result in a business model change. We cannot guarantee that any business model or adjustment in business plan will become successful or be more successful than its current business model. A shift in our business model may result in the use of other technologies. Other technologies may in the future prove to be more efficient and/or economical to us than our current technology. We cannot guarantee that any change in technology will become successful or be more successful than its current technology.

Public company legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause expenses to increase.

We became a reporting company under the Securities and Exchange Act of 1934 in early 2003. The company will be subject to additional reporting and governance requirements if it applies and is accepted for listing on a national stock exchange or the NASDAQ system. We are committed to full regulatory compliance and high standards of corporate governance and expect legal accounting and professional fees to increase in 2005. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

One stockholder beneficially could own over 50% of outstanding shares and control a vote of stockholders.

One stockholder, NEC Energy, LLC, an affiliate of Richard Strain and Corey Morrison, will beneficially own over 50% of outstanding shares if and when it is issued an additional 20,000,000 to which it is entitled under a stock conversion agreement which is described under the heading “Change in Control” in the Description of Business of this report.  This is percentage is based on a Schedule 13D filed by that stockholder with the SEC. Accordingly, when those shares are issued that shareholder has the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.  The Company is currently taking steps to authorize a sufficient number of shares of common stock to enable it to issue the additional 20,000,000 shares to which NEC Energy is entitled but it cannot predict when this will be accomplished.

Item 7. Financial Statements

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

In March, 2003 and in January 2004, we changed accountants, as reported on a Current Report on Form 8-K report dated March 11, 2003, and as reported on a Current Report on Form 8-K for an event dated January 12, 2004.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004, (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.

PART III

Item 9. Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 10. Executive Compensation.

Information called for by Item 10 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 11 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 12. Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 13. Exhibits List and Reports on Form 8-K

(a) Exhibits.
2.1	Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2	Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation*
2.3	Purchase and Sale Agreement, dated as of April 3, 2003, by and between CIG Resources Company and Nathaniel Energy Oklahoma Holdings Corporation**
3(i).1	Certificate of Incorporation*
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*
3(ii).1	Amended and Restated By-Laws**
10.1	Employment Agreement, dated August 15, 2001, by and between Nathaniel Energy Corporation and Stan Abrams**
10.2	Acknowledgment letter of Stan Abrams, dated September 22, 2003 relating to a reduction of accrued salary**
10.3	Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Stan Abrams relating to issuance of shares for accrued salary**
10.4	Employment Agreement, dated February 1, 2000 by and between Nathaniel Energy Corporation and Russell Eugene Bailey**
10.5	Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Russell "Gene" Bailey relating to the issuance of shares for accrued salary**
10.6	Employment Agreement, dated February 1, 2000 by and between Nathaniel Energy Corporation and Brian G. Culvey**
10.7	Agreement, dated October 30, 2003 by and between Nathaniel Energy Corporation and Brian Culvey relating to the issuance of shares for accrued salary**
10.8	Consulting Agreement, dated March 1, 2002, as supplemented as of June 7, 2002, by and between Nathaniel Energy Corporation and Alternate Energy, LLC**
10.9	Amended and Restated Patent Assignment Agreement, dated September 30 2003 but effective as of July 7, 1998 between Stan Abrams and Brett Abrams and Nathaniel Energy Corporation**
10.10	Conversion Agreement, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain**
10.11	Loan Agreement, dated October 3, 2003 between Richard Strain and Nathaniel Energy Corporation*
10.12	Promissory Note, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain**
10.13	Promissory Note II, dated March 16, 2004 between Nathaniel Energy Corporation and Richard Strain ***
10.14	Loan Agreement II, dated March 16, 2004 between Nathaniel Energy Corporation and Richard Strain ***
10.15	Compression Facility Agreement, dated January 9, 2004 between Nathaniel Energy Corporation and Nexus Energy Company***
10.16	Contract for Sale and Purchase of Liquid Helium between Keyes Helium Company, LLC and Air Products Helium, Inc., amended and restated as of January 1, 1999 (the “Liquid Helium Agreement”)****
10.17	Amendment No. 1 to the Liquid Helium Agreement dated as of January 30, 2004 ****
10.18	Agreement dated as of June 25, 2004 between Stan Abrams and Nathaniel Energy *****
10.19

Agreement dated July 16, 2004 among EcoIdea S.r.l., Electronic Solar S.r.l., European Waste Solutions, Ltd., L&R Energy Company, LLC and Nathaniel Energy Corporation (the “Italy Project Parties”) *****

10.20	Agreement dated as of July 16th, 2004 between Nathaniel Energy Corporation and L&R Energy Corporation, LLC. *****
10.21	Agreement dated August 25, 2004 amending an agreement dated July 16, 2004 on the Italy Project Parties. ******
10.22	Contract dated January 12, 2005, among the Italy Project Parties
10.23	Contract dated February 22, 2005, among the Italy Project Parties
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)**
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior)(effective March 8, 2004)**
21.	Subsidiaries
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein  by reference.

**Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

***  Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2004 and incorporated herein by reference.

****  Denotes documents filed as an exhibit to our Amended Annual Report on Form 10-KSB/A Amendment No. 1 for the year ended December 31, 2003 and incorporated herein by reference.  Such document contains confidential material omitted and filed separately with the Securities and Exchange Commission.  Brackets surrounding asterisks in this document denote the omission.

***** Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

****** Denotes documents filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

(b) Reports on Form 8-K:

In the last quarter of 2004 Nathaniel Energy filed the following Current Reports on Form 8-K:

Date of Earliest Event Reported	Item Reported
November 2, 2004	8.01

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal years ended December 31, 2004 and 2003 by Comiskey & Company, P.C., our principal accountants in 2004 and 2003, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $23,572 and $25,790 respectively.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2004 and 2003 for any assurance and related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2004 and 2003.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2004 and 2003 respectively.

NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE

FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                                                                              COMISKEY & COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nathaniel Energy Corporation

Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Nathaniel Energy Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathaniel Energy Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations, cash flows, and changes in stockholders’ equity (deficit) for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has an informal agreement with its major stockholder to restructure debt.

March 3, 2005

Denver, Colorado

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants

789 Sherman Street, Suite 440, Denver,  CO 80203

(303) 830-2255 Fax (303) 830-0876 info@comiskey.com www.comiskey.com

Nathaniel Energy Corporation

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$ 568,151	$ 504,782
Accounts receivable	1,340,229	960,555
Inventory	1,019,028	637,174
Prepaid expenses	136,022	130,669
Advances receivable	529 __________	30,718 __________
Total current assets	3,063,959	2,263,898
Property, plant and equipment, net of accumulated depreciation	10,304,828	11,662,969
Intangible assets, net	597,014	382,267
Restricted cash	237,000	899,300
Related party receivables	--	345,959
Deposits	85,477	50,000
Total Assets	$ 14,288,278	$ 15,604,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 2,686,524	$ 1,689,072
Accrued compensation and payroll liabilities	97,300	109,365
Accrued interest	640,033	141,402
Accrued property tax	37,080	38,331
Accrued income tax	23,584	--
Other accrued expenses	41,520	25,018
Notes payable, current portion	536,135	406,644
Notes payable - stockholder, current portion	1,080,000	--
Total current liabilities	5,142,176	2,409,532
Long-term debt	728,571	230,989
Long-term debt, stockholder	7,812,151	6,892,151
Total liabilities	13,682,898	9,532,672
Minority interest	54,626	34,139
Stockholders' equity:	--	--

  Preferred stock, 2,000,000 shares of $.001 par value

          authorized, none issued or outstanding

Common stock, 75,000,000 shares of $.001 par value

   authorized, 70,198,263 shares and 69,719,414 shares

 issued and outstanding at December 31, 2004 and 2003

	-- 70,198	-- 69,719
Common stock to be issued	20,318	20,285
Additional paid-in capital	64,851,656	64,682,652
Accumulated deficit	(64,391,418)	(58,735,074)
Total stockholders' equity	550,754	6,037,582
Total Liabilities and Stockholders' Equity	$ 14,288,278	$ 15,604,393

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2004	December 31, 2003
Revenue	$ 14,036,793	$ 8,424,741
Cost of revenue	12,135,472	7,851,841
Gross profit	1,901,321	572,900
Selling, general and administrative expenses	2,661,531	5,355,380
Research and development expense	2,389,942	37,409
Write down of inventory	274,000	--
Impairment of assets	1,403,046	--
Total operating expenses	6,728,519	5,392,789
Loss from operations	(4,827,198)	(4,819,889)
Other income (expense)
Partnership income	--	20,733
Loss on disposal of equipment	(16,794)	(13,207)
Interest expense	(564,061)	(1,021,773)
Write off of related party receivable	(276,025)	--
Financing costs	--	(42,675,500)
Investment income	--	1,109
Other income	71,805	2,039
Loss before income taxes and minority interest	(5,612,273)	(48,506,488)
Income tax expense	(23,584)	--
Loss before minority interest	(5,635,857)	(48,506,488)
Minority interest	(20,487)	(7,781)
Net loss	$ (5,656,344)	$ (48,514,269)
Loss per share, basic and diluted	$ (0.08)	$ (1.06)
Weighted average common shares outstanding	69,950,156	45,913,555

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statement of Stockholders' Equity (Deficit)

	Shares	Amount	Additional Paid-In Capital	Shares to be Issued		Subscription Receivable	Accumulated Deficit	Stockholder Equity (Deficit)
				Shares	Amount
Balance, December 31, 2002	36,912,664	$ 36,913	$ 6,682,704	--	$	$ (175,500)	$ (10,220,805)	$ (3,676,688)
Issued for MNS	50,000	50	--	--	--	--	--	50
Issued for services	1,500,000	1,500	1,293,500			--	--	1,295,000
Forgiveness of accrued compensation payable to stockholders	--	--	1,088,459	--	--	--	--	1,088,459
Debt conversion	30,000,000	30,000	52,450,000	20,000,000	20,000	--	--	52,500,000
Interest forgiven by stockholder	--	--	488,294	--	--	--	--	488,294
Issued for accrued Compensation	1,256,750	1,256	2,679,695	285,000	285	--	--	2,681,236
Write off of Subscription Receivable	--	--	--	--	--	175,500	--	175,500
Net loss	--	--	--			--	(48,514,269)	(48,514,269)
Balance, December 31, 2003	69,719,414	69,719	64,682,652	20,285,000	20,285	--	(58,735,074)	6,037,582
Cancellation of shares	(50,484)	(50)	(38,467)	--	--	--	--	(38,517)
Debt conversion	529,333	529	195,504	--	--	--	--	196,033
Issued for interest	--	--	11,967	33,000	33	--	--	12,000
Net loss	--	--	--			--	(5,656,344)	(5,656,344)
	__________	__________	__________	__________	__________	__________	__________	__________
Balance, December 31, 2004	70,198,263	$ 70,198	$ 64,851,656	20,318,000	$ 20,318	$ --	$ (64,391,418)	$ 550,754

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities: Net loss	$ (5,656,344)	$ (48,514,269)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	922,462	745,438
Loss on related party receivable	276,025	--
Write down of inventory	274,000	--
Impairment of assets	1,403,046	--
Stock issued for services	--	2,973,745
Minority interest	20,487	7,781
Stock issued to settle debt	--	42,500,000
Loss on disposition of equipment	16,794	--
Non-cash settlement of debt	(77,800)	--
Subscription receivable write off	--	175,500
Changes in operating assets and liabilities: (Increase) decrease in: Inventory	(655,854)	(127,757)
Accounts receivable	(379,674)	(411,259)
Prepaid expenses	(5,353)	(61,955)
Other receivable	30,189	(5,168)
Restricted cash	662,300	(899,300)
Related party receivable	19,450	(119,126)
Other assets	7,317	(53,877)
Increase in: Accounts payable and accrued expenses	1,775,702	973,791
Net cash used in operating activities	(1,367,253)	(2,816,456)
Cash flows from investing activities: Cash acquired in acquisition	--	590,000
Equipment and intangible asset purchases	(1,208,927)	(588,341)
Acquisition of assets	--	(9,703,920)
Net cash used in investing activities	(1,208,927)	(9,702,261)
Cash flows from financing activities: Payments on debt	(169,160)	(199,601)
Proceeds from issuance of notes and loans	2,808,709	13,021,043
Net cash provided by financing activities	2,639,549	12,821,442
Net increase in cash	63,369	302,725
Cash and cash equivalents, beginning of year	504,782	202,057
Cash and cash equivalents, end of year	$ 568,151	$ 504,782
Cash paid for interest	$ 53,430	$ 93,704
Cash paid for income taxes	$ --	$ --
Non cash financing activity Issuance of stock to settle debt	$ 220,000	$ 10,000,000
Equipment purchased with debt	$ 25,741	$ --
Forgiveness of accrued interest and compensation	$ --	$ 1,576,753

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Notes to Financial Statements

For the years ended December 31, 2004 and 2003

1. Significant Accounting Policies and Nature of Operations

Description of Business

Nathaniel Energy Corporation (the "Company") is a renewable energy company that provides industry with an alternative energy equal to that of fossil fuels. Its proprietary patented technology, the Thermal Combustor™, is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid hydrocarbon-based materials into inexpensive electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations. The Company focuses its patented technology in three main areas: licensing, creating energy infrastructures and building and operating small power plants. The Company intends to license the Thermal Combustor™ technology to qualified companies, joint venture partners, and distributorships.

The Company has been in the fuel processing business, including used tire recycling and collection services, since 1997. In two transactions, on August 26, 2002 and April 3, 2003, the Company acquired a minority and then the remaining interest in a helium and gas processing facility in Keyes, Oklahoma. 49% of the interest in the Keyes helium operation was issued to an outside investor who had provided funding for the acquisition. See Note 4 "Acquisition; Minority Interest". In addition to the fuel processing and helium and gas processing operations, the Company is engaged in the development of alternative energy conversion processes and related technologies using its patented Thermal Combustor™ technology. Nathaniel Energy's short term objective is to complete the start up and testing of a commercial scale waste-to-energy facility in Cologna Veneta, Italy and use that facility as a marketing site to demonstrate the technology’s operating capabilities and generate additional contracts for development of waste-to-energy facilities.

Business Segments

The Company operates three separate segments which are presently conducted in three separate facilities:

- tire fuel processing operation in Hutchins, Texas,

- natural gas processing, gas liquids and helium production in Keyes, Oklahoma and

- alternative energy engineering and corporate offices in Englewood, Colorado.

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

Inventory

Tire shred inventory is valued at its cost to produce using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The tire shred inventory value at December 31, 2004 is zero. The gas processing facility has helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the first-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM. The BLM fees are expensed as incurred. We are also building two Thermal Combustors™ in Italy, under a contract for resale, which have been completed and are in the operating start up phase. The Thermal Combustors™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Combustors™ do not produce the volume of steam specified in the contract. We are reimbursed for our out of pocket expenses incurred during this start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue.

                The components of inventory are as follows:

Helium inventory, valued by first-in, first-out method Construction in progress, valued by first-in, first-out method	$ 337,905 681,123 $ 1,019,028

Research and Development

Research and development expenses, all of which relate directly to the design and development of our Thermal Combustor™ technology, are expensed as incurred.  For the years ended December 31, 2004 and 2003, we incurred $2,389,942 and $37,409 for outside resources for research and development expense.

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

Long Lived Assets

In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The impairment review performed for fiscal year 2004 indicated an impairment of long-lived assets at the Hutchins, TX tire processing facility.  At the time of the impairment review, net realizable value for these assets was determined to be $300,000, resulting in a net impairment adjustment of $1,403,046. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

Revenue Recognition

The Company's tire fuel processing facility recognizes revenue in several ways. First when tires are accepted at the facility ("tipping fees") and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds. Sales returns are booked based on the Company's historical experience.

The Company's helium, liquid gas and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and its wholesale gas customers. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a contract for the helium processed. The natural gas liquids processed are currently sold as produced under a month to month contract.

We recognize revenue from the sale of our Thermal Combustors™ upon completion, delivery and acceptance by the customer, using the completed contract method of accounting.

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $155,174 and $57,171 at December 31, 2004 and 2003, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from three to ten years. Intangible assets consist of patents, capitalized web site costs, contracts acquired, and engineering drawings, designs and manuals for our Thermal Combustor™ technology.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets , during fiscal year 2002.  The Company has no recorded goodwill at December 31, 2004 and 2003.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2003 and 2004 to be capitalized and deferred to future periods.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25,  "Accounting for Stock Issued to Employees," and complies with  the  disclosure   provisions  of  SFAS  No.  123,  "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,  "Accounting for Stock-Based Compensation Transactions and Disclosure--an amendment of SFAS No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.  No stock options were issued during 2004 or 2003.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

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

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term note and interest receivable from officers and related parties does not significantly differ from cost at December 31, 2004 and 2003.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of ARB No.43, Chapter 4."  This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception  for  nonmonetary  exchanges  of  similar  productive  assets and replaces it with a general  exception for exchanges of  nonmonetary  assets that  do  not  have  commercial  substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  For the Company, SFAS 123R is effective for periods beginning after December 15, 2005.   Early application of SFAS 123R is encouraged, but not required.  We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement.  Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date.  Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

We are evaluating the impact of adopting SFAS 123R and expect that we will not record substantial non-cash stock compensation expenses.  The adoption of SFAS 123R is not expected to have a significant effect on our financial condition, results of operations, and cash flows.  The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.

2. Material Subsequent Events and Contingencies

Effective January 12, 2005 the Company, EcoIdea s.r.l., Electronic Solar s.r.l., European Waste Solutions, Ltd. and L&R Energy Company, LLC entered into a contract which amended and supplemented the Company’s July 16, 2004 agreement relating to the supply of two MFC 1800 BHP Thermal Combustors™ for a refuse-derived fuel project in Cologna Veneta, Italy. Under the amended contract the original $3,000,000 contract amount payable to Nathaniel was reduced by $900,000 to cover costs borne by Ecoldea s.r.l. in the project for implementation of modifications relating to the Thermal Combustors™ that were agreed to by the Company. An advance payment of $300,000 of the contract price was paid to the Company at the time the agreement was signed. In addition, $750,000 of the contract price was to have been paid within three days of a positive outcome for the acceptance test of the first Thermal Combustor™. The amended contract specified a date for completion and testing of the first Thermal Combustor™ of January 31, 2005. The remaining $1,050,000 of the contract price was to have been paid within three days of a positive outcome of the acceptance test of the second Thermal Combustor™. The amended contract specified a date for completion and testing of the second Thermal Combustor™ of February 28, 2005. These completion dates were subject to an extension of time if conditions necessary to our performance were not fulfilled by the other parties to the contract. The Company also was to be reimbursed approximately $275,000 for shipping and handling costs on the date of a positive outcome of the acceptance test of the second Thermal Combustor™. In addition, Nathaniel was to have been paid an additional $80,000 for costs relating to assistance in the start up of the Thermal Combustors™ by certain of the parties within 30 days of the signing of the contract. The specifications for gasification which have to be met to deem the testing of the Thermal Combustors™ successful and the quality and grade of fuel which must be used to operate the Thermal Combustors™, were set forth. The contract price may be reduced by up to $649,000 if the steam output are from five to eleven percent lower than the testing specifications. The reductions to the purchase price will be in increments of $11,000 for each one tenth of one percent between five percent and the eleven percent deficiency threshold. The Company is acknowledged to be the owner of all intellectual property and any changes or upgrades to the intellectual property relating to the Thermal Combustors™ and grants a non transferable, royalty free perpetual license to the Company’s intellectual property to operate and maintain the power plant. The Company will be allowed access to the power plant to observe the Thermal Combustors™ and for marketing and research purposes.

Effective February 22, 2005, the parties entered into an amendment to the January 12, 2005 agreement.  Under the amendment, the date upon which the first and second Thermal Combustors™ must be completed and tested was extended from January 31, 2005 and February 28, 2005, respectively, to June 30, 2005, subject to an extension of time if conditions necessary to the Company’s performance are not fulfilled by the other parties to the contract. Upon the signing of the February 22, 2005 amendment, the Company was paid $50,000.  The Company was to have been paid an additional $250,000 on March 15, 2005.  This amount remains unpaid.  Both these payments are advances on the contract price.

The provisions in the contract relating to reductions in the contract price due to insufficient energy output were revised in the February 22, 2005 contract.  In addition to the $649,000 reduction in the contract purchase price set forth in the January 12, 2005 contract amendment the contract price may be further reduced by up to an additional $1,233,350 if the steam output is more than 15% lower than the guaranteed output. The reductions to the purchase price will be in increments of $14,510 for each one percent deficiency below the 15% deficiency threshold. The Company will be paid $40,000 per month to provide technical assistance for the final start up and testing of the Thermal Combustors™. The remaining terms of the January 12, 2005 agreement continue in effect.

On April 12, 2005 the Company terminated its October 1, 2004 Consulting Agreement with CJM Group, Inc. and its relationship with Strong Wilken, Inc.  See also Note 10.

On April 14, 2005, Mr. Strain and the Company agreed to restructure loans due Mr. Strain in the total amount of $4,000,000 which were made during September and October 2003 in the amounts of $1,000,000 each and March 2004 in the amount of $2,000,000. These loans, without restructuring the payment terms, are payable in four quarterly principal and interest payments of $1,080,000 each on October 1, 2005 and January 1, April 1st and July 1st 2006.  The specific terms and conditions of the restructuring have not been agreed at this time, however, Mr. Strain has consented to extend the date of the first and subsequent principal and interest payments beyond January 1, 2006. The Company expects the restructured payment terms will represent obligations that the Company will be able to satisfy from future operating and financing cash flows.  See also Note 10.

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

4. Acquisition; Minority Interest

On April 3, 2003 the Company completed the acquisition of the remaining 81.45% Keyes Helium Company, LLC ("Keyes Helium") from Colorado Interstate Gas/El Paso ("CIG") through its subsidiary Nathaniel Energy Oklahoma Holdings Corporation ("NEC OK"). The Company purchased its initial 18.55% interest in Keyes Helium Company on August 26, 2002 which is discussed in more detail below in this Note 4. On April 3, 2003 we also acquired the Keyes gathering system and Sturgis gas plant and compressor station. These facilities are located on a 15 acre site in Keyes, Oklahoma. These facilities receive and process natural gas, remove liquid gases and helium and then send the natural gas into a natural gas pipeline. The Company transferred 49% of the ownership of NEC OK to a principal investor in consideration of an aggregate of $11,997,476 of debt financing to effectuate the acquisition. Accordingly, the Company's interest in Keyes Helium Company and the helium operations is through a 51% ownership of NEC OK that owns 100% of Keyes Helium Company.

The following table represents unaudited pro forma income statement for the year ended December 31, 2003  including the operations of the 2003 acquisitions, as if the acquisitions were owned for the entire period shown.

For the year ended December 31, 2003
Revenue	$ 9,837,741
Net income (loss)	$ (48,295,269)
Loss per share	$ (1.05)

The 2003 acquisitions were accounted for as a purchase with an aggregate purchase price of $9,947,215. The acquisitions were funded with cash provided by the issuance of debt by a related party investor, Richard Strain. The purchase price has been allocated as follows:

Cash	$ 590,000
Receivables	545,000
Inventory	261,000
Property and Equipment	8,746,571
Intangible assets	246,644
Other assets	65,000
Payables	(507,000)
Total	$ 9,947,215

5. Property, Plant and Equipment

Following is a summary of property, plant and equipment at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
Machinery and equipment	$ 8,283,493	$ 8,915,532
Pipeline	2,784,743	2,755,488
Buildings	15,607	100,000
Vehicles	78,081	251,115
Land	51,085	290,000
Furniture, fixtures and equipment	150,951	131,540
Improvements	68,434	200,070
	11,432,394	12,643,745
Less accumulated depreciation	(1,127,566)	(980,776)
Net book value	$ 10,304,828	$ 11,662,969

Depreciation expense recorded in the financial statements was $824,459 and $688,267 for the year ended December 31, 2004 and 2003, respectively.

6. Notes Payable

(a) At December 31, 2004 and 2003, we are obligated under promissory notes payable to certain individuals with a total face amount of $42,333 and $72,000, respectively. Interest was payable quarterly at rates of 10-11% until the due date in September 2001, after which a 15% interest rate went into effect.

(b) At December 31, 2003 we were obligated under various unsecured demand obligations with an aggregate outstanding principal balance of $183,250 plus accrued but unpaid interest.  During the year ended December 31, 2004, these demand notes were settled in exchange for 529,333 shares of common stock.

(c) At December 31, 2004, we are obligated to Mr. Richard Strain for $8,892,151 in loans with an average interest rate of 5.94%. On March 17, 2004, we borrowed $2,000,000 with an interest rate of 3.49% per year and entered into Promissory Note II, which provides repayments of $540,000 on each of the following dates: October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. The outstanding principal and interest under the Note may be converted at any time, at Mr. Richard Strain’s election, into common stock. The conversion price of any or all of the indebtedness is equal 103% of the average closing price of our common stock for the five trading days prior to the date of the election.

This remainder of the indebtedness is memorialized in a promissory note in the principal amount of $2,000,000 and a loan agreement in the amount of $4,892,151 respectively. The $2,000,000 note represents loans to the Company in 2003 and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. The loan agreement for the principal amount due to the creditor of $4,892,151 bears interest at the rate of 8% per year. No payments will be due under this loan agreement until

March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009.

(d) Notes payable, current portion (excluding note payable - stockholder) consists of the following components:

	December 31 2004	December 31 2003
Current portion:
Installment debt	$ 493,802	$ 316,394
Promissory notes (a)	42,333	72,000
Unsecured demand note (b)	--	18,250
Total notes payable, current portion	$ 536,135	$ 406,644

The Company has the following installment debt outstanding at December 31st:

	2004	2003
6.50% unsecured promissory note, monthly payments of $14,512 principal and interest through October 2006	$ 298,442	$ -0-
6.50% unsecured promissory note, monthly payments of $20,542 principal and interest through December 2006	461,135	-0-
4.50% installment note, secured by equipment, monthly payments of $2,531 principal and interest through September 2007	71,816	96,146
22.56% installment obligation, secured by equipment, monthly payments of $1,397 principal and interest through January 2006	18,675	29,367
3.85% promissory note, secured by land, monthly payments of $1,742, principal and interest through April 2009 with a final payment of $174,605 due April 2009	227,317	-0-
14.00% installment note, secured by land and equipment, monthly interest only payments of $2,567 principal and interest due January 1, 2004	-0-	220,000
10.25% installment note, secured by vehicle, monthly payments of $730 principal and interest through August 2004	-0-	6,888
1.90% installment note, secured by equipment, monthly payments of $707 principal and interest through November, 2005	7,744	16,682
8.45% installment note, secured by equipment, monthly payments of $454 principal and interest through November, 2006	14,083	18,097
10.58% installment note, secured by equipment, monthly payments of $3,231 principal and interest through February, 2005	90,715	118,271
9.00% installment note, secured by vehicle, monthly payments of $641 of principal and interest through October, 2008	24,378	-0-
9.50% installment note, secured by equipment, monthly payments of $1,148 principal and interest through March, 2004	-0-	4,480
8.45% installment note, secured by vehicle, monthly payments of $663 principal and interest through November, 2007	-0-	26,455
8.00% installment note, secured by vehicle, monthly payments of $308 principal and interest through May, 2007	8,072	10,997
Total Debt:	$ 1,222,377	$ 547,383
Current Portion:	(493,802)	(316,394)
Long-term Portion:	$ 728,575	$ 230,989

Maturities of debt, including notes payable to shareholders, are as follows:

December 31,	Amount
2005	$ 1,616,135
2006	3,389,489
2007	1,695,344
2008	1,649,688
2009	1,806,201
Thereafter	-0-
$10,156,857

7. Income Taxes

The components of the provision for income taxes are as follows:

For the years ended December 31:
	2004	2003
Current tax expense (benefit)	$ 23,584	$ --
Deferred tax (Income)
U.S. federal	--	--
State and local	--	--
Total deferred	--	--
Total tax provision (benefit)
from continuing operations	$ 23,584	$ --

The actual and expected tax rates are similar for both years.

The Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred income tax assets:
Due to net operating loss carry forwards	$ 6,521,000	$ 4,323,000
Due to deductible temporary differences	(1,546,000)	(99,300)
Less valuation allowance	(4,975,000)	(4,223,900)
Total deferred income tax asset	$ --	$ --

As of December 31, 2004, the Company has approximately $19,102,000 in net operating loss carry forwards available to offset future taxable income expiring between 2018 and 2024. Approximately $9,800,000 of these losses are limited under the change in control provisions of Internal Revenue Code Section 382. Losses so limited are available to offset future taxable income at a rate of approximately $250,000 per year until their expiration. Also, Nathaniel Energy's majority owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, must file a tax return separate from the consolidated tax return. Any future undistributed taxable income from the subsidiary will not offset the loss carry forwards. For these and other reasons, the Company considers it less likely than not that all net operating losses and deductible temporary difference will be realized in future tax years, and has established a valuation allowance equal to the entire deferred tax asset generated by the losses and deductible temporary differences.

During 2003, the company incurred expenses aggregating approximately $45,039,000 which will not be deductible for federal income tax purposes; these costs have not been included in the computation of the net operating loss carry forward amount.

8. Stockholders' Equity

Preferred Stock

The Company has 2,000,000 shares of Preferred Stock, $0.001 par value, authorized for issuance. As of December 31, 2004, no preferred stock was issued.

Common Stock

The Company has 75,000,000 shares of stock $0.001 par value, authorized for issuance. As of December 31, 2004, 70,698,263 shares of common stock were issued and outstanding.

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

Giving effect to the issuance of all of the shares of common stock under the conversion agreement, NEC Energy owns 55.5% of the issued and outstanding shares of common stock of the Company.

In connection with the conversion, NEC Energy received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, NEC Energy was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any.

As of March 28 2005, Nathaniel Energy had approximately 1023 stockholders of record.

At December 31, 2003, the Company had outstanding warrants to purchase 205,882 shares at $0.17 per share which expired unexercised on March 24, 2004.

At December 31, 2003 there were options to purchase 500,000 shares of common stock with a cashless exercise right at the rate of $3.00 per share. The number of shares to be issued upon exercise varies with the market price of the stock. The options expired unexercised on December 31, 2004.

9. Non Cash Financing Activities

During the third quarter of 2003, certain employees who are officers, directors and stockholders waived accrued compensation aggregating $1,088,459. The employees agreed that the remaining accrued compensation due them of $864,885 could be paid, at the option of the Company, either in cash or in shares of common stock. During the fourth quarter of 2003, the Company paid an aggregate of $340,000 in cash to two of the employees and issued 289,365 common stock shares in payment of the remaining accrual to these two employees. A third employee was issued 235,520 common stock shares to pay $235,520 in accrued compensation. Two other employees were issued 731,865 common stock shares in payment of $314,213 of accrued wages. Non cash compensation totaling $1,472,495 million was recorded in the fourth quarter for shares issued to employees in payment of accrued compensation. The non cash expense was calculated using the fair market value of the shares on each issuance date. Non cash employee and professional service expense for the years ended 2004 and 2003 was $-0- and

$2,973,745, respectively. The $2,973,745 non-cash expense in 2003 includes $1,472,495 for accrued compensation, $356,250 for employee severance and $1,145,000 for professional services paid to non-employees.

10. Related Party Transactions

On October 1, 2004, the Company entered into a consulting agreement with CJM Group, Inc., a company affiliated with Corey Morrison, to provide senior management and consulting services, contract negotiation and deal structure services, and business and planning services. The agreement has a term of 24 months, unless terminated by either party, and provides that the consultant receive a consulting fee of $12,500 monthly for services provided.  See Note 2 for discussion about the termination of this contract.

The Company acquired three patents two pending U.S. patent application , and two pending Europena patent applications relating to the Company's ownership of technology by assignment from Stan Abrams, Nathaniel Energy's chief executive officer, pursuant to an agreement dated July 7, 1998 and amended in September 2003. Under the assignment agreement, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams in the event both Stan Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes bankrupt. On June 25,  2004,  as a result of Stan  Abrams' and Brett  Abrams'  voluntary retirement and resignation from the Company,  all rights they had in, or to the return of, any of these patents,  under the Amended and  Restated Patent Reassignment  Agreement made as of September 30, 2003 but effective as of July 7, 1998  between  Stan Abrams,  Brett  Abrams,  and  Nathaniel  Energy,  or otherwise, expired and were waived.

The Company paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC, ("Ripetouch Greenhouse", or "RTG") an entity controlled by the Company's chief executive officer. During the years ended December 31, 2004 and 2003 net payments to RTG were $0 and $33,642, respectively. The balance receivable from RTG at December 31, 2004 and December 31, 2003 was $0 and $260,475, respectively. During 2004, the Company wrote off $264,587 due from RTG and $11,438 due from Stan Abrams, as collection was determined to be uncertain.

During the March 2003 quarter, the Company issued 1,066,667 shares valued at $800,000 for corporate marketing and financing services to Alternate Capital LLC, which at the time of issuance of those shares, was a principal investor in Nathaniel Energy.

Effective October 3, 2003 $10 million dollars of Nathaniel Energy indebtedness to Richard Strain, a principal stockholder, converted into an aggregate of 50,000,000 shares of the Company's common stock issued to NEC Energy, LLC, a designee of Mr. Strain which is also affiliated with Corey Morrison.  Mr. Strain also loaned the Company $1,000,000 in September 2003 and $1,000,000 in October 2003. On March 17, 2004, Mr. Strain loaned the Company an additional $2,000,000. At December 31, 2004 the Company is obligated to Mr. Strain for $8,892,151 million in loans with a weighted average interest rate of 5.94%. See also Note 2 and Note 6.

During the year ended December 31, 2003, the Company paid $750,000 in cash and issued 233,333 common stock shares for corporate marketing and communication services to Strong Wilken, Inc., an entity affiliated with Corey Morrison.  As of and for the year ended December 31, 2004, an additional $250,000 in marketing and communication related expenses was accrued to Strong Wilken, Inc., which was paid during January 2005.  See Note 2 for a discussion of the termination of the Company’s relationship with Strong Wilken, Inc.

11. Intellectual Property

Nathaniel Energy owns three U.S. patents, two pending U.S. patent applications and two patent European applications covering the Thermal Combustor™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively. Nathaniel Energy acquired these patents by assignment from Stan Abrams, Nathaniel Energy's former Chief Executive of the Company. Under the agreement relating to the patent assignment, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams or his son Brett Abrams in the event both Stan Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event the Company ceases business operations or becomes bankrupt. On June 25,  2004, as a result of Stan  Abrams' and Brett  Abrams'  voluntary retirement and resignation from the Company,  all rights they had in, or to the return of, any of the patents,  under the Amended and  Restated Patent Reassignment  Agreement made as of September 30, 2003 but effective as of July 7, 1998  between  Stan Abrams,  Brett  Abrams,  and  Nathaniel  Energy,  or otherwise, expired and were waived.

12. Economic Dependency - Major Customers

Air Products Helium Inc. purchases all of the helium produced from our Keyes helium plant under contract through 2021, subject to earlier termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party in 2021, it will continue unless extended upon two years' advance notice by either party. Should this contract terminate or expire there are other major companies which have a stated interest in purchasing the helium.

During 2004, two customers, representing approximately 37% and 24%, respectively, accounted for 61% of the Company’s revenue.  During 2003, two customers, representing approximately 37% and 19%, respectively, accounted for 56% of the Company’s revenue.

13. Commitments and Contingencies

Commitments

Nathaniel Energy has an agreement with Regency Gas Services, LLC which requires Nathaniel Energy to purchase all crude helium production from the Lakin processing plant until 2021 at which time either party may terminate the agreement.  If it is not terminated at that time, it may be terminated subsequently at any time upon two years’ advance notice by either party.  This contract can be terminated in 2008 and 2015 if either party requests pricing that is not agreed to by the other party.  Crude helium purchases from Regency Gas Services, LLC under this agreement were approximately, $2,100,000 and $1,400,000 during 2004 and 2003, respectively.

Nathaniel Energy has an agreement with a group led by Energy Alliance Company, Inc. (EAC) that requires EAC to produce and deliver natural gas to Nathaniel Energy throughout the life of the leases for up to 8,000 Mcf (thousand cubic feet) of natural gas per day. Nathaniel Energy is entitled to remove for its benefit at a cost of $0.10 per Mcf, the gas stream delivered to the plant. During 2004 and 2003, Nathaniel Energy recorded costs totaling $128,800 and $70,000, respectively, under this agreement. Under this agreement, the maximum annual cost through the life of the EAC leases is $292,000.

On January 9, 2004 Nathaniel Energy signed a renewable 10 year agreement with Nexus Energy LLC (an EAC Group member). This agreement provides for the installation of field gas compression at the Company's Spelunker CDP, which will provide up to 4,000 Mcf of natural gas per day. Nathaniel Energy is entitled to extract the helium content for its benefit at a cost of between $0.05 per Mcf to $0.10 per Mcf based on the percent of helium content in the natural gas. Nexus pays a gathering fee to Nathaniel Energy of $0.05 per Mcf, in addition to a compression fee equal to 4% of all the decatherms compressed at the Company's Spelunker CDP. Under this agreement, the maximum annual cost through the life of the Nexus leases is approximately $235,000. In 2004, the Company expensed $57,188 for upgrades to the field gas compression unit related to this agreement.

During 2004, repairs and improvements to the Helium processing facility were provided by a customer, Air Products and Chemicals, Inc. and are repayable out of the sale of Helium. The outstanding balance under this arrangement at December 31, 2004 is $236,626.

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

14. Segment Data

Year ended December 31, 2004

	Helium and Gas Processing	Fuel Processing	Alternate Energy	Total
Revenue	$ 13,475,220	$ 561,573	--	$ 14,036,793
Significant non cash expenses -write down of inventory -impairment of assets -depreciation and amortization -loss on related party receivable	-- -- $ 618,285 11,438	$ 274,000 1,403,046 304,177 264,587	-- -- -- --	$ 274,000 1,403,046 922,462 276,025
Net income (loss)	$ 19,136	$ (2,057,252)	$(3,618,228)	$ (5,656,344)
Capital expenditures	$ 870,159	$ 64,260	--	$ 934,419
Total assets as of Dec 31, 2004	$ 12,341,403	$ 926,315	$ 1,020,560	$ 14,288,278

Year ended December 31, 2003

	Helium and Gas Processing	Fuel Processing	Total
Revenue	$ 7,851,531	$ 573,210	$ 8,424,741
Significant non cash expenses compensation and professional services -depreciation and amortization -interest expense forgiven	-- $ 438,177 --	$ 2,973,745 307,261 488,294	$ 2,973,745 745,438 488,294
Net loss	$ (24,743)	$ (48,489,526)	$ (48,514,269)
Capital expenditures	$ 124,943	$ 463,398	$ 588,341
Acquisition of assets	$ 9,703,920	--	$ 9,703,920
Total assets as of Dec 31, 2004	$ 11,763,679	$ 3,840,714	$ 15,604,393

For the year ended December 31, 2003 the alternate energy segment did not generate any revenue and incurred minimal expenses.

15. Intangible Assets

For the year ended December 31, 2004, we capitalized $299,339 of engineering design and configuration documentation related to our Thermal Combustor™ technology. In addition, we capitalized $13,410 of related patent application costs. Engineering design and configuration documentation will be amortized over three years on a straight line basis beginning on the date that our Thermal Combustors™ are accepted by our customer in Italy. Patent application costs are amortized over ten years on a straight line basis.

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

Amortization expense for the twelve months ended December 31, 2004 and December 31, 2003 was $98,003 and $57,171, respectively.

16. Lease Commitments

Nathaniel Energy leases certain office facilities under non cancelable operating leases that expire at various dates through 2008. At December 31, 2004, Nathaniel Energy was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2005	$ 60,268
2006	62,076
2007	63,938
2008	16,102
2009	--
Total minimum lease payments	$ 202,384

Rent expense for operating leases, including month to month rentals, was $112,416 and $63,774 for the years ended December 31, 2004 and 2003, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nathaniel Energy Corporation

(Registrant)

By: /s/ George A. Cretecos George A. Cretecos, Principal Executive Officer, Chief Operating Officer Principal Financial and Accounting Officer and Director

Date:  April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ George A. Cretecos

          George A. Cretecos, Principal Executive

          Officer, Chief Operating Officer Principal

          Financial and Accounting Officer and Director

          Date:  April 15, 2005

By: /s/ Russell Gene Bailey

    Russell “Gene” Bailey, Vice President

          and Director

          Date:  April 15, 2005