Form 10KSB/A
period 2004-12-31
NATHANIEL ENERGY CORP
filed 2005-05-02
CIK 1096939

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

NATHANIEL ENERGY CORPORATION

EXPLANATORY NOTE

The amendments in this Amendment No. 1 to Nathaniel Energy Corporation’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 includes Part III (Items 9, 10, 11 and 12) to the Annual Report.

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

Description of Thermal Combustor™Technology

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

Marketable Byproducts

Most byproducts of the Thermal Combustor™ can be marketable.

Primary byproducts include:
•	Heat - useable for heating purposes, such as heating and cooling adjacent facilities, or for steam generation.
•	Electricity - produced by the addition of steam turbines and generators, for use in a companion project or for sale to the local utility.

Secondary byproducts include:
•	Carbon black, which can be sold for tire manufacturing, water filtration, and for use in the cosmetics industries.
•	Carbon dioxide, which can be sold to greenhouse operators for use in growth enhancement or for other industrial processes involving carbonation.
•	Sulfur dioxide, which can be sold in the form of gypsum.
•	Nitrogen, which can be sold for industrial and cryogenic uses.

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

We have accomplished the following milestones in the Cologna Veneta project:

•	On July 29, 2004 we placed one Thermal Combustor™ in service with natural gas and the plant provided at least one kilowatt of electricity.

•
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

Subsidiaries

We have two wholly owned subsidiaries:
•	MNS Eagle Equity Group IV, Inc., which currently has no operations, and
•
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

Purpose

The purpose of the plan is to advance the interests of Nathaniel Energy by inducing individuals or entities of outstanding ability and potential to join and remain with, or provide consulting or advisory services to, us and our subsidiaries, by encouraging and enabling eligible employees, non-employee directors, consultants and advisors, and non-employees to whom an offer of employment has been extended, to acquire proprietary interests in Nathaniel Energy, and by providing such employees, non-employee directors, consultants, advisors, and non-employees with an additional incentive to promote the success of Nathaniel Energy.

Administration

The plan provides for its administration by the Board or by a committee consisting of at least two individuals chosen by the Board. The Board or the committee has authority (subject to the provisions of the plan) to select from the group of eligible employees, non-employees to whom an offer of employment has been extended, non-employee directors, consultants and advisors the individuals or entities to whom restricted stock or options will be granted, and to determine the times at which and the exercise price for which options will be granted. The Board or the committee is authorized to interpret the plan and the interpretation and construction by the Board or the committee of any provision of the plan or of any option granted thereunder shall be final and conclusive. The receipt of options or restricted stock by directors or any members of the committee shall not preclude their vote on any matters in connection with the administration or interpretation of the plan. We currently do not have a committee to administer the plan. Accordingly the Board administers the plan at this time.

Eligibility - Generally

Subject to certain limitations and conditions in the plan, restricted stock and options to purchase shares may be granted to persons who, in the case of incentive stock options, are employees of, either Nathaniel Energy or any parent or subsidiary of Nathaniel Energy including directors and officers of Nathaniel Energy and non-employees to whom an offer of employment has been extended, or in the case of nonstatutory stock options and restricted stock grants, are employees including directors and officers or non-employee directors or certain consultants or advisors to, either Nathaniel Energy or any parent or subsidiary of Nathaniel Energy and non-employees to whom an offer of employment has been extended. At March 28, 2005, 31 employees were eligible to receive options or restricted stock grants under the plan.

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

•	the number of shares of common stock used to pay for the First Option (or not issued in the case of Net Exercise), and

•	with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of those nonstatutory stock options.

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

•	a check payable to the order of Nathaniel Energy in such amount, or

•	previously acquired shares of common stock, the fair market value of which shall be determined as of the date of exercise, or

•
if provided for in the stock option agreement, a check in an amount at least equal to the par value of the common stock being acquired, together with a promissory note, in the form and upon such terms as are acceptable to the Board or the committee, in an amount equal to the balance of the exercise price, or

•  a combination of any of the above methods.

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

Death, Disability or Termination of Employment

Subject to the terms of the stock option agreement pursuant to which options are granted, if the employment of an employee or the services of a non-employee director, consultant or advisor to, Nathaniel Energy or a parent or subsidiary corporation of Nathaniel Energy shall be terminated for cause, or such employment or services shall be terminated voluntarily by the employee, non-employee director, consultant or advisor, or a non-employee to whom an offer of employment was extended declines the offer, or Nathaniel Energy withdraws the offer of employment to that non-employee to whom an offer of employment has been extended, any options held by those persons or entities shall expire immediately. If such employment or services shall terminate other than by reason of death or disability, voluntarily by the employee, non-employee director, consultant or advisor, or for cause, then, subject to the terms of the stock option agreement pursuant to which options are granted, such option may be exercised at any time within three months after such termination, but in no event after the expiration of the option. For purposes of the plan, the retirement of an individual either pursuant to a pension or retirement plan adopted by Nathaniel Energy or at the normal retirement date prescribed from time to time by Nathaniel Energy is deemed to be a termination of such individual’s employment other than voluntarily by the employee or for cause.

Subject to the terms of the stock option agreement pursuant to which options are granted, if an option holder under the plan

•
dies while employed by Nathaniel Energy or a parent or subsidiary corporation of Nathaniel Energy or while serving as a non-employee director of, or consultant or advisor to, Nathaniel Energy or a parent or its subsidiary corporation of Nathaniel Energy, or

•	dies within three months after the termination of his employment or services other than voluntarily or for cause,

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

Three Months Ended 2004(unaudited)

	March 31	June 30	Sept. 30	Dec. 31	Year ended Dec. 31, 2004
Revenue	$3,346,792	$3,609,352	$3,433,929	$3,646,720	$14,036,793
Cost of revenue	2,891,376	3,122,239	2,833,250	3,288,607	12,135,472
Gross profit (loss)	455,416	487,113	600,679	358,113	1,901,321
Selling, general and administrative expense	675,007	727,790	653,974	673,489	2,730,260
Write-down of inventory (1)	--	274,000	--	2,321,213	2,595,213
Impairment of assets (2)	--	1,403,046	--	--	1,403,046
Total operating expenses	675,007	2,404,836	653,974	2,994,702	6,728,519
Loss from operations	(219,591)	(1,917,723)	(53,295)	(2,636,589)	(4,827,198)
Write-off of related party receivable (3)	--	(264,587)	--	(11,438)	(276,025)
Interest expense, net	(144,582)	(131,068)	(146,926)	(141,485)	(564,061)
Loss on disposal of equipment	--	(18,912)		2,118	(16,794)
Other non-operating income (expense)	6,000	65,800	--	--	71,805
Loss before income taxes and minority interest	(358,173)	(2,266,490)	(200,221)	(2,787,389)	(5,612,273)
Income tax expense	(127,411)	(131,272)	(151,695)	386,794	(23,584)
Minority interest	(93,647)	(99,638)	(111,495)	284,293	(20,487)
Net loss	$(579,231)	$(2,497,400)	$(463,411)	$(2,116,302)	$(5,656,344)
Weighted-average common shares outstanding-diluted	69,719,414	69,676,697	70,198,263	70,198,263	69,950,156
Shares outstanding at end of period	69,719,414	69,668,930	70,198,263	70,198,263	70,198,263

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

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,

Operating activities	$2004 (1,367,253)	$2003 (2,816,456)
Investing activities	(1,208,927)	(9,702,261)
Financing activities	2,639,549	12,821,442
Net effect on cash	$63,369	$302,725
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

PART III
Item 9. Directors and Executive Officers of the Registrant

The names, ages and terms of office of our directors and executive officers are set forth in the following table:

Name	Age	Positions with Nathaniel Energy
Russell "Gene" Bailey*	65	Director & Vice President
George Cretecos*	50	Director & Chief Operating Officer, Principal Executive Officer and Principal Accounting Officer
Brian Culvey	48	Vice President Engineering
Timothy A. Peach	53	Vice President Finance

* Directors are also named executive officer for purposes of Section 16(a)

Directors are elected by holders of the common stock. Officers serve at the will of the board. We may indemnify directors and officers against damages which qualify, in the opinion of the disinterested members of the board, for indemnification under Delaware law and our Bylaws. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to directors, officers or persons controlling us pursuant to Delaware law and its Bylaws, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the laws and is therefore unenforceable.

Management Biographies

Russell "Gene" Bailey has served as our Vice President since 1998 and as a director since 2000. Mr. Bailey brings 35 years of finance, technical and consulting experience to us. From February 2000 to April 2003 Mr. Bailey served as our Chief Financial Officer. From 1976 to 2000, Mr. Bailey served as a merger and acquisition consultant with Bailey and Associates on an as needed basis. In addition to his merger and acquisition role, from 1994 to 2000 Mr. Bailey has been an adjunct professor at Pikes Peak Community College teaching geology and physical geography. Mr. Bailey earned a B.S. degree in geology in 1962 from the University of New Mexico. He completed the course work for a Ph.D. degree in geology in 1965 at the University of New Mexico and completed a year of graduate studies at the University of Arizona in finance and mining economics in 1974.

George Cretecos has served as our Chief Operating Officer since February 2003. He has been a director since April, 2003. Mr. Cretecos has over 25 years of proven operating and business management experience. Most recently, he served as Director of Marketing and Sales at a multi-million dollar corporation, Commtract Corporation, a privately held systems integration and information technology company, from December 2001 to January 2003, where he spearheaded profitable new sales and marketing turn-around programs. From 1997 to 2001 he served as a Management Consultant setting up corporate infrastructure for startup and early stage companies. Prior to that, as Director of Sales and Marketing at Schlumberger Technologies from August 1994 to January 1997, Mr. Cretecos developed all marketing and promotional materials, managed divisional personnel and had full profit and loss responsibility for all aspects of product roll-out, from design to distribution. Mr. Cretecos' versatile business expertise includes working as Product Manager for a company developing an energy management "load shedding" technology that was acquired by then Bell Atlantic (now Verizon). Following this success he was promoted to Vice President overseeing operations for a consortium of companies including Teletimer International, Bell Atlantic, Square D Corporation and Honeywell. Mr. Cretecos holds a B.A. from the State College of Westfield, Massachusetts with Master's courses from Boston State College and has received extensive training in sales, management, leadership and public speaking.

Brian Culvey was appointed our Vice President Engineering in February 2000. Dr. Culvey was a consulting engineer for us from 1997 to 2000. Dr. Culvey brings 20 years of combustion and air emission engineering experience to Nathaniel Energy. Recognized worldwide as a leader in the combustion engineering field, Dr. Culvey's problem solving abilities consistently produce innovative cost saving solutions. Dr. Culvey was Technical Director of air emission sampling teams responsible for all Federal, State and local air emission regulatory compliance along with the design and development of testing procedures and associated equipment. Dr. Culvey has gained extensive experience in the management of emission controls and EPA test methodologies. Prior to these positions, Dr. Culvey began his professional career at Chemical Waste Management responsible for hazardous waste technical services and for all associated regulatory compliance including EPA, DOT, OSHA and Department of Health. Dr. Culvey earned a B.S in environmental chemistry from the Colorado School of Mines in 1977 and went on to earn a Ph.D. degree in metaphysics in 1982.

Timothy A. Peach joined us as an employee in October 2004 and was appointed Vice President Finance on March 1, 2005. Mr. Peach has over 25 years of proven experience in finance, administration and operations. Mr. Peach spent over ten years with PriceWaterhouse Coopers in the Pittsburgh and Denver offices, from 1974 to 1985, providing consulting and advisory services to international, publicly traded companies in technology, refining, manufacturing and banking business sectors. Mr. Peach’s background includes senior executive financial positions in medical equipment and telecommunications industries. Most recently, Mr. Peach was Vice President Finance and Chief Accounting Officer for Convergent Group Corporation, a large scale systems integration and consulting firm in the utility industry, from 1997 to 2000, where he was an integral participant in that company’s redesign and implementation of internal management systems and financial reporting, restructuring and improving operating structures, and its successful initial public offering. In 2000, that company was acquired by SchlumbergerSema, an oil and gas information and operating support company. Mr. Peach served as Chief Accounting Officer and Vice President Finance of SchlumbergerSema North American Operations from 2000 to 2002 where among other things, he managed the integration of Convergent Group Corporation and two other business units focused on the manufacture of utility meters and technologically advanced remote meter reading systems for the utility industry. Prior to joining us, from 2002 to October 2004 Mr. Peach provided the technical accounting support for a successful initial public offering by Affordable Residential Communities, Inc., a real estate investment trust, and he was also engaged as an advisor to Duke Energy Field Services, Inc., an oil and gas processing company, in the development of and overview of their Sarbanes-Oxley compliance programs during that time. Mr. Peach holds a B.S and an M.B.A. from the University of Pittsburgh and is a member of the AICPA and the Pennsylvania Institute of Public Accountants.

Audit Committee

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have two members of the Board of Directors, none of whom are independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members’ elected or will establish an audit committee.

Compliance with Section 16(a) of the Exchange Act

Directors, officers, and beneficial owners of more than ten percent of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. Russell “Gene” Bailey, director and Vice President of the Company, and Timothy Peach, the Vice President finance of the Company have not filed Forms 3. George Cretecos, a director and Chief Operating Officer of the Company and three non officer or director affiliates, NEC Energy, LLC, Richard Strain and Corey Morrison, filed their respective Forms 3 late.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the past three years to our chief executive officer. No other executive officer’s remuneration exceeded $100,000 per year. We did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

Annual Compensation
Name & Position	Year		Salary			Other Compensation
Stanley Abrams(1) Chief Executive Officer	2004 2003 2002	$ $ $	85,577(2 125,000(2 250,000(3	) ) )	$ $ $	-- -- --
George Cretecos(4) Chief Operating Officer	2004 2003 2002	$ $ $	99,765 61,606 -0- (5)		$ $ $	-- -- --

(1) Stanley Abrams’ employment with Nathaniel Energy terminated on June 25, 2004 at which time he ceased to be the Chief Executive Officer of the Company.

(2) The entire amount was paid in cash.

(3) This entire amount was accrued. In September 2003, Mr. Abrams waived his right to $125,000. The remaining amount was paid in 2003 with a combination of $87,500 in cash and 37,500 shares of common stock valued at $37,500.

(4) George Cretecos, Nathaniel Energy’s Chief Operating Officer is the Company’s principal executive officer.

(5) George Cretecos became our Chief Operating Officer in February 2003.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

George Cretecos

George Cretecos serves as our Chief Operating Officer. We currently do not have an employment agreement with Mr. Cretecos.

Russell "Gene" Bailey

Nathaniel Energy and Russell "Gene" Bailey had a four year employment agreement which expired on January 31, 2004. We currently do not have an employment agreement with Mr. Bailey. Mr. Bailey serves as our Vice President.

Brian G. Culvey

Nathaniel Energy and Brian G. Culvey had a four year employment agreement which expired on January 31, 2004. We currently do not have an employment agreement with Mr. Culvey. Mr. Culvey serves as our Vice President Engineering.

Timothy A. Peach

Timothy Peach serves as our Vice President of Finance. We currently do not have an employment agreement with Mr. Peach.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to Nathaniel Energy’s knowledge, based solely upon records available to it, certain information as of March 28, 2005 regarding the beneficial ownership of the Company's shares of common stock by:

o each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,

o by each current director,

o by each named executive officer, and

o by all current executive officers and directors of the group:

Name and Address of Beneficial Owner	Number of Shares	Approximate Percent ofClass(1)
NEC Energy, LLC (1) 73 Deer Park Avenue, Suite 4 Babylon Village, New York 11702	30,000,000 (2)	42.4%
Richard Strain 329 Manchester Road Poughkeepsie, New York 12603	6,718,333 (3)	9.5%
George Cretecos(4)	None
All Directors and Executive Officers as a group (4 persons) (4)	372,082 (5)	.5%
(1) NEC Energy, LLC is 50% owned by Richard Strain and 50% owned by Como Group, LLC, which is an affiliate of Corey Morrison.

(2) Excludes 5,718,333 shares owned by Richard Strain, 500,000 shares held in the name of Mr. Strain’s wife and 500,000 shares held in the name of Mr. Strain’s son. Excludes 20,000,000 shares which NEC Energy, LLC has the irrevocable right to receive pursuant to a Conversion Agreement at the time that number of shares is authorized and available for issuance.

(3) Excludes 30,000,000 shares owned by NEC Energy, LLC and 20,000,000 shares for which NEC has the irrevocable right pursuant to a Conversion Agreement, which shall be issued at the time that number of shares is authorized and available for issuance. Includes 500,000 shares held in the name of Mr. Stain's wife and 500,000 shares held in the name of Mr. Strain's son.

(4) The address of these persons is 8001 S. InterPort Blvd., Suite 260, Englewood, Colorado 80112.

(5) Includes 166,200 shares owned by Russell “Gene” Bailey and 205,882 shares held by Mr. Bailey's wife.

Item 12. Certain Relationships and Related Transactions

On April 3, 2003, our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, acquired the remaining 81.45% of interest in Keyes Helium Company, LLC. The company transferred ownership of MCNIC to Nathaniel Energy Oklahoma Holdings Corporation. Richard Strain was issued 49% of Nathaniel Energy Oklahoma Holdings Corporation's common stock in connection with financing for this acquisition. As a result of this transaction, we own 51% and Mr. Strain owns 49% of Nathaniel Energy Oklahoma Holdings Corporation.

Prior to 2000, Mr. Strain loaned a total of $1,350,000 to us. In April 2002, Mr. Strain converted the outstanding balance into 8,250,000 shares of our common stock at a price of $0.20, which was the market price at the date of conversion. The shares were not issued until the first week of January 2003. A portion of these shares were issued to persons designated by Mr. Strain.

On October 3, 2003, $10,000,000 of our indebtedness to Mr. Strain was converted into an aggregate of 50,000,000 shares of our common stock. NEC Energy, LLC, a designee of Mr. Strain, received 30,000,000 shares, and an irrevocable right to receive 20,000,000 shares at the time that number of shares is authorized and available for issuance. This transaction is described in detail under Item 1 "Business - Change in Control."

In September and October, 2003 Mr. Strain loaned us $1,000,000 and $1,000,000 respectively, each bearing interest at the rate of 8% per year. In October, 2003 we consolidated an aggregate of $6,892,151 in principal into two promissory notes in the principal amounts of $2,000,000 and $4,892,151 respectively. The note for the $2,000,000 loaned to us in 2003 bears interest at the rate of 3.33% per year and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. The note for the principal amount of $4,892,151 bears interest at the rate of 8% per year. No payments will be due on this note until March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009.

On March 16, 2004, Mr. Strain loaned a total of $2,000,000 to us. The note for the $2,000,000 loaned to us bears interest of 3.49% per year and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006.
The loan agreement which provides that the outstanding principal plus interest under the March 16, 2004 loan, and the $6,892,151 outstanding indebtedness under previous loans from Mr. Strain to the Company may be converted, at Mr. Strain's option, into shares of our common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004. Additionally, we agreed to register the resale of the shares of common stock issuable upon conversion of these loans within 180 days of the funding of the March 16, 2004 $2,000,000 loan. Resale of these shares have not been registered. Furthermore, the repayment under this loan, plus the repayment of $6,892,151 indebtedness under previous loans, are secured by a security interest in all of our and our subsidiaries' assets, including the shares of stock of our subsidiaries.

On April 14, 2005, Mr. Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us, which is described above, so that no payments will be required during our fiscal year ending 2005. The terms and conditions of the debt restructuring have not yet been completed; however, we believe these terms and conditions will be favorable to us.

During the year ended December 31, 2003, we paid $750,000 in cash and issued 233,333 shares of common stock for corporate marketing and communication services to Strong Wilken, Inc., a company affiliated with Corey Morrison, who is a 50% beneficial owner of NEC Energy LLC. During the year ended December 31, 2004, the Company accrued $250,000 related to services provided by Strong Wilken, Inc. for corporate marketing and communication services which was paid in January 2005. We terminated our relationship with Strong Wilken on April 12, 2005.

We are a party to a 25-year Consulting Agreement with Alternate Capital, LLC (formerly known as Alternate Energy, LLC), an affiliate of Corey Morrison, which was entered into as of March 1, 2002. Under this agreement, Alternate Capital agreed to secure financing to purchase or lease equipment or for other projects in the amount of $650,000 or more. Alternate Capital also agreed to provide consulting services relating to business projects, financing opportunities and strategic planning. In consideration of these services Nathaniel Energy issued 13,500,000 shares of common stock to Alternate Capital and its designees, valued at $800,000. The Consulting Agreement also provides that Nathaniel Energy shall pay Alternate Capital a fee for its services equal to 10% of the Company’s quarterly pre-tax profits, if any. Alternate Capital has a right of first refusal to provide any debt or equity financing to Nathaniel Energy. Either party has the right to terminate this agreement on 120 days notice. However, the fees paid on the pre-tax profit, if any, are required to be paid for the length of the original term of the agreement.

During the first quarter of 2003, we issued 1,066,666 shares of common stock valued at $800,000 to Alternate Capital LLC, an affiliate of Corey Morrison, in payment for corporate marketing and financing services.

On October 1, 2004 Nathaniel Energy entered into a Consulting Agreement with CJM Group, LLC which is affiliated with Corey Morrison under which CJM Group provided senior management consulting services, contract negotiation and deal structure services and business structure and planning services for a consulting fee of $12,500 per month. The agreement had a 24 month term and was terminable by either party for any reason. On April 12, 2005 we terminated this Consulting Agreement.

Our Board of Directors adopted a policy in February, 2004 that all related party transactions must be approved by a majority of the disinterested directors and those transactions will be on commercially reasonable terms which are no less favorable to the Company than we could obtain in arms-length transactions with unaffiliated third parties.

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

10.20	Agreement dated as of July 16th, 2004 between Nathaniel Energy Corporation and L&R Energy Corporation, LLC. *****
10.21	Agreement dated August 25, 2004 amending an agreement dated July 16, 2004 on the Italy Project Parties. ******
10.22	Contract dated January 12, 2005, among the Italy Project Parties+
10.23	Contract dated February 22, 2005, among the Italy Project Parties+
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)**
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior)(effective March 8, 2004)**
21.	Subsidiaries+
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**** Denotes document that contains confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Brackets surrounding asterisks in this document denote the omission.

***** Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

****** Denotes documents filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

+ Denotes document filed as an exhibit to our Annual report on Form 10-KSB for the year ended December 31, 2004.

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

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants
789 Sherman Street, Suite 440, Denver, CO 80203
(303) 830-2255 Fax (303) 830-0876 info@comiskey.com www.comiskey.com

Nathaniel Energy Corporation
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$568,151	$504,782
Accounts receivable	1,340,229	960,555
Inventory	1,019,028	637,174
Prepaid expenses	136,022	130,669
Advances receivable	529 __________	30,718 __________
Total current assets	3,063,959	2,263,898
Property, plant and equipment, net of accumulated depreciation	10,304,828	11,662,969
Intangible assets, net	597,014	382,267
Restricted cash	237,000	899,300
Related party receivables	--	345,959
Deposits	85,477	50,000
Total Assets	$14,288,278	$15,604,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,686,524	$1,689,072
Accrued compensation and payroll liabilities	97,300	109,365
Accrued interest	640,033	141,402
Accrued property tax	37,080	38,331
Accrued income tax	23,584	--
Other accrued expenses	41,520	25,018
Notes payable, current portion	536,135	406,644
Notes payable - stockholder, current portion	1,080,000	--
Total current liabilities	5,142,176	2,409,532
Long-term debt	728,571	230,989
Long-term debt, stockholder	7,812,151	6,892,151
Total liabilities	13,682,898	9,532,672
Minority interest	54,626	34,139
Stockholders' equity:	--	--
Preferred stock, 2,000,000 shares of $.001 par value authorized, none issued or outstanding Common stock, 75,000,000 shares of $.001 par value authorized, 70,198,263 shares and 69,719,414 shares issued and outstanding at December 31, 2004 and 2003	70,198	69,719
Common stock to be issued	20,318	20,285
Additional paid-in capital	64,851,656	64,682,652
Accumulated deficit	(64,391,418)	(58,735,074)
Total stockholders' equity	550,754	6,037,582
Total Liabilities and Stockholders' Equity	$14,288,278	$15,604,393

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2004	December 31, 2003
Revenue	$14,036,793	$8,424,741
Cost of revenue	12,135,472	7,851,841
Gross profit	1,901,321	572,900
Selling, general and administrative expenses	2,661,531	5,355,380
Research and development expense	2,389,942	37,409
Write down of inventory	274,000	--
Impairment of assets	1,403,046	--
Total operating expenses	6,728,519	5,392,789
Loss from operations	(4,827,198)	(4,819,889)
Other income (expense)
Partnership income	--	20,733
Loss on disposal of equipment	(16,794)	(13,207)
Interest expense	(564,061)	(1,021,773)
Write off of related party receivable	(276,025)	--
Financing costs	--	(42,675,500)
Investment income	--	1,109
Other income	71,805	2,039
Loss before income taxes and minority interest	(5,612,273)	(48,506,488)
Income tax expense	(23,584)	--
Loss before minority interest	(5,635,857)	(48,506,488)
Minority interest	(20,487)	(7,781)
Net loss	$(5,656,344)	$(48,514,269)
Loss per share, basic and diluted	$(0.08)	$(1.06)
Weighted average common shares outstanding	69,950,156	45,913,555

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statement of Stockholders' Equity (Deficit)

	Shares	Amount	Additional Paid-In Capital	Shares to be Issued Shares Amount			Subscription Receivable	Accumulated Deficit	Stockholder Equity (Deficit)

Balance, December 31, 2002	36,912,664	$36,913	$6,682,704	--		$	$ (175,500)	$(10,220,805)	$(3,676,688)
Issued for MNS	50,000	50	--	--	--		--	--	50
Issued for services	1,500,000	1,500	1,293,500				--	--	1,295,000
Forgiveness of accrued compensation payable to stockholders	--	--	1,088,459	--	--		--	--	1,088,459
Debt conversion	30,000,000	30,000	52,450,000	20,000,000	20,000		--	--	52,500,000
Interest forgiven by stockholder	--	--	488,294	--	--		--	--	488,294
Issued for accrued Compensation	1,256,750	1,256	2,679,695	285,000	285		--	--	2,681,236
Write off of Subscription Receivable	--	--	--	--	--		175,500	--	175,500
Net loss	--	--	--				--	(48,514,269)	(48,514,269)
Balance, December 31, 2003	69,719,414	69,719	64,682,652	20,285,000	20,285		--	(58,735,074)	6,037,582
Cancellation of shares	(50,484)	(50)	(38,467)	--	--		--	--	(38,517)
Debt conversion	529,333	529	195,504	--	--		--	--	196,033
Issued for interest	--	--	11,967	33,000	33		--	--	12,000
Net loss	--	--	--				--	(5,656,344)	(5,656,344)
__________		__________	__________	__________	__________		__________	__________	__________
Balance, December 31, 2004	70,198,263	$70,198	$64,851,656	20,318,000	$20,318		$--	$(64,391,418)	$550,754

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities: Net loss	$(5,656,344)	$(48,514,269)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	922,462	745,438
Loss on related party receivable	276,025	--
Write down of inventory	274,000	--
Impairment of assets	1,403,046	--
Stock issued for services	--	2,973,745
Minority interest	20,487	7,781
Stock issued to settle debt	--	42,500,000
Loss on disposition of equipment	16,794	--
Non-cash settlement of debt	(77,800)	--
Subscription receivable write off	--	175,500
Changes in operating assets and liabilities: (Increase) decrease in: Inventory	(655,854)	(127,757)
Accounts receivable	(379,674)	(411,259)
Prepaid expenses	(5,353)	(61,955)
Other receivable	30,189	(5,168)
Restricted cash	662,300	(899,300)
Related party receivable	19,450	(119,126)
Other assets	7,317	(53,877)
Increase in: Accounts payable and accrued expenses	1,775,702	973,791
Net cash used in operating activities	(1,367,253)	(2,816,456)
Cash flows from investing activities: Cash acquired in acquisition	--	590,000
Equipment and intangible asset purchases	(1,208,927)	(588,341)
Acquisition of assets	--	(9,703,920)
Net cash used in investing activities	(1,208,927)	(9,702,261)
Cash flows from financing activities: Payments on debt	(169,160)	(199,601)
Proceeds from issuance of notes and loans	2,808,709	13,021,043
Net cash provided by financing activities	2,639,549	12,821,442
Net increase in cash	63,369	302,725
Cash and cash equivalents, beginning of year	504,782	202,057
Cash and cash equivalents, end of year	$568,151	$504,782
Cash paid for interest	$53,430	$93,704
Cash paid for income taxes	$--	$--
Non cash financing activity Issuance of stock to settle debt	$220,000	$10,000,000
Equipment purchased with debt	$25,741	$--
Forgiveness of accrued interest and compensation	$--	$1,576,753

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

The components of inventory are as follows:

Helium inventory, valued by first-in, first-out method Construction in progress, valued by first-in, first-out method	$ $	337,905 681,123 1,019,028

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

For the year ended December 31, 2003
Revenue	$9,837,741
Net income (loss)	$(48,295,269)
Loss per share	$(1.05)

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

The 2003 acquisitions were accounted for as a purchase with an aggregate purchase price of $9,947,215. The acquisitions were funded with cash provided by the issuance of debt by a related party investor, Richard Strain. The purchase price has been allocated as follows:

Cash	$590,000
Receivables	545,000
Inventory	261,000
Property and Equipment	8,746,571
Intangible assets	246,644
Other assets	65,000
Payables	(507,000)
Total	$9,947,215

5. Property, Plant and Equipment

Following is a summary of property, plant and equipment at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
Machinery and equipment	$8,283,493	$8,915,532
Pipeline	2,784,743	2,755,488
Buildings	15,607	100,000
Vehicles	78,081	251,115
Land	51,085	290,000
Furniture, fixtures and equipment	150,951	131,540
Improvements	68,434	200,070
	11,432,394	12,643,745
Less accumulated depreciation	(1,127,566)	(980,776)
Net book value	$10,304,828	$11,662,969

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

(d) Notes payable, current portion (excluding note payable - stockholder) consists of the following components:

	December 31, 2004	December 31, 2003
Current portion:
Installment debt	$493,802	$316,394
Promissory notes (a)	42,333	72,000
Unsecured demand note (b)	--	18,250
Total notes payable, current portion	$536,135	$406,644

The Company has the following installment debt outstanding at December 31st:

	2004	2003
6.50% unsecured promissory note, monthly payments of $14,512 principal and interest through October 2006	$298,442	$-0-
6.50% unsecured promissory note, monthly payments of $20,542 principal and interest through December 2006	461,135	-0-
4.50% installment note, secured by equipment, monthly payments of $2,531 principal and interest through September 2007	71,816	96,146
22.56% installment obligation, secured by equipment, monthly payments of $1,397 principal and interest through January 2006	18,675	29,367
3.85% promissory note, secured by land, monthly payments of $1,742, principal and interest through April 2009 with a final payment of $174,605 due April 2009	227,317	-0-
14.00% installment note, secured by land and equipment, monthly interest only payments of $2,567 principal and interest due January 1, 2004	-0-	220,000
10.25% installment note, secured by vehicle, monthly payments of $730 principal and interest through August 2004	-0-	6,888
1.90% installment note, secured by equipment, monthly payments of $707 principal and interest through November, 2005	7,744	16,682
8.45% installment note, secured by equipment, monthly payments of $454 principal and interest through November, 2006	14,083	18,097
10.58% installment note, secured by equipment, monthly payments of $3,231 principal and interest through February, 2005	90,715	118,271
9.00% installment note, secured by vehicle, monthly payments of $641 of principal and interest through October, 2008	24,378	-0-
9.50% installment note, secured by equipment, monthly payments of $1,148 principal and interest through March, 2004	-0-	4,480
8.45% installment note, secured by vehicle, monthly payments of $663 principal and interest through November, 2007	-0-	26,455
8.00% installment note, secured by vehicle, monthly payments of $308 principal and interest through May, 2007	8,072	10,997
Total Debt:	$1,222,377	$547,383
Current Portion:	(493,802)	(316,394)
Long-term Portion:	$728,575	$230,989

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

Maturities of debt, including notes payable to shareholders, are as follows:

December 31,	Amount
2005	$1,616,135
2006	3,389,489
2007	1,695,344
2008	1,649,688
2009	1,806,201
Thereafter	-0-
$10,156,857

7. Income Taxes

The components of the provision for income taxes are as follows:

For the years ended December 31:
	2004	2003
Current tax expense (benefit)	$23,584	$--
Deferred tax (Income)
U.S. federal	--	--
State and local	--	--
Total deferred	--	--
Total tax provision (benefit)
from continuing operations	$23,584	$--

The actual and expected tax rates are similar for both years.

The Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred income tax assets:
Due to net operating loss carry forwards	$6,521,000	$4,323,000
Due to deductible temporary differences	(1,546,000)	(99,300)
Less valuation allowance	(4,975,000)	(4,223,900)
Total deferred income tax asset	$--	$--

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)

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

14. Segment Data
Year ended December 31, 2004

	Helium and GasProcessing	Fuel Processing	Alternate Energy	Total
Revenue	$13,475,220	$561,573	--	$14,036,793
Significant non cash expenses -write down of inventory -impairment of assets -depreciation and amortization -loss on related party receivable	-- -- $ 618,285 11,438	$274,000 1,403,046 304,177 264,587	-- -- -- --	$274,000 1,403,046 922,462 276,025
Net income (loss)	$19,136	$(2,057,252)	$(3,618,228)	$(5,656,344)
Capital expenditures	$870,159	$64,260	--	$934,419
Total assets as of Dec 31, 2004	$12,341,403	$926,315	$1,020,560	$14,288,278

Year ended December 31, 2003

	Helium and Gas Processing	Fuel Processing	Total
Revenue	$7,851,531	$573,210	$8,424,741
Significant non cash expenses compensation and professional services -depreciation and amortization -interest expense forgiven	-- $ 438,177 --	$2,973,745 307,261 488,294	$2,973,745 745,438 488,294
Net loss	$(24,743)	$(48,489,52)	$(48,514,269)
Capital expenditures	$124,943	$463,398	$588,341
Acquisition of assets	$9,703,920	--	$9,703,920
Total assets as of Dec 31, 2004	$11,763,679	$3,840,714	$15,604,393

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

2005	$60,268
2006	62,076
2007	63,938
2008	16,102
2009	--
Total minimum lease payments	$202,384

Rent expense for operating leases, including month to month rentals, was $112,416 and $63,774 for the years ended December 31, 2004 and 2003, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nathaniel Energy Corporation
(Registrant)

By: /s/ George A. Cretecos George A. Cretecos, Principal Executive Officer, Chief Operating Officer Principal Financial and Accounting Officer and Director

Date: April __, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            By:      /s/ George A. Cretecos
            George A. Cretecos, Principal Executive
            Officer, Chief Operating Officer Principal
            Financial and Accounting Officer and Director

        Date: May 2, 2005

            By:      /s/ Russell Gene Bailey
            Russell “Gene” Bailey, Vice President
            and Director

        Date: May 2, 2005