Form 10QSB
period 2005-03-31
NATHANIEL ENERGY CORP
filed 2005-05-16
CIK 1096939

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(303)690-8300
Issuer's telephone number, including area code
___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last Report)

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
May 6, 2005, 70,698,263 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

NATHANIEL ENERGY CORPORATION

Nathaniel Energy Corporation
Consolidated Balance Sheets

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash	$657,442	$568,151
Accounts receivable	1,421,967	1,340,229
Inventory	623,087	1,019,028
Prepaid expenses	70,221	136,022
Advances receivable	300	529
Total current assets	2,773,017	3,063,959
Property, plant and equipment, net of accumulated depreciation	10,156,350	10,304,828
Intangible assets, net	573,953	597,014
Restricted cash		237,000
Deposits	90,270	85,477
Total Assets	$13,593,590	$14,288,278
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,952,054	$2,686,524
Accrued compensation and payroll liabilities	108,168	97,300
Accrued interest	772,634	640,033
Accrued property tax	68,857	37,080
Accrued income tax	164,736	23,584
Other accrued expenses	38,074	41,520
Notes payable, current portion	536,913	536,135
Notes payable - stockholder, current portion	--	1,080,000
Total current liabilities	3,641,436	5,142,176
Long-term debt	588,667	728,571
Long-term debt, stockholder	8,892,151	7,812,151
Total liabilities	13,122,254	13,682,898
Minority interest	158,373	54,626
Stockholders' Equity:
Preferred stock, 2,000,000 shares of $.001 par value
       authorized, none issued or outstanding
Common stock, 75,000,000 shares of $.001 par value
  authorized, 70,698,263 shares and 70,198,263 shares
  issued and outstanding at March 31, 2005 and
December 31, 2004
	-- 70,698	-- 70,198
Common stock to be issued	20,318	20,318
Additional paid-in capital	64,938,656	64,851,656
Accumulated deficit	(64,716,709)	(64,391,418)
Total Stockholders' Equity	312,963	550,754
Total Liabilities and Stockholders' Equity	$13,593,590	$14,288,278

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31, 2005	March 31, 2004
Revenue	$3,933,142	$3,346,792
Cost of revenue	3,171,681	2,891,376
Gross profit	761,461	455,416
Selling, general and administrative expenses	572,703	510,437
Research and development expense	117,125	164,570
Total operating expenses	689,828	675,007
Income (loss) from operations	71,633	(219,591)
Other income (expense)
Interest expense	(152,025)	(144,582)
Other income	-	6,000
Loss before income taxes and minority interest	(80,392)	(358,173)
Income tax expense	(141,152)	(127,411)
Loss before minority interest	(221,544)	(485,584)
Minority interest	(103,747)	(93,647)
Net loss	$(325,591)	$(579,231)
Loss per share, basic and diluted	$(0.01)	$0.01)
Weighted average common shares outstanding	70,676,041	69,719,414

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities: Net loss	$(325,291)	$(579,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation and amortization	211,687	236,316
Minority interest	103,747	93,647
Changes in operating assets and liabilities: (Increase) decrease in: Inventory	395,941	(1,019,865)
Accounts receivable	(81,738)	(773)
Prepaid expenses	65,801	66,378
Other receivable	229	11,038
Restricted cash	237,000	669,170
Related party receivable	--	19,451
Other assets	(4,792)	--
Increase in: Accounts payable and accrued expenses	(396,403)	672,686
Net cash provided by operating activities	206,181	168,817
Cash flows from investing activities: Equipment and intangible asset purchases	(40,148)	(69,034)
Net cash used in investing activities	(40,148)	(69,034)
Cash flows from financing activities: Payments on debt	(76,742)	(24,127)
Proceeds from issuance of notes and loans	--	2,000,000
Net cash provided by (used in) financing activities	(76,742)	1,975,873
Net increase in cash	89,291	2,075,656
Cash and cash equivalents, beginning of period	568,151	504,782
Cash and cash equivalents, end of period	$657,442	$2,580,438
Cash paid for interest	$22,224	$1,803
Cash paid for income taxes	$--	$--
Non cash financing activity Issuance of stock to settle accrued expenses	$87,500	$--

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 and 2004
(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Condensed footnotes:

As contemplated by the Securities and Exchange Commission instructions to Form 10-QSB, the following footnotes have been condensed and therefore do not contain all disclosures required in connection with annual financial statements. Reference should be made to the notes to Nathaniel Energy Corporation’s annual financial statements set forth in Form 10-KSB for the year ended December 31, 2004.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s 51% owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable energy company that provides industry with an alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Combustor™, is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, hydrocarbon-based material into inexpensive clean electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999 and have operated a helium and gas processing facility in Keyes, Oklahoma since April 2003. During the three months ended March 31, 2005, our helium and gas processing facility, and our tire fuel processing business, have generated 95% and 3% of our total revenue, respectively.

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

Our short term objective is to complete the start up and testing of our two Thermal Combustors™ recently constructed in Cologna Veneta, Italy. We plan to utilize the operating Thermal Combustor™ units in Italy in our sales, marketing and research efforts during 2005. Upon completion and acceptance of the second of two Thermal Combustors™ and payment by our customer in Italy, we will recognize revenue on those units. We have recognized no revenue from the sale or delivery of our Thermal Combustor™ through the period ended March 31, 2005. During the first quarter of 2005, we formed a Delaware corporation as a wholly owned subsidiary for purposes of advancing our business for the commercialization of our Thermal Combustor™ technology. The subsidiary is named Cleanergy, Inc. Cleanergy, Inc. had no financial activity.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2005 and 2004
(Unaudited)

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period.

Inventory

Tire shred inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The tire shred inventory value at March 31, 2005 is zero. The gas processing facility has crude helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the first-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM. The BLM fees are expensed as incurred. We are also completing the start-up and testing of two Thermal Combustors™ in Italy, under a contract for resale to a customer, which have been installed with the first of the two units operating in start up phase. The Thermal Combustors™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Combustors™ do not produce the volume of steam specified in the contract and payments received. We are reimbursed for our out of pocket expenses incurred during this start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively.

Components of inventory at March 31, 2005 are as follows:

Helium inventory, valued by first-in, first-out method	$228,422
Construction in progress, valued by first-in, first-out method	394,665
$623,087
Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Combustor ™ technology, are expensed as incurred. For the three months ended March 31, 2005 and 2004, we incurred costs for outside resources and expensed $117,125 and $164,570, respectively, as research and development expense.

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

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2005 and 2004
(Unaudited)

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

Revenue Recognition

The Company's tire fuel processing facility recognizes revenue in several ways. First when waste tires are accepted at the facility ("tipping fees") and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds. Sales returns are booked based on the Company’s historical experience.

The Company's helium, natural gas liquids and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and its wholesale gas customers. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a contract for the helium processed. The natural gas liquids processed are currently sold as produced under a month to month agreement.

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

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2005 and 2004
(Unaudited)

2. Notes Payable

On March 17, 2004 we borrowed $2,000,000 from Richard Strain, a related party, bringing our total indebtedness to Mr. Strain to $8,892,151 at March 31, 2005 and December 31, 2004. Our Promissory Note II to Mr. Strain relating to the $2,000,000 loan provides a fixed effective interest rate of 3.49% and is payable in equal installments of $540,000 due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. Mr. Strain has the right, at any time, to convert all or any portion of the outstanding indebtedness of $8,892,151 into shares of our common stock. The conversion price is equal to 103% of the average closing price of our common stock for the five trading days prior to March 17, 2004, which was $0.78 per share. The conversion price exceeded the market value of the stock on March 17, 2004. See Note 5 - “Subsequent Events”.

3. Economic Dependency - Major Customer

Approximately 42% and 38% of our total revenue for the three months ended March 31, 2005 and 2004, respectively is from helium sales to Air Products and Chemicals, Inc. (“Air Products”) from the Keyes Helium and the Sturgis gas processing plant and compressor station and Keyes gathering system. Although we generate additional sales of natural gas liquids and market our natural gas through Tenaska Energy Marketing which reduces our dependency on any one customer, Air Products purchases all of our helium produced under a long-term take or pay contract that continues through 2021. Our contract with Air Products is, subject to early termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party in 2021, it will continue unless until terminated by either party providing two years' advance notice of their intent to terminate. Should Air Products terminate this contract, we believe we would be able to sell the helium produced to other major companies which have previously stated an interest in purchasing the helium.

4. Related Party Transactions
On October 1, 2004, the Company entered into a consulting agreement with CJM Group, Inc., a company affiliated with Corey Morrison, to provide senior management and consulting services, contract negotiation and deal structure services, and business and planning services. The agreement has a term of 24 months, unless terminated by either party, and provides that the consultant receive a consulting fee of $12,500 monthly for services provided. During the three months ended March 31, 2005, the Company paid CJM Group, Inc. $37,500.

As of and for the year ended December 31, 2004, an additional $250,000 in marketing and communication related expenses was accrued to Strong Wilken, Inc., an entity affiliated with Corey Morrison, for corporate marketing and communication services, which was paid during January 2005.

On April 12, 2005 the Company terminated its October 1, 2004 Consulting Agreement with CJM Group, Inc. and its relationship with Strong Wilken, Inc.

See Note 2 - “Notes Payable” relating to a $2,000,000 loan from Richard Strain to the Company.

5. Subsequent Events

On April 14, 2005, Mr. Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us so that no payments will be required during our fiscal year ending 2005 and that we would revise the debt repayment schedule to allow us to satisfy those payments from either operating cash flows or other financing activities. The terms and conditions of the debt restructuring have not yet been completed; however, we believe these terms and conditions will be favorable to us. The $8,892,151 due Mr. Strain is presented as long term debt on our balance sheet as the debt is expected to be refinanced.

Business Segments

The Company conducts business in three separate facilities presently managed as three energy operating business segments, helium and gas processing, tire fuel processing and alternate energy. The location and use of our facilities are shown as follows:

- the tire fuel processing operation in Hutchins, Texas,
-the natural gas processing, natural gas liquids and helium production in Keyes, Oklahoma, and
- the alternate energy engineering and corporate offices in Englewood, Colorado.

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
o The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Combustor™ operations.
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

Copany Overview
Our mission is to provide an economically cost effective, clean dependable energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Combustor™ technology: licensing, creating energy infrastructures and building, owning and operating small power plants. Revenue generated by our largest business, the helium and gas processing business, provides operating capital funds for our tire fuel processing and further commercialization of our Thermal Combustors™. Our helium and gas processing business, generated 95% and 96% of our revenue, or $3,722,778 and $3,218,656 during the three months ended March 31, 2005 and 2004, respectively. The tire fuel processing operation generated 3% and 4% of the revenue, or $130,364 and $128,136 during the three months ended March 31, 2005 and 2004, respectively. We have recognized no revenue from our Thermal Combustor™ business segment during to date, however, we have recognized $80,000 of revenue (or 2% of our revenue) during the three months ended March 31, 2005 related to consulting services provided our customer related to the start-up of the Thermal Combustors ™ built in Cologna Veneta, Italy.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Combustor™ technology. During first quarter 2005, we formed a Delaware corporation as a wholly owned subsidiary of the Company for purposes of advancing our business plan for the commercialization of our Thermal Combustor™ technology. The subsidiary is named Cleanergy, Inc. The majority of our resources are focused on this business operation.

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

Once we have obtained final acceptance for the two Thermal Combustor™ units in Cologna Veneta, Italy, we will have access to a commercial operating facility to use for marketing, testing and additional research and development efforts. Our 2005 mission is to develop a sales pipeline of qualified waste-to-energy projects, contract for one or more of those projects and initiate implementation as a partner or joint venture member at least one commercial operation utilizing our Thermal Combustor™ technology.

At the same time, we are developing the infrastructure and business development activities to support our energy infrastructure and small power plant opportunities utilizing our Thermal Combustor™ technology. Additionally, we will seek project funding that will be based on the size, configuration and business structure of the project. We anticipate that the timeframe from identification of a project to completion will be 12 to 24 months, provided we obtain the requisite project financing.

We also plan to improve operations at our tire fuel processing facility in Hutchins, Texas during 2005. The tire fuel processing facility is currently the only storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. If we successfully obtain funding for our planned capital improvements and once these capital improvements are in place, the facility will be able to increase the number of waste tires it accepts, increasing tipping fee revenue, and increasing revenue from the sale of tire shreds it produces. The tire fuel processing facility’s ability to increase revenue and generate operating cash flows has been hindered by the general poor quality of the existing equipment, which requires constant repair and maintenance due to the age of the equipment and the resulting reduced pricing on the lower quality tire shreds it produces. The addition of new equipment combined with existing equipment and certain facility improvements provides an opportunity to sign new contracts for the acceptance and disposal of waste tires. The new contracts are expected to increase the tipping fee revenues. We believe that the new equipment would improve the quality of the tire shreds providing increased pricing for the higher quality tire shreds. Furthermore, we believe that facility improvements would allow us to increase the volume of the tire shreds produced with the associated increase in revenues

Results of Operations

For the three months ended March 31, 2005 revenue increased by $586,350 to $3,933,142 from $3,346,792 during the same period in 2004. The revenues and expenses of our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, which operates the Keyes Helium plant, the Sturgis gas plant and the Keyes gathering system are consolidated within total operations. Revenue from the helium and gas processing operations were $3,722,778 during the three months ended March 31, 2005, an increase of $504,122 or 16% over revenue of $3,218,656 for the three months ended March 31, 2004. This increase is due primarily to increases in helium production and related revenue resulting from equipment improvements made after the first quarter of 2004. These equipment improvements have continued to increase the amount of helium we recover from our helium processing operation. Revenue from tire fuel processing operations increased marginally by $2,228 from $128,136 for the three months ended March 31, 2004 to $130,364 for the three months ended March 31, 2005. In addition, we recognized $80,000 of revenue for start-up consulting services provided to our customer for the Thermal Combustor ™ built in Cologna Veneta, Italy during the three months ended March 31, 2005 with no such revenue recognized during the comparable period in the prior year.

Gross profit for the three months ended March 31, 2005 was $761,461, an increase of $306,045 or 67% compared to gross profit of $455,416 for the three months ended March 31, 2004. In the first quarter of 2005, the helium and gas processing operation gross profit was $777,225, an increase of $231,200 over gross profit of $546,025 for the first quarter of 2004, due primarily to increased helium revenue and related gross profit on those revenues. Gross loss from our tire fuel processing operation decreased by $34,459 from $90,609 for the three months ended March 31, 2004 to $56,150 for the three months ended March 31, 2005 due primarily to a reduction in depreciation expense. Depreciation expense for our tire fuel processing operation for the three months ended March 31, 2005 decreased as a result of an asset impairment during the second quarter 2004, which reduced the carrying value of those assets and the related depreciation expense for all periods subsequent to that impairment. In addition, we recognized gross profit of $40,386 for consulting services related to the start-up of the two Thermal Combustors ™ we built for our customer in Cologna Veneta, Italy. In January 2004 Nathaniel Energy entered into a contract with Nexus Energy Company to receive additional gas through its existing pipeline for processing at the company's facilities. According to the contract, Nathaniel Energy will extract helium and natural gas liquids from this gas stream. The contract and equipment upgrades substantially completed during the first quarter of 2004 have enabled the company to increase gas volumes and production at the processing plant.

Total selling, general and administrative expenses increased by $62,266 or 12% from $510,437 for the three months ended March 31, 2004 to $572,703 for the three months ended March 31, 2005. The increase in selling, general and administrative expenses is due primarily to a decrease in payroll and related employee expenses of approximately $34,000 resulting from a reduction in headcount, offset by an increase in legal and consulting expenses of approximately $93,000. The increase in legal and consulting expenses includes $37,500 for services provided by CJM Group, Inc., a related party, for senior management and consulting services, contract negotiation and deal structure services, and business and planning services and an increase in legal costs of approximately $55,500 due primarily to the renegotiation and favorable resolution of certain contract terms with our customer related to the performance of the Thermal Combustors ™ built in Cologna Veneta, Italy.

Research and development costs which include only third party engineering and related out of pocket expenses, decreased by $47,445 from $164,570 for the three months ended March 31, 2004 to $117,125 for the three months ended March 31, 2005 due primarily to a decrease in outside professional engineering design and support service requirements for the Thermal Combustors ™ built in Cologna Veneta, Italy.

Interest expense increased by $7,443 from $144,582 for the three months ended March 31, 2004 to $152,025 for the three months ended March 31, 2005 due primarily to an increase in vendor provided interest bearing promissory notes in the fourth quarter of 2004 related to the design, construction and start-up of the Thermal Combustors ™ built in Cologna Veneta, Italy.

Liquidity and Capital Resources

As of March 31, 2005 we owed $436,992 to financial institutions under installment notes with an average interest rate of 6.4%, which were secured by equipment.

In addition, we have $8,892,151 in secured loans from Richard Strain with an average interest rate of 6.0%. During March 2004, we borrowed $2,000,000 of this total with and principal and interest payable in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006 with an effective interest rate of 3.5%. The remaining amount due Mr. Strain of $6,892,151 is due in quarterly principal and interest payments of $572,876 from March 2007 through December 31, 2009. All loan amounts from Mr. Strain may be converted, at Mr. Strain's option, into shares of our common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004.  On April 14, 2005, Mr. Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us so that no payments will be required during our fiscal year ending 2005 and that we would revise the debt repayment schedule to allow us to satisfy those payments from either operating cash flows or other financing activities. The terms and conditions of the debt restructuring have not yet been completed; however, we believe these terms and conditions will be favorable to us.

As of March 31, 2005, we have $728,637 of unsecured notes due Merrick and Company, a vendor, for services they provided us designing, installing and starting-up our Thermal Combustors ™ in Italy bearing interest of 6.5%. As of May 6, 2005, Merrick and Company sent us a letter ostensibly serving as notice to us that we are in default on those unsecured notes for two monthly payments. We maintain, among other things, that the vendor failed to fully and/or properly perform under the contract for its services and that the vendor engaged in other wrongful conduct. Accordingly, Nathaniel disputes liability arising from the promissory notes, the related contract and invoices rendered under that contract. We have not reached an agreement with the vendor on the disputed amounts. We believe that we have meritorious claims, remedies and defenses against the vendor. We may be required to pursue legal remedies to obtain a settlement or resolution on the disputed amounts due and our claims against the vendor. We are unable to predict the outcome in the event any legal action is pursued by us or the vendor with respect to this matter.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $23,667.

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended March 31,
	2005	2004
Operating activities	$206,181	$168,817
Investing activities	(40,148)	(69,034)
Financing activities	(76,742)	1,975,873
Net effect on cash	$89,291	$2,075,656

For the period ended March 31, 2005, the net cash provided by operating activities of $206,181is due to a net loss for the quarter of $325,291 and a reduction in accounts payable and accrued expenses of $396,403 offset by non-cash operating expenses including depreciation and amortization of $211,687 and minority interest of $103,747 in addition to a reduction in inventory of $395,941 and a reduction in restricted cash of $237,000.

The change in net cash used in investing activities of $40,148 is due to the purchase of equipment during the three months ended March 31, 2005.

The change in net cash used in financing activities of $76,742 is due to repayments of debt.

For the period ended March 31, 2004, the net cash used in operating activities is due to a net loss for the quarter of $579,231 and an increase in inventory of $1,019,865 offset by an increase in accounts payable and accrued expenses of $672,686 and a reduction in restricted cash of $669,170. During the quarter $669,170 of the restricted cash balance was used to construct two Thermal Combustors ™ in Cologna Venetta, Italy which significantly increased inventory balances.

The change in net cash used in investing activities of $69,034 is due to the purchase of equipment during the three months ended March 31, 2004.

The change in net cash provided by financing activities of $1,975,873 is due to a $2,000,000 debt issuance, offset by debt repayments of $24,127 during the three months ended March 31, 2004.

Nathaniel Energy had cash of $657,442 at March 31, 2005 which will be used to fund the Company's operations, pay current debts, partially fund the execution of our Thermal Combustor™ business plan and make improvements at our tire fuel processing operation in Hutchins, Texas. We expect that we will need to obtain additional funds to complete the improvements at the tire fuel processing operation and we are in the process of obtaining short term financing for those improvements. We plan to complete these improvements during third quarter 2005, at which time we expect the tire fuel processing operation to generate positive net cash flows from operating activities, which will be sufficient to repay all short term financing and provide additional funding for our corporate overhead expenses and execution of our Thermal Combustor ™ business plan. In addition, we expect positive cash flows provided by operating activities from our helium and gas processing operations in Keyes, Oklahoma to be sufficient to make certain scheduled maintenance and improvements to equipment at that location during the second quarter of 2005.

Item 3. Controls and Procedures

Our Chief Operating Officer, Principal Executive Officer and Principal Accounting Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Operating Officer, Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2005, Nathaniel Energy issued 500,000 shares of common stock, valued at $87,500, to Robert Barnett for legal services. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We did not use an underwriter or placement agent in this transaction, nor did we pay any compensation to anyone in connection with this issuance.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

On or about May 6, 2005, Merrick & Company sent a letter to Nathaniel Energy ostensibly serving as a notice of default regarding two promissory notes, one in the principal amount of $325,780.26, and the other in the principal amount of $461,135.35 (collectively “Notes”).

The Notes were issued in payment of certain invoices under an Agreement For Professional Services between Nathaniel Energy and Merrick, memorializing, among other things, Merrick’s agreement to provide professional services to Nathaniel Energy relating to its waste to energy project in Cologna Veneta, Italy. Nathaniel maintains, without limitation, that Merrick failed to fully and/or properly perform under the contract, and further maintains Merrick engaged in other wrongful conduct. Accordingly, Nathaniel disputes liability arising from or relating to the contract, the Notes, and the invoices under the contract. The terms of each Note provides for payment of principal and interest at the annual rate of 6.5% in 24 installments of $14,512.29 and $20,541.85 each, respectively. The Notes provide for earlier payment of amounts to be determined by Nathaniel Energy if it raises capital or receives payments from its contract to provide two Thermal Combustors™ for the project in Cologna, Veneta, Italy. The Notes provide that Nathaniel Energy has 20 days to cure any default following notice of a default. The Notes further provide that if a default is not timely cured, the payee may declare that interest on the unpaid principal sum will accrue at 5% above the prime rate of interest. Merrick contends the Notes contain a provision entitling Merrick to accelerate the principal amount of the Notes if payment is not timely made by Nathaniel. Merrick claims that Nathaniel Energy has not paid approximately $105,162.42 under the Notes. A balance of approximately $740,000, which includes principal and accrued interest remains unpaid under the Notes at the date of this report.

Nathaniel believes that it has meritorious claims, defenses, and remedies against Merrick which it intends to pursue vigorously if this matter is not settled. In the event that legal action is instituted by us or Merrick to resolve this matter, we are unable to predict the outcome of that legal action.
Except as otherwise disclosed in this Item, Nathaniel Energy is currently unaware of any material obligation of Nathaniel Energy that may arise, increase, be accelerated, or become direct financial obligations as a result of the triggering event disclosed above. The disclosure in this item is intended to comply with the disclosure required to be filed under Item 2.04 on a Current Report on Form 8-K.

Item 6. Exhibits.

3(i).1	Certificate of Incorporation*
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*
3(ii).1	Amended and Restated By-Laws**
10.1
Contract dated January 12, 2005 among EcoIdea s.r.l., Electronic Solar s.r.l., European Waste Solutions, Ltd., L&R Energy, LLC and Nathaniel Energy Corporation (collectively, the Italy Project Parties)***

10.2	Contract dated February 22, 2005 among the Italy Project Parties***
31	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

**Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

***Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005
NATHANIEL ENERGY CORPORATION (Registrant) By: /s/ George A. Cretecos George A. Cretecos, Chief Operating Officer (Principal Executive Officer and Principal Accounting Officer)