Form 10QSB
period 2005-06-30
NATHANIEL ENERGY CORP
filed 2005-08-16
CIK 1096939

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: August 11, 2005, 70,698,263 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation
Consolidated Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004

Assets
Current assets:
Cash	$1,082,722	$568,151
Accounts receivable	1,112,147	1,340,229
Inventory	535,798	1,019,028
Prepaid expenses	317,117	136,022
Advances receivable	500	529
Total current assets	3,048,284	3,063,959
Property, plant and equipment, net of accumulated depreciation	10,380,076	10,304,828
Intangible assets, net	549,668	597,014
Restricted cash	--	237,000
Deposits	196,971	85,477
Total Assets	$4,174,999	$14,288,278
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,385,316	$2,686,524
Accrued compensation and payroll liabilities	95,299	97,300
Accrued interest	915,549	640,033
Accrued property tax	111,213	37,080
Accrued income tax	233,245	23,584
Other accrued expenses	35,583	41,520
Notes payable, current portion	833,490	536,135
Notes payable - stockholder, current portion	--	1,080,000
Total current liabilities	4,609,695	5,142,176
Long-term debt	452,272	728,571
Long-term debt, stockholder	8,892,151	7,812,151
Total liabilities	13,954,118	13,682,898
Minority interest	220,716	54,626
Stockholders' Equity:
Preferred stock, 2,000,000 shares of $.001 par value
authorized, none issued or outstanding	--	--
Common stock, 75,000,000 shares of $.001 par value
authorized, 70,698,263 shares and 70,198,263 shares issued and outstanding at June 30, 2005 and December 31, 2004	70,698	70,198
Common stock to be issued	20,318	20,318
Additional paid-in capital	64,938,656	64,851,656
Accumulated deficit	(65,029,507)	(64,391,418)
Total Stockholders' Equity	165	550,754
Total Liabilities and Stockholders' Equity	$14,174,999	$14,288,278

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$3,867,201	$3,609,352	$7,800,343	$6,956,144
Cost of revenue	3,413,791	3,154,537	6,585,472	6,045,913
Gross profit	453,410	454,815	1,214,871	910,231
Selling, general and administrative expenses	490,212	569,066	1,062,914	1,079,503
Research and development expense	-	126,426	117,125	290,996
Write-down of inventory	-	274,000	-	274,000
Impairment of assets	-	1,403,046	-	1,403,046
Total operating expenses	490,212	2,372,538	1,180,039	3,047,545
Income (loss) from operations	(36,802)	(1,917,723)	34,832	(2,137,314)
Other income (expense)
Interest expense	(152,986)	(131,068)	(305,012)	(275,650)
Write-off of related party receivable	-	(264,587)	-	(264,587)
Loss on disposal of equipment	-	(18,912)	-	(18,912)
Other income	7,842	65,800	7,842	71,800
Loss before income taxes and minority interest	(181,946)	(2,266,490)	(262,338)	(2,624,663)
Income tax expense	(68,509)	(131,272)	(209,661)	(258,683)
Loss before minority interest	(250,455)	(2,397,762)	(471,999)	(2,883,346)
Minority interest	(62,343)	(99,638)	(166,090)	(193,285)
Net loss	$(312,798)	$(2,497,400)	$(638,089)	$(3,076,631)
Loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.01)	(0.04)
Weighted average common shares outstanding	70,698,263	69,676,697	70,687,213	69,698,055

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30, 2005		June 30, 2004
Cash flows from operating activities: Net loss		$(638,089)		$(3,076,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation and amortization		423,802		516,094
Minority interest		166,090		193,285
Impairment of assets		--		1,403,046
Write down of inventory		--		274,000
Loss on related party receivables		--		264,587
Loss on equipment		--		18,912
Non-cash settlement of debt		--		(65,800)
Changes in operating assets and liabilities: (Increase) decrease in: Inventory		483,230		(1,914,339)
Accounts receivable		228,082		(363,856)
Prepaid expenses		(181,095)		23,648
Other receivable		29		11,938
Restricted cash		237,000		459,982
Related party receivable		--		19,450
Other assets		(111,494)		(10,127)
Increase in: Accounts payable and accrued expenses		276,619		1,326,114
Net cash provided by (used in) operating activities		884,174		(919,697)
Cash flows from investing activities: Equipment and intangible asset purchases		(451,705)		(673,977)
Net cash used in investing activities		(451,705)		(673,977)
Cash flows from financing activities: Payments on debt		(139,505)		(36,741)
Proceeds from issuance of notes and loans		221,607		2,000,000
Net cash provided by financing activities		82,102		1,963,259
Net increase in cash		514,571		369,585
Cash and cash equivalents, beginning of period		568,151		504,782
Cash and cash equivalents, end of period		$1,082,722		$874,367
Cash paid for interest		$51,026		$20,106
Cash paid for income taxes		$--		$--
Non cash financing activity Issuance of stock to settle accrued expenses, accounts and notes payable Cancellation of 50,484 shares of common stock to settle a receivable from an officer	$ $	87,500 --	$ $	218,800 50,484

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 and 2004
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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company's 51% owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energyhydrocarbon-based hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, hydrocarbon-based materials into inexpensive clean electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the alternative fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999 and have operated a helium and gas processing facility in Keyes, Oklahoma since April 2003. During the three and six months ended June 30, 2005, our helium and gas processing facility, and our tire fuel processing businesses, have generated 97% and 3%, and 96% and 3% of our total revenue, respectively.

We plan to focus our patented technology, the Thermal Gasifier™ in three main areas: licensing; creating energy infrastructures; and building, owning and operating small hydrocarbon-based waste-to-energy plants. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide.

We plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships. We plan to build hydrocarbon-based waste-to-energy infrastructures for certain industries that have a need to dispose of hydrocarbon based materials and seek an independent source of energy in the form of heat, steam or electricity. These energy infrastructures would be built on the businesses' premises ("inside the fence") and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the hydrocarbon-based waste-to-energy infrastructures can become a business' self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small hydrocarbon-based waste-to-energy plants through our own resources or in conjunction with joint venture partners.

Our short term objective is to complete the start up and testing of our two Thermal Gasifiers™ recently constructed in Cologna Veneta, Italy. We plan to utilize the operating Thermal Gasifier™ units in Italy in our sales, marketing and research efforts during 2005. Upon completion and acceptance of the second of two Thermal Gasifiers™ and payment by our customer in Italy, we will recognize revenue on those units. We have recognized no revenue from the sale or delivery of our Thermal Gasifier™ through the period ended June 30, 2005. During the first quarter of 2005, we formed a Delaware corporation as a wholly owned subsidiary for purposes of advancing our business for the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. The subsidiary is named Cleanergy, Inc. Cleanergy, Inc. had no financial activity through the period ended June 30, 2005. The Company has employed the services of an experienced executive to advance the business plan and secure a sales pipeline of hydrocarbon-based waste-to-energy projects and business development activities.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2005 and 2004
(Unaudited)
Inventory

Tire shred inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The tire shred inventory value at June 30, 2005 is zero. The gas processing facility has crude helium inventory in process stored in the BLM (Bureau of Land Management) facility in Texas; this inventory is based on the first-in-first-out method. There is a contract with the BLM which encompasses activity fees, compression fees, storage fees and an annual fee to the BLM. The BLM fees are expensed as incurred. We are also completing the start-up and testing of two Thermal Gasifiers™ in Italy, under a contract for resale to a customer, which have been installed with the first of the two units operating in start up phase. The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments received. We are reimbursed for our out of pocket expenses incurred during this start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively.

Components of inventory at June 30, 2005 are as follows:

Helium inventory, valued by first-in, first-out method Construction in progress, valued by first-in, first-out method	$ $	391,098 144,700 535,798

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and six months ended June 30, 2005 and 2004, we incurred costs for outside resources and expensed $-0- and $126,426, and $117,125 and $290,996 respectively, as research and development expense.

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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility ("tipping fees") and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds. Sales returns are booked based on the Company’s historical experience.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2005 and 2004
(Unaudited)

Our helium, natural gas liquids and natural gas revenues are recognized in the period of delivery. The revenues are fully earned when recognized. The processing plant has various types of quality control equipment in place to ensure that the processed gases meet the requirements of the Bureau of Land Management ("BLM"), the natural gas pipeline operators and its wholesale gas customers. The Company has a month-to-month contract in place with a natural gas marketing firm for the natural gas delivered to the pipeline and a long term contract for the helium processed. The natural gas liquids processed are currently sold as produced under a month to month agreement.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting.

Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic (loss) or earnings per share ("Basic EPS") and diluted (loss) or earnings per share ("Diluted EPS").

The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. During the periods presented, we had no potentially dilutive securities outstanding.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Notes Payable

On March 17, 2004 we borrowed $2,000,000 from Richard Strain, a related party, bringing our total indebtedness to Mr. Strain to $8,892,151 at June 30, 2005 and December 31, 2004. Our Promissory Note II to Mr. Strain relating to the $2,000,000 loan provides a fixed effective interest rate of 3.49% and is payable in equal installments of $540,000 due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. Mr. Strain has the right, at any time, to convert all or any portion of the outstanding indebtedness of $8,892,151 into shares of our common stock. The conversion price is equal to 103% of the average closing price of our common stock for the five trading days prior to March 17, 2004, which was $0.78 per share. The conversion price exceeded the market value of the stock on March 17, 2004.

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

3. Economic Dependency - Major Customer

Approximately 41% and 42% and 41% and 40% of our total revenue for the three and six months ended June 30, 2005 and 2004, respectively is from helium sales to Air Products and Chemicals, Inc. (“Air Products”) from the Keyes Helium and the Sturgis gas processing plant and compressor station and Keyes gathering system. Although we generate additional sales of natural gas liquids and market our natural gas through Tenaska Energy Marketing which reduces our dependency on any one customer, Air Products purchases all of our helium produced under a long-term take or pay contract that continues through 2021. Our contract with Air Products is subject to early termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party in 2021, it will continue unless terminated by either party providing two years' advance notice of their intent to terminate. Should Air Products terminate this contract, we believe we would be able to sell the helium produced to other major companies which continue to have a state interest in purchasing the helium.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2005 and 2004
(Unaudited)
4. Related Party Transactions

On October 1, 2004, we entered into a consulting agreement with CJM Group, Inc., a company affiliated with Corey Morrison, to provide senior management and consulting services, contract negotiation and deal structure services, and business and planning services. The agreement has a term of 24 months, unless terminated by either party, and provides that the consultant receive a consulting fee of $12,500 monthly for services provided. During the six months ended June 30, 2005, the Company paid CJM Group, Inc. $37,500.

As of and for the year ended December 31, 2004, an additional $250,000 in marketing and communication related expenses was accrued to Strong Wilken, Inc., an entity affiliated with Corey Morrison, for corporate marketing and communication services, which was paid during January 2005.

On April 12, 2005 we terminated its October 1, 2004 Consulting Agreement with CJM Group, Inc. and its relationship with Strong Wilken, Inc.

See Note 2 - “Notes Payable” relating to a $2,000,000 loan from Richard Strain to the Company.

On June 25, 2004, Stan Abrams retired from employment with Nathaniel Energy and resigned as a director and the Chief Executive Officer. Under the terms of Stan Abrams' retirement, his employment agreement terminated. Mr. Abrams agreed not to compete with Nathaniel Energy in the Gasifier and gasification, helium and natural gas, renewable energy and/or tire recycling businesses for two years. Mr. Abrams waived any rights to the return of our patents pursuant to the Amended and Restated Patent Reassignment -Agreement between him, Brett Abrams and Nathaniel Energy. That agreement, by its terms terminated.

On June 25, 2004, Brett Abrams resigned as Vice President, Fuel Processing of Nathaniel Energy on terms similar to Stan Abrams' retirement.

Mr. Abrams agreed to limit the public resale of Nathaniel Energy common stock which he and his son Brett Abrams own to a total of 50,000, 75,000 and 100,000 shares for three consecutive 90 day periods respectively. Stan Abrams also agreed to limit public resale of the remaining shares he owns in amounts equal to Securities Act Rule 144 volume limitations for two years after that.

During the June 2004 quarter we wrote off a $264,587 related party receivable from Ripetouch Greenhouse LLC, an entity controlled by our former chief executive officer, Stan Abrams since debt collection has been determined to be uncertain. In prior years, we paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC.

5. Subsequent Events

During August 2005, we signed a mutual release and settlement agreement and executed a promissory note for $728,637 with a vendor that provided engineering and consulting services to us for the design and installation of two Thermal Gasifiers™ we built in Cologna Veneta, Italy. The promissory note has a two year term commencing July 15, 2005, bears interest at 8% per annum and replaces and cancels two previous notes dated December 21, 2005 in the original principal amounts of $416,135 and $325,780, outstanding accrued expenses of $89,219 included as research and development expense in the first quarter of 2005, and accrued and unpaid interest of approximately $18,000.

6. Asset Impairment

During the quarter ended June 30, 2004, management changes prompted a review and update of the expected cash flows on long lived assets. Based on this review, operating costs were higher than previously estimated, and an impairment of $1,403,046 was recognized on the assets at the fuel processing facility in Hutchins, Texas. The Company discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount.

7. Inventory

During the quarter ended June 30, 2004, management changes prompted a review and update of the net realizable value of the tire shred inventory at the tire fuel processing facility. Based on this review, the costs to process the tire shred inventory were higher than previously estimated and the operating condition of our equipment would not allow us to process that inventory to salable form during the fiscal period while continuing to process waste tires we were accepting in our day to day operation. We wrote down the inventory by $274,000 to a net realizable value of zero. The net realizable value was calculated using estimated selling prices less estimated costs to process the inventory into a salable form.

Business Segments

The Company conducts business in three separate facilities presently managed as three energy operating business segments, helium and gas processing, tire fuel processing and alternate energy. The location and use of our facilities are shown as follows:

- the natural gas processing, natural gas liquids and helium production in Keyes, Oklahoma,
- the tire fuel processing operation in Hutchins, Texas, and
- the alternate energy engineering and corporate offices in Englewood, Colorado.

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
o Our ability to execute our business plan and commercialize the Thermal Gasifier™ technology, including building Thermal Gasifiers™ that meet customers' specifications and that meet local regulatory environmental and permit requirements.
o Risks related to dependency on a small number of customers.
o Our ability to satisfy our customers' expectations.
o Our ability to employ and retain qualified management and employees.
o Changes in government regulations which are applicable to our business.
o The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
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

Company Overview

Our mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Gasifier™ technology: licensing; creating energy infrastructures; and building, owning and operating small hydrocarbon-based waste-to-energy plants. Revenue generated by our largest business, the helium and gas processing business, provides operating capital funds for improving our current tire fuel processing operation and further advancing it toward a full service fuel procurement operation, in addition to, furthering the commercialization of our Thermal Gasifiers™. By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based waste-to-energy projects through our newly formed subsidiary, Cleanergy, Inc. Cleanergy, Inc. has had no activity to date.

Our helium and gas processing business, generated 97% and 95% and 96% and 96% of our revenue, or $3,755,235 and $3,440,371 and $7,478,013 and $6,659,027 during the three and six months ended June 30, 2005 and 2004, respectively. The tire fuel processing operation generated 3% and 5% and 3% and 4% of the revenue, or $111,966 and $168,981 and $242,330 and $297,117 during the three and six months ended June 30, 2005 and 2004, respectively. We have recognized no revenue from our Thermal Gasifier™ business segment to date, however, we have recognized $80,000 of revenue (or 1% of our revenue) during the six months ended June 30, 2005 for consulting services provided our customer related to the start-up of the Thermal Gasifiers™ built in Cologna Veneta, Italy.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation ,as a wholly owned subsidiary of the Company for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. We plan to focus the majority of our resources on this business operation, which will be supported through the advancement of our fuel processing division’s expansion for fuel procurement for the hydrocarbon-based waste-to-energy projects.

Historically, we have not had difficulty finding potential project opportunities and we have employed the services of an experienced senior executive to develop a sales pipeline of hydrocarbon-based waste-to-energy projects and business development activities. Worldwide, industries and municipalities seek solutions for diverting solid waste from landfills and lower cost and clean energy alternatives to fossil fuels. Demand for these solutions is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing our resources on projects with the greatest chance of success and returns for stockholders.

Once we have obtained final acceptance for the two Thermal Gasifier™ units in Cologna Veneta, Italy, we will have access to an operating commercial facility to use in marketing, testing and additional research and development efforts. Our 2005 mission is to develop a sales pipeline of qualified hydrocarbon-based waste-to-energy projects, contract for one or more of those projects and initiate implementation as a partner or joint venture member in at least one commercial operation utilizing our Thermal Gasifier™ technology, which activity will be supported through the wholly owned subsidiary, Cleanergy, Inc. and the senior executive charged with project development responsibilities.

At the same time, we are developing the infrastructure and business development activities to support our energy infrastructure and small hydrocarbon-based waste-to-energy plant opportunities utilizing our Thermal Gasifier™ technology. Additionally, we plan to seek project funding that will be based on the size, configuration and business structure of the project. We anticipate that the timeframe from identification of a project to completion will be 12 to 24 months, provided we obtain the requisite project financing.

We began to implement our planned improvements to the tire fuel processing operations at our facility located in Hutchins, Texas during June 2005 that included; purchasing new processing equipment, improving our handling systems, expansion of our operations facility and site offices and regulatory compliance upgrades. The tire fuel processing facility improvements and expansion provide the foundation for its diversification toward alternative fuel procurement.. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. Upon completion of the equipment installation and site improvements, the facility will ramp its production and will be able to increase the volume of waste tires it processes. The increased production will result in increased tipping fee revenue, and increased revenue from the sale of tire shreds. The addition of new equipment combined with existing equipment in conjunction with facility improvements provides the ability to sign new contracts for the acceptance of waste tires and supply agreements for the sale of tire shreds. We believe that the new equipment will also improve the quality of the tire shreds thereby enabling us to increase our prices for the higher quality tire shreds. The improvements should enable us to obtain increased revenue and cash flow from this operation.

Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first two quarters of 2005. The quarterly operating results are not necessarily indicative of future results of operations.

			Three Months Ended (unaudited)

	March 31 2005 __________	June 30 2005 ____________	June 30 2004 _____________	June 2005 increase $ __________	vs. 2004 (decrease) % __________

Revenue	$3,933,142	$3,867,201	$3,609,352	$257,849	7%
Cost of revenue	3,171,681	3,413,791	3,154,537	259,254	8
	__________	____________	_____________	____________	__________
Gross profit	761,461	453,410	454,815	(1,405)	-

Selling general and
administrative expense	572,702	490,212	569,066	(78,854)	(14)
Write-down of inventory	--	--	274,000
Research and development expense	117,125	--	126,426
Impairment of assets	--	--	1,403,046
	__________	____________	_____________
Operating income(loss)	71,634	(36,802)	(1,917,723)

Interest expense	(152,026)	(152,986)	(131,068)
Other non-operating
income (expense)	--	7,842	(217,699)
	__________	____________	_____________
Loss before income taxes and
minority interest	(80,392)	(181,946)	(2,266,490)
Income tax expense	(141,152)	(68,509)	(131,272)
Minority interest (103,747)	(62,343)	(99,638)

Net loss	$(325,291)	$(312,798)	$(2,497,400)
	__________	___________	_____________

Significant non cash charges and expenses:
Depreciation and amortization	$211,687	$212,115	$279,778
Asset impairment	$--	$-	$1,403,046
Related party receivable
write off	$--	$--	$264,587
Inventory write down	$-	$--	$274,000

For the three months ended June 30, 2005 revenue increased by $257,849, or 7%, to $3,867,201 from $3,609,352 during the same period in 2004. The revenues and expenses of our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, which operates the Keyes Helium plant, the Sturgis gas plant and the Keyes gathering system are consolidated within total operations. Revenue from the helium and gas processing operations was $3,755,235 for the three months ended June 30, 2005, an increase of $314,864 or 9% over revenue of $3,440,371 for the three months ended June 30, 2004. The increase is due to an increase in helium revenue of $119,374 resulting from an increase in helium production and deliveries including helium tolling revenue, an increase in natural gas liquids revenue of $172,787 resulting from increased production and selling price of natural gas liquids, and a net increase of $22,703 in revenue from gathering and processing fees offset by a reduction in natural gas revenues. Revenue from tire fuel processing operations decreased $57,015 from $168,981 for the three months ended June 30, 2004 to $111,966 for the three months ended June 30, 2005 due primarily to production down time for equipment repair and disruption to the operation in June 2005 while we reorganized the processing line to accept delivery and began to install new tire fuel processing equipment. The equipment installation is in addition to the facility improvements both of which were planned for the fuel processing division’s expansion and upgrade. We expect the tire fuel processing operation to begin to generate an increase in revenue in the third quarter of 2005 as the new equipment is placed in service and operating improvements at the facility allow us to accept more waste tires. These improvements increase our tipping fee revenue, produce a greater volume and improve the quality of tire shreds, thereby increasing our tire fuel revenue .

For the six months ended June 30, 2005, revenue increased by $844,199, or 12%, to $7,800,343 from $6,956,144 during the same period in 2005. Revenue from the helium and gas processing operations was $7,478,013 for the six months ended June 30, 2005, and increase of $818,986, or 12%, over revenue of $6,659,027 for the six months ended June 30, 2004. The increase is due primarily to an increase in helium revenue of $614,906 resulting from an increase in production and deliveries and helium tolling revenue, an increase in gas gathering and processing fees of $115, 168, an increase of $501,194 in revenue from natural gas liquids due to improved market value and volumes, offset by a decline in natural gas revenue $412,282. The decline in natural gas revenue is a result of the increase in volume of natural gas liquids which reduces the volume and energy content of our natural gas available for sale. Revenue from tire fuel processing operations decreased $54,787, from $297,117 for the six months ended June 30, 2004 to $242,330 for the same period in the current year. The decrease is primarily due to production down time for equipment repair and preparations to replace existing equipment and make site improvements. We also we recognized $80,000 of revenue for start-up consulting services provided to our customer for the Thermal Gasifier™ built in Cologna Veneta, Italy during the six months ended June 30, 2005 with no such revenue recognized during the comparable period in the prior year.

Gross profit for the three months ended June 30, 2005 was $453,410, a slight decrease of $1,405 compared to gross profit of $454,815 for the three months ended June 30, 2004. In the second quarter of 2005, the helium and gas processing operation gross profit was $527,847, a decrease of $6,783 from gross profit of $534,630 for the second quarter of 2004, due primarily to the increase in our cost of natural gas. In addition, during June 2005, one of our compressors was taken out of service for scheduled maintenance which reduced the volume of gas processed during that month. The compressor was fully operating as of July 2005. Gross loss from our tire fuel processing operation decreased by $8,628 from $79,815 for the three months ended June 30, 2004 to $71,187 for the three months ended June 30, 2005 due primarily to a reduction in depreciation expense offset by an increase in repair and maintenance expense. Depreciation expense for our tire fuel processing operation for the three months ended June 30, 2005 decreased as a result of an asset impairment during the second quarter 2004, which reduced the carrying value of those assets and the related depreciation expense for all periods subsequent to that impairment. In addition, we recognized travel expenses included in our gross loss of $3,250 for consulting services in our Thermal Gassification™ operation, related to the start-up of the two Thermal Gasifiers™ we built for our customer in Cologna Veneta, Italy.

Gross profit for the six months ended June 30, 2005 was $1,214,871, an increase of $304,640 compared to gross profit of $910,231 for the six months ended June 30, 2004. Our helium and gas processing operation gross profit for the six months ended June 30, 2005 was $1,305,072, an increase of $224,417 over gross profit of $1,080,655 during the same period in 2004 due primarily to increased volumes of helium processed and delivered in the first quarter of 2005. Gross loss from our tire fuel processing operation decreased by $43,087 from $170,424 during the six months ended June 30, 2004 to $127,337 in the current year due primarily to a reduction in depreciation expense offset by an increase in repair and maintenance expense. Gross profit from consulting services for the start-up of the Thermal Gasifiers™ built in Cologna Veneta, Italy was $37,136 for the six months ended June 30, 2005. We recognized no gross profit from our Thermal Gasifier™ business during the same period in 2004.

Total selling, general and administrative expenses decreased by $78,854 or 14% from $569,066 for the three months ended June 30, 2004 to $490,212 for the three months ended June 30, 2005. The decrease in selling, general and administrative expenses is due primarily to a decrease in payroll and related employee expenses of approximately $32,000 resulting from a reduction in headcount and a decrease in legal and consulting expenses of approximately $50,000. For the six months ended June 30, 2005, selling, general and administrative expenses decreased slightly by $16,589, a 2% decrease, to $1,062,914 from $1,079,503 during the same period in 2004. The decrease is primarily due to a decrease in payroll and related employee expenses of approximately $66,000 resulting from a reduction in headcount which was offset by an increase in consulting fees of approximately $42,000 which includes $37,500 for services provided by CJM Group, Inc., a related party, for senior management and consulting services, contract negotiation and deal structure services, and business and planning services during the first quarter of 2005.

For the three months ended June 30, 2005, research and development costs which include only third party engineering and related out of pocket expenses, decreased from $126,426 for the three months ended June 30, 2004 to none for the three months ended June 30, 2005. The reduction is a result of our use of internal personnel to monitor and assist our customer in Cologna Veneta, Italy with the start up of two of our Thermal Gasifiers™ we built for that customer. We had no third party professional engineering assistance during the three months ended June 30, 2005. Research and development costs decreased by $173, 871 from $290,996 for the six months ended June 30, 2004 to $117, 125 for the same period in 2005. The decrease is due to a reduction in outside professional engineering design and support service requirements for the Thermal Gasifiers™ built in Cologna Veneta, Italy.

Interest expense increased by $21,918 from $131,068 for the three months ended June 30, 2004 to $152,986 for the three months ended June 30, 2005 and increased by $29,362 from $275,650 for the six months ended June 30, 2004 to $305,012 for the six months ended June 30, 2005 due primarily to an increase in interest expense from vendor provided interest bearing promissory notes in the fourth quarter of 2004 related to the design, construction and start-up of the Thermal Gasifiers™ built in Cologna Veneta, Italy.

Liquidity and Capital Resources

As of March 31, 2005 we owed $619,508 to financial institutions under installment notes with an average interest rate of 6.4%,of which, $410,664 is secured by land or equipment.

In addition, we have $8,892,151 in secured loans from Richard Strain with an average interest rate of 6.0%. During March 2004, we borrowed $2,000,000 of this total with principal and interest payable in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006 with an effective interest rate of 3.49%. The remaining amount due Mr. Strain of $6,892,151 is due in quarterly principal and interest payments of $572,876 from March 2007 through December 31, 2009. All loan amounts from Mr. Strain may be converted, at Mr. Strain's option, into shares of our common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004. On April 14, 2005, Mr. Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us so that no payments will be required during our fiscal year ending 2005 and that we would revise the debt repayment schedule to allow us to satisfy those payments from either operating cash flows or other financing activities. The terms and conditions of the debt restructuring have not yet been completed; however, we believe these terms and conditions will be favorable to us and expect to complete the restructuring during the third quarter of this year.

As of June 30, 2005, we had $728,637 of unsecured notes bearing interest of 6.5% due Merrick and Company, a vendor, for services they provided us designing, installing and starting-up our Thermal Gasifiers™ in Italy. As of May 6, 2005, Merrick and Company sent us a letter ostensibly serving as notice to us that we were in default on those unsecured notes for two monthly payments. We had a dispute with that vendor regarding certain deliverables that were not provided, the value of services they provided and invoiced us and other issues pertaining to our proprietary technology. During August 2005, we reached a settlement with Merrick and Company, effective August 3, 2005, whereby we signed a mutual release and settlement agreement, executed a two year term unsecured promissory note in the amount of $728,637, bearing interest of 8%, and extinguished the previous unsecured notes in the same amount including unpaid interest through July 15, 2005, the date of the new note, including invoices outstanding from Merrick and Company for services provided during the first quarter of 2005. We are permitted to settle the promissory note for approximately $595,000, should we make principal payments of that amount on or before September 15, 2005.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $17,000.

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended June 30,
	2005	2004

Operating activities	$884,174	$(919,697)
Investing activities	(451,705)	(673,977)
Financing activities	82,102	1,963,259

Net effect on cash	$514,571	$369,585

For the period ended June 30, 2005, the net cash provided by operating activities of $884,174 is due primarily to a net loss of $638,089, an increase in prepaid expenses of $181,095, and an increase in other assets of $111,494, primarily deposits on new equipment for our tire fuel processing operation, offset by non-cash operating expenses including depreciation and amortization of $423,802 and minority interest of $166,090 and changes in operating assets and liabilities which increased net cash as a result of a reduction in inventory of $483,230, restricted cash of $237,000, accounts receivable of $228,082 and an increase in accounts payable and accrued expenses of $276,619.

The change in net cash used in investing activities of $451,705 is due to the purchase of equipment and facility improvements, primarily at our tire fuel processing operation during the six months ended June 30, 2005.

The change in net cash provided from financing activities of $82,102 is due to principal repayments of debt of $139,505 offset by issuance of notes of $221,607 during the six months ended June 30, 2005.

For the period ended June 30, 2004, the net cash used in operating activities is due to a net loss for the quarter of $3,076,631, an increase in inventory of $1,914,339 primarily for the construction two Thermal Gasifiers™ in Cologna Venetta, Italy, and an increase in accounts receivable of $363,856 offset by non-cash operating expenses including depreciation and amortization of $516,094, loss on related party receivables of $264,587, write-down of inventory of $274,000, impairment of assets of $1,403,046 and an increase in accounts payable and accrued expenses of $1,326,114.

The change in net cash used in investing activities of $673,977 is due primarily to the purchase of equipment and upgrades at the Keyes helium and gas processing operation during the six months ended June 30, 2004.

The change in net cash provided by financing activities of $1,963,259 is due to a $2,000,000 debt issuance, offset by debt repayments of $36,741 during the six months ended June 30, 2004.

Nathaniel Energy had cash of $1,082,722 at June 30, 2005 which will be used to fund the Company's operations, pay current debts, partially fund the execution of our Thermal Gasification™ business plan and make improvements at our tire fuel processing operation in Hutchins, Texas. During July 2005, we obtained a one year bank line of credit for $500,000, interest payable at the prime lending rate, for purposes of funding improvements at our tire fuel processing operation. The line of credit is supported by a standby letter of credit, issued in our bank’s favor, and provided by Mr. Richard Strain, our major shareholder and creditor. No amount has been drawn on the line of credit as of June 30, 2005. We plan to complete these improvements during the third quarter 2005, at which time we expect the tire fuel processing operation to generate positive net cash flows from operating activities, which will be sufficient to repay all short term financing and provide additional funding for our corporate overhead expenses and implementation of our Thermal Gasification™ business plan. In addition, we expect positive cash flows provided by operating activities from our helium and gas processing operations in Keyes, Oklahoma to be sufficient to make certain scheduled maintenance and improvements to equipment at that location during the third quarter of 2005.

Our working capital deficit as of June 30, 2005 was $1,561,411. We plan to reduce this deficit by restructuring our stockholder notes payable including accrued interest and certain vendor notes payable during the third quarter of 2005 and increasing our operating cash flows as a result of our installing new equipment and improving our tire fuel processing operations during the third quarter. In addition, we plan to complete the start-up of the second of two Thermal Gasifiers™ sold to our customer in Italy and seek additional payments under our agreement.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The company's disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

Nathaniel Energy is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity
Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Item 6. Exhibits.
(a) Exhibits.

3(i).1 Certificate of Incorporation*
3(i).2 Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3 Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*
3(ii).1 Amended and Restated By-Laws**
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

**Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION
(Registrant)

Date: August 15, 2005

By:	/s/ George A. Cretecos
George A. Cretecos Chief Executive Officer Nathaniel Energy Corporation