Form 10QSB/A
period 2005-06-30
NATHANIEL ENERGY CORP
filed 2005-09-08
CIK 1096939

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

The amendments in this Amendment No. 1 to Nathaniel Energy Corporation’s Quarterly Report on Form 10-QSB/A for the period ended June 30, 2005 correct the total assets amount in the balance sheet, corrects a numerical transposition in Note 5- Subsequent Events in Part I, Item 1 Financial Statements, amend certain disclosure in Part I Item 2 Management’s Discussion and Analysis or Plan of Operation under the subheading Liquidity and Capital Resources, and make certain formatting and gramatical changes.

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation
Consolidated Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004

Assets
Current assets:
Cash	$1,082,722	$568,151
Accounts receivable	1,112,147	1,340,229
Inventory	535,798	1,019,028
Prepaid expenses	317,117	136,022
Advances receivable	500	529
Total current assets	3,048,284	3,063,959
Property, plant and equipment, net of accumulated depreciation	10,380,076	10,304,828
Intangible assets, net	549,668	597,014
Restricted cash	--	237,000
Deposits	196,971	85,477
Total Assets	$14,174,999	$14,288,278
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,385,316	$2,686,524
Accrued compensation and payroll liabilities	95,299	97,300
Accrued interest	915,549	640,033
Accrued property tax	111,213	37,080
Accrued income tax	233,245	23,584
Other accrued expenses	35,583	41,520
Notes payable, current portion	833,490	536,135
Notes payable - stockholder, current portion	--	1,080,000
Total current liabilities	4,609,695	5,142,176
Long-term debt	452,272	728,571
Long-term debt, stockholder	8,892,151	7,812,151
Total liabilities	13,954,118	13,682,898
Minority interest	220,716	54,626
Stockholders' Equity:
Preferred stock, 2,000,000 shares of $.001 par value
authorized, none issued or outstanding	--	--
Common stock, 75,000,000 shares of $.001 par value
authorized, 70,698,263 shares and 70,198,263 shares issued and outstanding at June 30, 2005 and December 31, 2004	70,698	70,198
Common stock to be issued	20,318	20,318
Additional paid-in capital	64,938,656	64,851,656
Accumulated deficit	(65,029,507)	(64,391,418)
Total Stockholders' Equity	165	550,754
Total Liabilities and Stockholders' Equity	$14,174,999	$14,288,278

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$3,867,201	$3,609,352	$7,800,343	$6,956,144
Cost of revenue	3,413,791	3,154,537	6,585,472	6,045,913
Gross profit	453,410	454,815	1,214,871	910,231
Selling, general and administrative expenses	490,212	569,066	1,062,914	1,079,503
Research and development expense	-	126,426	117,125	290,996
Write-down of inventory	-	274,000	-	274,000
Impairment of assets	-	1,403,046	-	1,403,046
Total operating expenses	490,212	2,372,538	1,180,039	3,047,545
Income (loss) from operations	(36,802)	(1,917,723)	34,832	(2,137,314)
Other income (expense)
Interest expense	(152,986)	(131,068)	(305,012)	(275,650)
Write-off of related party receivable	-	(264,587)	-	(264,587)
Loss on disposal of equipment	-	(18,912)	-	(18,912)
Other income	7,842	65,800	7,842	71,800
Loss before income taxes and minority interest	(181,946)	(2,266,490)	(262,338)	(2,624,663)
Income tax expense	(68,509)	(131,272)	(209,661)	(258,683)
Loss before minority interest	(250,455)	(2,397,762)	(471,999)	(2,883,346)
Minority interest	(62,343)	(99,638)	(166,090)	(193,285)
Net loss	$(312,798)	$(2,497,400)	$(638,089)	$(3,076,631)
Loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.01)	(0.04)
Weighted average common shares outstanding	70,698,263	69,676,697	70,687,213	69,698,055

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities: Net loss	$(638,089)	$(3,076,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation and amortization	423,802	516,094
Minority interest	166,090	193,285
Impairment of assets	--	1,403,046
Write down of inventory	--	274,000
Loss on related party receivables	--	264,587
Loss on equipment	--	18,912
Non-cash settlement of debt	--	(65,800)
Changes in operating assets and liabilities: (Increase) decrease in: Inventory	483,230	(1,914,339)
Accounts receivable	228,082	(363,856)
Prepaid expenses	(181,095)	23,648
Other receivable	29	11,938
Restricted cash	237,000	459,982
Related party receivable	--	19,450
Other assets	(111,494)	(10,127)
Increase in: Accounts payable and accrued expenses	276,619	1,326,114
Net cash provided by (used in) operating activities	884,174	(919,697)
Cash flows from investing activities: Equipment and intangible asset purchases	(451,705)	(673,977)
Net cash used in investing activities	(451,705)	(673,977)
Cash flows from financing activities: Payments on debt	(139,505)	(36,741)
Proceeds from issuance of notes and loans	221,607	2,000,000
Net cash provided by financing activities	82,102	1,963,259
Net increase in cash	514,571	369,585
Cash and cash equivalents, beginning of period	568,151	504,782
Cash and cash equivalents, end of period	$1,082,722	$874,367
Cash paid for interest	$51,026	$20,106
Cash paid for income taxes	$--	$--
Non cash financing activity Issuance of stock to settle accrued expenses, accounts and notes payable	$87,500	$218,800
Cancellation of 50,484 shares of common stock to settle a receivable from an officer	$--	$50,484

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

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, hydrocarbon-based materials into inexpensive clean electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

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

We plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships. We plan to build hydrocarbon-based waste-to-energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam or electricity. These energy infrastructures would be built on the businesses' premises ("inside the fence") and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the hydrocarbon-based waste-to-energy infrastructures can become a business' self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small hydrocarbon-based waste-to-energy plants through our own resources or in conjunction with joint venture partners.

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

Components of inventory at June 30, 2005 are as follows:

Helium inventory, valued by first-in, first-out method	$391,098
Construction in progress, valued by first-in, first-out method	144,700
$535,798

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The impairment review performed for fiscal year 2004 indicated an impairment of long-lived assets at the Hutchins, TX tire fuel processing facility. At the time of the impairment review, net realizable value for these assets was determined to be $300,000, resulting in a net impairment adjustment of $1,403,046. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

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

3. Economic Dependency - Major Customer

Approximately 41% and 42% and 41% and 40% of our total revenue for the three and six months ended June 30, 2005 and 2004, respectively is from helium sales to Air Products and Chemicals, Inc. (“Air Products”) from the Keyes Helium and the Sturgis gas processing plant and compressor station and Keyes gathering system. Although we generate additional sales of natural gas liquids and market our natural gas through Tenaska Energy Marketing which reduces our dependency on any one customer, Air Products purchases all of our helium produced under a long-term take or pay contract that continues through 2021. Our contract with Air Products is subject to early termination in 2008 and 2015 if either party requests a price determination that is not agreed to by the other party. If the contract is not terminated by either party in 2021, it will continue unless terminated by either party providing two years' advance notice of their intent to terminate. Should Air Products terminate this contract, we believe we would be able to sell the helium produced to other major companies which continue to have a stated interest in purchasing the helium.

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

On April 12, 2005 we terminated the October 1, 2004 Consulting Agreement with CJM Group, Inc. and the relationship with Strong Wilken, Inc.

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

5. Subsequent Events

During August 2005, we signed a mutual release and settlement agreement and executed a promissory note for $728,637 with a vendor that provided engineering and consulting services to us for the design and installation of two Thermal Gasifiers™ we built in Cologna Veneta, Italy. The promissory note has a two year term commencing July 15, 2005, bears interest at 8% per annum and replaces and cancels two previous notes dated December 21, 2004 in the original principal amounts of $461,135 and $325,780, outstanding accrued expenses of $89,219 included as research and development expense in the first quarter of 2005, and accrued and unpaid interest of approximately $18,000.

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

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation , as a wholly owned subsidiary of the Company for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. We plan to focus the majority of our resources on this business operation, which will be supported through our tire fuel processing division’s expansion toward fuel procurement for the hydrocarbon-based waste-to-energy projects.

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

			Three Months Ended (unaudited)

	March 31 2005 ___________	June 30 2005 ____________	June 30 2004 _____________	June 2005 increase $ __________	vs. 2004 (decrease) % __________

Revenue	$3,933,142	$3,867,201	$3,609,352	$257,849	7%
Cost of revenue	3,171,681	3,413,791	3,154,537	259,254	8
	____________	____________	_____________	____________	__________
Gross profit	761,461	453,410	454,815	(1,405)	-

Selling general and
administrative expense	572,702	490,212	569,066	(78,854)	(14)
Write-down of inventory	--	--	274,000
Research and development expense	117,125	--	126,426
Impairment of assets	--	--	1,403,046
	____________	____________	_____________
Operating income(loss)	71,634	(36,802)	(1,917,723)

Interest expense	(152,026)	(152,986)	(131,068)
Other non-operating
income (expense)	--	7,842	(217,699)
	____________	____________	_____________
Loss before income taxes and
minority interest	(80,392)	(181,946)	(2,266,490)
Income tax expense	(141,152)	(68,509)	(131,272)
Minority interest	(103,747)	(62,343)	(99,638)
	____________	____________	_____________
Net loss	$(325,291)	$(312,798)	$(2,497,400)
	____________	___________	_____________

Significant non cash charges and expenses:
Depreciation and amortization	$211,687	$212,115	$279,778
Asset impairment	$--	$-	$1,403,046
Related party receivable
write off	$--	$--	$264,587
Inventory write down	$--	$--	$274,000

For the three months ended June 30, 2005 revenue increased by $257,849, or 7%, to $3,867,201 from $3,609,352 during the same period in 2004. The revenues and expenses of our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, which operates the Keyes Helium plant, the Sturgis gas plant and the Keyes gathering system are consolidated within total operations. Revenue from the helium and gas processing operations was $3,755,235 for the three months ended June 30, 2005, an increase of $314,864 or 9% over revenue of $3,440,371 for the three months ended June 30, 2004. The increase is due to an increase in helium revenue of $119,374 resulting from an increase in helium production and deliveries including helium tolling revenue, an increase in natural gas liquids revenue of $172,787 resulting from increased production and selling price of natural gas liquids, and a net increase of $22,703 in revenue from gathering and processing fees offset by a reduction in natural gas revenues. Revenue from tire fuel processing operations decreased $57,015 from $168,981 for the three months ended June 30, 2004 to $111,966 for the three months ended June 30, 2005 due primarily to production down time for equipment repair and disruption to the operation in June 2005 while we reorganized the processing line to accept delivery and began to install new tire fuel processing equipment. The equipment installation is in addition to the facility improvements both of which were planned for the fuel processing division’s expansion and upgrade. We expect the tire fuel processing operation to begin to generate an increase in revenue in the third quarter of 2005 as the new equipment is placed in service and operating improvements at the facility allow us to accept more waste tires. These improvements increase our tipping fee revenue, produce a greater volume and improve the quality of tire shreds, thereby increasing our tire fuel revenue.

For the six months ended June 30, 2005, revenue increased by $844,199, or 12%, to $7,800,343 from $6,956,144 during the same period in 2005. Revenue from the helium and gas processing operations was $7,478,013 for the six months ended June 30, 2005, an increase of $818,986, or 12%, over revenue of $6,659,027 for the six months ended June 30, 2004. The increase is due primarily to an increase in helium revenue of $614,906 resulting from an increase in production and deliveries and helium tolling revenue, an increase in gas gathering and processing fees of $115, 168, an increase of $501,194 in revenue from natural gas liquids due to improved market value and volumes, offset by a decline in natural gas revenue $412,282. The decline in natural gas revenue is a result of the increase in volume of natural gas liquids which reduces the volume and energy content of our natural gas available for sale. Revenue from tire fuel processing operations decreased $54,787, from $297,117 for the six months ended June 30, 2004 to $242,330 for the same period in the current year. The decrease is primarily due to production down time for equipment repair and preparations to replace existing equipment and make site improvements. We also we recognized $80,000 of revenue for start-up consulting services provided to our customer for the Thermal Gasifier™ built in Cologna Veneta, Italy during the six months ended June 30, 2005 with no such revenue recognized during the comparable period in the prior year.

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

As of June 30, 2005, we had a balance of $728,637 under two unsecured notes bearing interest at the annual rate of 6.5% due Merrick and Company, a vendor, for services they provided us designing, installing and starting-up our Thermal Gasifiers™ in Italy. As of May 6, 2005, Merrick and Company sent us a letter ostensibly serving as notice to us that we were in default on those unsecured notes for two monthly payments. We had a dispute with that vendor regarding certain deliverables that were not provided, the value of services they provided and invoiced us, and other issues pertaining to our proprietary technology. During August 2005, we reached a settlement with Merrick and Company, effective August 3, 2005, whereby we signed a mutual release and settlement agreement, executed a two year term unsecured promissory note in the amount of $728,637, bearing interest at the annual rate of 8%, and extinguished the unpaid principal balance of the previous unsecured notes, unpaid interest under those previous unsecured notes through July 15, 2005, the date of the new note, and invoices outstanding from Merrick and Company for services provided during the first quarter of 2005. We are permitted to settle the promissory note for approximately $595,000, should we make principal payments of that amount on or before September 15, 2005.

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

Nathaniel Energy had cash of $1,082,722 at June 30, 2005 which will be used to fund the Company's operations, pay current debts, partially fund the execution of our Thermal Gasification™ business plan and make improvements at our tire fuel processing operation in Hutchins, Texas. During July 2005, we obtained a one year bank line of credit for $500,000, interest payable at the prime lending rate, for purposes of funding improvements at our tire fuel processing operation. The line of credit is supported by a standby letter of credit, issued in our bank’s favor, and provided by Mr. Richard Strain, our major shareholder and creditor. No amount has been drawn on the line of credit as of June 30, 2005. We plan to complete these improvements during the third quarter 2005, at which time we expect the tire fuel processing operation to begin to generate positive net cash flows from operating activities, which will be sufficient to repay all short term financing and provide additional funding for our corporate overhead expenses and implementation of our Thermal Gasification™ business plan. In addition, we expect positive cash flows provided by operating activities from our helium and gas processing operations in Keyes, Oklahoma to be sufficient to make certain scheduled maintenance and improvements to equipment at that location during the third quarter of 2005.

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

Date: September 7, 2005

By:	/s/ George A. Cretecos
George A. Cretecos Chief Executive Officer Nathaniel Energy Corporation