Form 10QSB
period 2005-09-30
NATHANIEL ENERGY CORP
filed 2005-11-21
CIK 1096939

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-27783

NATHANIEL ENERGY CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8001 South InterPort Blvd. Suite 260, Englewood, Colorado 80112

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (303) 690-8300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: November 18, 2005, 90,698,263 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash	$260,908	$33,897
Accounts receivable	57,064	16,873
Inventory	—	681,123
Prepaid expenses	198,083	70,293
Assets held for sale	2,024,973	2,261,773
Total current assets	2,541,028	3,063,959
Property, plant and equipment, net of accumulated depreciation	1,334,571	396,784
Intangible assets, net	360,998	425,428
Restricted cash	—	237,000
Deposits	89,222	85,477
Assets held for sale	9,755,772	10,079,630
Total Assets	$14,081,591	$14,288,278
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$532,713	$835,809
Accrued compensation and payroll liabilities	31,667	67,112
Accrued interest	14,122	12,210
Other accrued expenses	5,387	4,904
Notes payable, current portion	1,062,266	536,135
Notes payable - stockholder, current portion	3,354,210	—
Liabilities held for sale	3,182,208	3,686,006
Total current liabilities	8,182,573	5,142,176
Long-term debt	290,104	728,571
Liabilities held for sale	8,892,151	7,812,151
Total liabilities	17,364,828	13,682,898
Stockholders’ Equity:
Preferred stock, 2,000,000 shares of $.001 par value authorized, none issued or outstanding	—	—
Common stock, 75,000,000 shares of $0.001 par value authorized, 70,698,263 shares and 70,198,263 shares issued and outstanding at September 30, 2005 and December 31, 2004	70,698	70,198
Common stock to be issued	20,318	20,318
Additional paid-in capital	61,584,446	64,851,656
Accumulated deficit	(64,958,699)	(64,336,792)
Total Stockholders’ Equity	(3,283,237)	605,380
Total Liabilities and Stockholders’ Equity	$14,081,591	$14,288,278

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$102,125	$169,692	$424,455	$466,809
Cost of revenue	202,607	176,014	615,140	643,555
Gross loss	(100,482)	(6,322)	(190,685)	(176,746)
Selling, general and administrative expenses	418,205	510,025	1,316,825	1,625,643
Write-down of inventory	—	—	—	274,000
Impairment of assets	—	—	—	1,403,046
Total operating expenses	418,205	510,025	1,316,825	3,302,689
Loss from operations	(518,687)	(516,347)	(1,507,510)	(3,479,435)
Other income (expense)
Gain (loss) on disposal of equipment	19,957	—	19,957	(18,912)
Interest expense	(46,462)	(63,110)	(177,942)	(159,691)
Write-off of related party receivable	—	—	—	(264,587)
Other income	133,047	—	140,889	71,800
Loss from continuing operations	(412,145)	(579,457)	(1,524,606)	(3,850,825)
Income from discontinued operations, net of tax	225,752	116,046	700,121	310,783
Net loss	$(186,393)	$(463,411)	$(824,485)	$(3,540,042)
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Income from discontinued operations, basic and diluted	(0.00)	(0.00)	0.01	0.00
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.05)
Weighted average common shares outstanding	70,698,263	70,198,263	70,690,937	69,866,008

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss from continuing operations	$(1,524,606)	$(3,850,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,427	265,907
Loss on related party receivables	—	264,587
Write down of inventory	—	274,000
Impairment of assets	—	1,403,046
Loss on equipment	—	18,912
Non-cash settlement of debt	(151,087)	(65,800)
Changes in operating assets and liabilities: (Increase) decrease in:
Accounts receivable	(40,191)	(5,130)
Inventory	536,423	(2,387,462)
Prepaid expenses	(127,790)	(2,606)
Other receivables	529	24,238
Restricted cash	237,000	644,868
Related party receivable	—	19,450
Other assets	(4,274)	(34,366)
Accounts payable and accrued expenses	169,584	307,121
Net effect on cash from discontinued operations	1,309,933	1,553,001
Net cash provided by (used in) operating activities	564,948	(1,571,059)
Cash flows from investing activities:
Equipment and intangible asset purchases	(910,426)	(39,679)
Cash flows from discontinued operations	(200,516)	(753,705)
Net cash used in investing activities	(1,110,942)	(793,384)
Cash flows from financing activities:
Payments on debt	(843,280)	(63,897)
Proceeds from issuance of notes and loans	1,082,031	2,000,000
Net cash provided by financing activities	238,751	1,936,103
Net increase in cash	(307,243)	(428,340)
Cash and cash equivalents, beginning of year	568,151	504,782
Cash and cash equivalents, end of period	$260,908	$76,442
Cash paid for interest	$34,328	$31,168
Cash paid for income taxes	$—	$—
Non cash financing activity:
Issuance of stock to settle accrued expenses, accounts and notes payable	$87,500	$230,800
Cancellation of shares of common stock in settlement of a receivable from an officer	$—	$50,484
Notes payable related to construction in progress	$—	$325,780
Debt issued to purchase minority interest	$3,354,210	$—

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 and 2004

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a 2-stage gasification system designed to convert waste, biomass, tires and any other solid, hydrocarbon-based materials into economical clean electrical and thermal energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the alternative fuel processing business, including used tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the three and nine months ended September 30, 2005, our tire fuel processing business has generated 100% and 81% of our total revenue.

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

We plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships. We plan to build hydrocarbon-based waste-to-energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam or electricity. These energy infrastructures would be built on the businesses’ premises (“inside the fence”) and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the hydrocarbon-based waste-to-energy infrastructures can become a business’ self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small hydrocarbon-based waste-to-energy plants through our own resources or in conjunction with joint venture partners.

Our short term objective is to complete the start up and testing of our two Thermal Gasifiers™ recently constructed in Cologna Veneta, Italy. We plan to utilize the operating Thermal Gasifier™ units in Italy in our sales, marketing and research efforts during 2005. Upon completion and acceptance of the second of two Thermal Gasifiers™ and payment by our customer in Italy, we will recognize revenue on those units. We have recognized no revenue from the sale or delivery of our Thermal Gasifier™ through the period ended September 30, 2005. During the first quarter of 2005, we formed a Delaware corporation as a wholly owned subsidiary for purposes of advancing our business for the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. The subsidiary is named Cleanergy, Inc. Cleanergy, Inc. had no financial activity through the period ended September 30, 2005.  The Company has employed the services of an experienced executive to advance the business plan and secure a sales pipeline of hydrocarbon-based waste-to-energy projects and business development activities.

During September 2005, we entered into an Asset Purchase Agreement with Midstream Energy Services, LLC pursuant to which we will sell the assets which comprise our helium and gas processing facility and operations. The results of operations of our helium and gas processing facility and operations are shown as income from discontinued operations in our statement of operations. See Note 7. – “Disposition of a Business Segment”.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Inventory

Tire shred inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The tire shred inventory value at September 30, 2005 is zero.

We are also completing the start-up and testing of two Thermal Gasifiers™ in Italy, which have been installed, under a contract for resale to a customer. Both units have been operated in start up phase. The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments already received. Our customer continues to have difficulty securing fuel for the Thermal Gasifiers™ that meets the specifications agreed to in our contract to meet our output performance guarantee. In addition, our customer is in the process of retrofitting downstream equipment provided them by a third party subcontractor. The retrofit is required to bring the downstream equipment into specification to accept the synthesis gas our units produce. Although both the fuel supply and downstream equipment capability concerns are being addressed by our customer, we continue to advise our customer and pursue payment of amounts due us on our contract with our customer. During the three months ended September 30, 2005, management determined that the timing of receipt and amount of payment we could expect to receive is uncertain and therefore,  we reduced the carrying value of the construction in progress inventory by $144,700 to zero. The write down of inventory has been primarily offset by the reversal of $143,204 of accrued expenses, which have been negotiated with certain third party subcontractors and eliminated. The costs of the accrued expenses had been included in the carrying cost of inventory. The net write down of $1,496 has been included in cost of revenue for the three and nine months ended September 30, 2005. We are reimbursed for our out of pocket expenses, with shipping expenses to be paid on completion of the performance test incurred during the start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively.

Components of inventory at September 30, 2005 are as follows:

Helium inventory, valued by first-in, first-out method	$400,452
Construction in progress, valued by first-in, first-out method	—
Less inventory included in assets held for sale	(400,452)
$—

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and nine months ended September 30, 2005 and 2004, we incurred costs for outside resources and expensed $-0- and $15,323, and $117,125 and $306,319 respectively, as selling, general and administrative expense.

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.  For the quarter ended September 30, 2005, we entered into an agreement to dispose of our helium and gas processing facility and operations and have reflected those assets on our balance sheet as assets held for sale at their carrying value. See Note 7. – “Disposition of a Business Segment.”  The impairment review performed for fiscal year 2004 indicated an impairment of long-lived assets at the Hutchins, TX tire processing facility. At the time of the impairment review, net realizable value for these assets was determined to be $300,000, resulting in a net impairment adjustment of $1,403,046. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility (“tipping fees”) and secondly from the sale of processed tire shreds. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the shreds are delivered to the end user. Internal quality controls are in place to ensure that shreds meet the standards required in contracts for the delivery of shreds. This quality control reduces the risk of significant returns and allowances of tire shreds sold. Sales returns are reprocessed and added back to the existing tire shreds. Sales returns are booked based on the Company’s historical experience.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting.

Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share” requires presentation of basic (loss) or earnings per share (“Basic EPS”) and diluted (loss) or earnings per share (“Diluted EPS”).

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

2. Notes Payable

During August 2005, we signed a mutual release and settlement agreement and executed a promissory note for $728,637 with a vendor that provided engineering and consulting services to us for the design and installation of two Thermal Gasifiers™ we built in Cologna Veneta, Italy. The promissory note has a two year term commencing July 15, 2005, bears interest at 8% per annum and replaces and cancels two previous notes dated December 21, 2005 in the original principal amounts of $461,135 and $325,780, respectively, outstanding accrued expenses of $89,219 included as research and development expense in the first quarter of 2005, and accrued and unpaid interest of approximately $18,000. During September 2005, we executed a first amendment to the mutual release and settlement agreement, made a one time lump sum payment of $430,000 to our vendor, and cancelled our August 2005 promissory note. The terms of the first amendment require us to pay our vendor an additional $70,000, in total, to be paid in the amount of 20% of each and every payment we receive from our customer for our Thermal Gasifier™ project in Cologna Veneta, Italy, until the $70,000 is paid in full. We have reflected the $70,000 as a current note payable on our balance sheet. The difference between our August 2005 note payable of $728,637, less our principal cash payments and our lump sum payment through September 2005 of $520,590 and the $70,000 note payable balance is $138,047, which we have reflected as other income, net of estimated legal expense incurred in the settlement of $5,000, in our statement of operations for the three and nine month period ended September 30, 2005.

In connection with our purchase of a 49% interest in our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, Corporation., owned by Mr. Richard C. Strain, our majority stockholder and major debt holder, we issued a $3,354,210 promissory note to Richard Strain, which is payable on demand by Richard Strain at any time after December 31, 2005, or earlier on the date of the commencement of any bankruptcy or insolvency proceedings against us, if any. We have the right to pre-pay the promissory note at any time without penalty.  The promissory note bears interest at the prime rate plus 1.5% annually. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of September 30, 2005. The promissory note is secured by a first priority security interest in all of our assets and a pledge of the Nathaniel Energy Oklahoma Holdings, Corporation (NEOHC) shares that we purchased. See Note 3. – “Related Party Transactions”. As of September 30, 2005 and December 31, 2004, our total indebtedness to Richard Strain was $12,246,361 and $8,892,151, respectively.

On March 17, 2004 we borrowed $2,000,000 from Richard Strain. Our Promissory Note II to Richard Strain relating to the $2,000,000 loan provides a fixed effective interest rate of 3.49% and is payable in equal installments of $540,000 due on October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. Richard Strain has the right, at any time, to convert all or any portion of the outstanding indebtedness of $8,892,151, plus interest, into shares of our common stock. The conversion price is equal to 103% of the average closing price of our common stock for the five trading days prior to March 17, 2004, which was $0.78 per share. The conversion price exceeded the market value of the stock on March 17, 2004.

On April 14, 2005, Richard Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us so that no payments will be required during our fiscal year ending 2005 and that we would revise the debt repayment schedule to allow us to satisfy those payments from either operating cash flows or other financing activities. We expect to pay off our indebtedness to Richard Strain from the proceeds we expect to receive from the sale of our helium and gas processing facility and operations to Midstream Energy Services, LLC. See Note 7. – “Disposition of a Business Segment.”  The $8,892,151, plus interest, due Richard Strain is presented as liabilities held for sale on our balance sheet as the debt is expected to be paid off when we close the sale of our helium and gas processing facility and operations to Midstream out of the proceeds from that sale.

3. Related Party Transactions

During July 2005, we obtained a one year bank line of credit for $500,000, interest payable at the prime lending rate, for additional funding of improvements at our tire fuel processing operations. The line of credit is supported by a standby letter of credit, issued in our bank’s favor, and provided by Richard Strain, our major shareholder and debt holder.  During September 2005, we obtained a $500,000 increase in that bank line of credit which was supported by a corresponding increase in the standby letter of credit provided by Richard Strain. We have borrowed $740,000 against the line of credit as of September 30, 2005.

On September 29, 2005, we entered into and closed a Stock Purchase Agreement with Richard Strain pursuant to which we purchased 4,900 shares of common stock of Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”), our 51% owned subsidiary, for $3,354,210. The purchase price is to be increased if we sell substantially all of NEOHC’s assets within 12 months following the date of the stock purchase agreement, by 49% of the price we receive for those assets in excess of $16,200,000. The NEOHC shares purchased represent 49% of NEOHC. As a result of this acquisition, NEOHC became a wholly-owned subsidiary of Nathaniel. See Note 2 – “Notes Payable” which discussed a promissory note issued to Richard Strain related to the Stock Purchase Agreement.

On October 1, 2004, we entered into a consulting agreement with CJM Group, Inc., a company affiliated with Corey Morrison, to provide senior management and consulting services, contract negotiation, deal structure services, and business and planning services. The agreement has a term of 24 months, unless terminated by either party, and provides that the consultant receive a consulting fee of $12,500 monthly for services provided. During the nine months ended September 30, 2005, the Company paid CJM Group, Inc. $37,500.

As of and for the year ended December 31, 2004, an additional $250,000 in marketing and communication related expenses was accrued to Strong Wilken, Inc., an entity affiliated with Corey Morrison, for corporate marketing and communication services, which was paid during January 2005.

On April 12, 2005 we terminated our October 1, 2004 Consulting Agreement with CJM Group, Inc. and our relationship with Strong Wilken, Inc.

See Note 2 - “Notes Payable” relating to a $2,000,000 loan and issuance of a $3,354,210 promissory note from Richard Strain to the Company.

On June 25, 2004, Stan Abrams retired and resigned his employment with Nathaniel Energy as the Chairman of the Board and Chief Executive Officer. Under the terms of Stan Abrams’ resignation, his employment agreement terminated. Mr. Abrams agreed not to compete with Nathaniel Energy in the gasification, helium and natural gas, renewable energy and/or tire recycling businesses for two years.  Mr. Abrams waived any rights to the return of our patents pursuant to the Amended and Restated Patent Reassignment -Agreement between him, Brett Abrams and Nathaniel Energy. That agreement, by its terms terminated.

On June 25, 2004, Brett Abrams resigned as Vice President, Fuel Processing of Nathaniel Energy on terms similar to Stan Abrams’ retirement and resignation.

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

4. Subsequent Events

On October 12, 2005, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State. The amendment increases our authorized shares of common stock from 75,000,000 to 200,000,000 shares and preferred stock from 2,000,000 to 10,000,000 shares.

On October 31, 2005, 20,000,000 shares of common stock were issued to Richard Strain, a related party, to satisfy an outstanding obligation arising from a debt conversion agreement with Richard Strain dated October 3, 2003. Pursuant to that conversion agreement, $10,000,000 of our indebtedness to Richard Strain was converted into an aggregate of 50,000,000 shares of our common stock. We had 75,000,000 shares of common stock authorized for issuance prior to filing an amendment to our certificate of incorporation and 70,698,263 shares issued as of September 30, 2005. At the time we entered into the conversion agreement, we had 75,000,000 shares authorized and 38,262,664 shares issued and outstanding. We issued 30,000,000 shares of common stock pursuant to the conversion agreement. Accordingly, we did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The conversion agreement provided that to the extent that we did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, Richard Strain had the irrevocable right to the shares that could not be issued.

The amendment to our Certificate of Incorporation also clarified our board of directors’ authority to provide for the issuance of and terms of the preferred stock. No shares of preferred stock have been issued and no terms have been provided as of the time of this filing.

5. Asset Impairment

During the nine months ended September 30, 2004, management changes prompted a review and update of the expected cash flows on long lived assets. Based on this review, operating costs were higher than previously estimated, and an impairment of $1,403,046 was recognized during June 2004 on the assets at the fuel processing facility in Hutchins, Texas. The Company discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount.

6. Inventory

During the nine months ended September 30, 2004, management changes prompted a review and update of the net realizable value of the tire shred inventory at the tire fuel processing facility. Based on this review, the costs to process the tire shred inventory were higher than previously estimated and the operating condition of our equipment would not allow us to process that inventory to salable form during the fiscal period while continuing to process waste tires we were accepting in our day to day operation. During June 2004, we wrote down the inventory by $274,000 to a net realizable value of zero. The net realizable value was calculated using estimated selling prices less estimated costs to process the inventory into a salable form.

7. Disposition of a Business Segment

On September 30, 2005, we and our wholly-owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation (NEOHC) and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. entered into an Asset Purchase Agreement with Midstream Energy Services, LLC pursuant to which NEOHC will sell the assets which comprise our helium and gas processing facility and operations to Midstream Energy Services, LLC. The purchase is $16,200,000 payable in cash at the closing, subject to adjustment as follows:

•                                  upward for any capital expenditures we make relating to the helium and gas operations from August 1, 2005.

•                                  upward for expenses we incur from August 1, 2005 to operate the gas and helium assets.

•                                  upward for all amounts owed to us or our affiliates as of the closing under the contracts which are included in the assets to be sold.

•                                  upward by up to $1,800,000 if Midstream and Colorado Interstate Gas Company enter into an agreement for nitrogen and/or air services which commences on or near January 1, 2007. This agreement, if entered into, is expected to replace our agreement with Colorado Interstate Gas Company, which expires in December 2006, that is included in the assets being transferred.

•                                  downward for any expenses relating to the operation of the gas assets which are attributed to the period before closing that are unpaid at the closing, and the liability for which is transferred to the buyer.

•                                  downward for amounts due under the contracts which are included in the gas assets to be sold that are unpaid as of the closing, and the liability for which is transferred to the buyer.

•                                  downward for all funds, receivables and the like, that are attributable to the gas assets being sold, for all periods from August 1, 2005 to the extent we retain those assets.

Midstream will assume all the liabilities under the contracts included in the gas assets being sold that arise after the closing date.

The closing is subject to the approval of the majority of shareholders as of record of date, among other customary closing conditions.

The Asset Purchase Agreement also provides that we will not negotiate with any third party for the sale of the assets covered by the Asset Purchase Agreement from the date of the agreement until March 31, 2006 if the transaction has not closed by then.

The Asset Purchase Agreement provides that if either party wrongfully terminates the Asset Purchase Agreement, the breaching party will pay the other party a termination fee of $2,000,000.  Additionally if we are the breaching party that wrongfully terminates the agreement, we will reimburse Midstream for the expenses Midstream incurs in performing under the proposed agreement between Midstream and Colorado Interstate Gas Company that is described above, up to $3,000,000.

We expect to use the proceeds from the sale of the assets as follows:

•                                  approximately $3,354,210 to satisfy the promissory note to Richard Strain that was issued in payment for the 49% interest in NEOHC.

•                                  approximately $9,900,000 to repay the outstanding indebtedness to Richard Strain. There is currently no formal agreement between Nathaniel and Richard Strain relating to the repayment of this debt, however Nathaniel has the right to prepay it without penalty.

•                                  the remainder of the sale proceeds for working capital, primarily to advance our Thermal Gasifier™ business, for overhead administration and for closing costs.

In the event the purchase price is adjusted upward so that the net purchase price is greater than $16,200,000, 49% of the adjustment will be payable to Richard Strain pursuant to our Stock Purchase Agreement with Richard Strain described above.

We have reflected the assets to be sold and liabilities to be assumed pursuant to the Asset Purchase Agreement as assets held for sale and liabilities held for sale on our balance sheet as of September 30, 2005.

8. Income Tax Expense

We include in our consolidated statements of operations the results of operations of our wholly owned subsidiary, NEOHC. For periods prior to September 30, 2005, we could not file a consolidated income tax return for federal income tax purposes and therefore we could not use our tax loss against NEOHC’s taxable income for federal income tax purposes. Since the companies filed separate federal income tax returns, the financial statements reflect federal income tax expense and accrued income tax liabilities computed at statutory rates on a separate company basis.

On September 29, 2005, we acquired a 49% interest in NEOHC from Richard Strain. See Note 3-”Related Party Transactions”. As a result of that acquisition, we own 100% of NEOHC as of September 30, 2005 and we are now able to include taxable income or loss of NEOHC with our taxable income or loss for federal income tax purposes. For the quarter ended September 30, 2005, we have computed our federal income tax expense combining our taxable income or loss with taxable income or loss of NEOHC, subject to limitations provided by the federal income tax regulations on the use of our losses during the period.

Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, tire fuel processing and alternative energy. The location and use of our facilities are shown as follows:

• the tire fuel processing operation in Hutchins, Texas, and

• the alternative energy engineering and corporate offices in Englewood, Colorado.

Item 2. Management’s Discussion and Analysis of Results of Operations.

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•             Our ability to raise capital necessary to implement our business plan.

•             Our ability to finance and complete planned projects and facilities upgrades.

•             Risks relating to the closing of the sale of our helium and gas operations and facilities to Midstream Energy Services, LLC.

•             Our ability to execute our business plan and commercialize the Thermal Gasifier™ technology, including building Thermal Gasifiers™ that meet customers’ specifications and that meet local regulatory environmental and permit requirements.

•             Risks related to dependency on a small number of customers.

•             Our ability to satisfy our customers’ expectations.

•             Our ability to employ and retain qualified management and employees.

•             Changes in government regulations which are applicable to our business.

•             The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.

•             Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.

•             The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.

•             Our ability to pay debt service on loans as they come due.

•             Our ability to generate sufficient cash to pay our creditors.

•             Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

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

Company Overview

Our mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Gasifier™ technology: licensing; creating energy infrastructures; and building, owning and operating small hydrocarbon-based waste-to-energy plants. On September 30, 2005, we signed a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which our subsidiaries Nathanial Energy Oklahoma Holdings Corporation (NEOHC) and MCNIC Rodeo Gathering, Inc. will sell substantially all of the assets that comprise our helium and gas processing facilities and operations to Midstream.  Midstream is a privately owned full service energy company engaged in the gathering, processing, treating, compression, dehydration, transportation and marketing of natural gas and natural gas liquids, based in Tulsa, Oklahoma.  Midstream is not affiliated with Nathaniel.  Revenue generated from our discontinued operations, the helium and gas processing business, has provided operating and capital funds for improving our current tire fuel processing operations and further advancing it toward a full service fuel procurement operation, in addition to, furthering the commercialization of our Thermal Gasifiers™. We believe that it is in our best interest to exit the gas and helium processing business and focus our resources in the emerging alternative energy industry through the commercialization of our proprietary patented Thermal Gasifier™ technology.  By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based waste-to-energy projects through our newly formed subsidiary; Cleanergy, Inc. Cleanergy, Inc. has had no activity to date.

We began to implement our planned improvements to the tire fuel processing operations at our facility located in Hutchins, Texas during June 2005 that included; purchasing new processing equipment, improving our handling systems, expanding of our operations facility and site offices and regulatory compliance upgrades. The tire fuel processing facility improvements and expansion provide the foundation for its diversification toward alternative fuel procurement. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. We expect that upon completion of the equipment installation and site improvements, this facility will increase its production and will be able to increase the volume of waste tires it processes. We believe that the increased production will result in increased tipping fee revenue, and increased revenue from the sale of tire shreds. We believe that the addition of new equipment combined with existing equipment in conjunction with facility improvements has enabled us to enter into a three (3) year take or pay contract for the sale of tire shreds, and will provide the resources and infrastructure to enable us to sign new contracts for the acceptance of waste tires.  The new equipment has also improved the quality of the tire shreds thereby enabling us to increase our prices approximately 60% for the higher quality tire shreds.  The improvements should enable us to obtain increased revenue and cash flow from this operation. We completed the primary planned improvements during September 2005 and continue to improve our tire handling and tire shred delivery capabilities to increase the efficiency of the facility. We had expected to complete the planned improvements before the end of September 2005; however, we experienced unexpected delays in equipment delivery, resulting in a completion delay of approximately 30 days.

During the nine months ended September 30, 2005, we generated $344,455 of our revenue, or 81%, from our tire fuel processing division.  We have recognized no revenue from our Thermal Gasifier™ business segment to date; however, we have recognized $80,000 of revenue (or 19% of our revenue) during the nine months ended September 30, 2005 for consulting services provided our customer related to the start-up of the Thermal Gasifiers™ built in Cologna Veneta, Italy.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary of the Company for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. We plan to focus the majority of our resources on this business operation, which will be supported through the advancement of our tire fuel processing division’s expansion for fuel procurement for the hydrocarbon-based waste-to-energy projects.

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

Once we have obtained final acceptance for the two Thermal Gasifier™ units in Cologna Veneta, Italy, we will have access to an operating commercial facility to use in marketing, testing and additional research and development efforts. Our mission in the fourth quarter of 2005 and the first quarter of 2006 is to develop a sales pipeline of qualified hydrocarbon-based waste-to-energy projects, contract for one or more of those projects and initiate implementation as a partner or joint venture member in at least one commercial operation utilizing our Thermal Gasifier™ technology, which activity will be supported through the wholly owned subsidiary, Cleanergy, Inc. and the senior executive charged with project development responsibilities. We have identified a number of opportunities that we are currently pursuing, however we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

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

Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first three quarters of 2005. The quarterly operating results are not necessarily indicative of future results of operations.

				Three Months Ended (unaudited)
	March 31 2005	June 30 2005	September 30 2005	September 30 2004	September 2005 increase	vs. 2004 (decrease)
					$	%

Revenue	$210,364	$111,966	$102,125	$169,692	$(67,567)	(40)%
Cost of revenue	226,128	186,405	202,607	176,014	26,593	15

Gross profit	(15,764)	(74,439)	(100,482)	(6,322)	(94,160)	(1,489)%

Selling general and administrative expense	500,414	398,206	418,205	510,025	(91,818)	(18)

Operating income(loss)	(516,178)	(472,645)	(518,687)	(516,347)

Interest expense	(64,160)	(67,320)	(46,462)	(63,110)
Other non-operating income (expense)	—	7,842	133,047	—
Gain (loss) on sale of equipment	—	—	19,957	—

Loss from continuing operations before income taxes	(580,338)	(532,123)	(412,145)	(579,457)
Income from discontinued operations, net of tax	255,047	219,322	225,752	116,046
Net loss	$(325,291)	$(312,801)	$(186,393)	$(463,411)

Significant non cash charges and expenses:
Depreciation and amortization	$39,333	$39,333	$80,761	$66,271

For the three months ended September 30, 2005, our revenue decreased by $67,567, or 40% to $102,125 from $169,692 during the same period in 2004. The decrease is due primarily to the shut down of the tire fuel processing facility during most of the third quarter to install new equipment and upgrade the facility. The tire fuel processing division generated all of our revenue during the third quarter. During the shutdown, we were able to accept a limited number of waste tires and generate tipping fees (a fee we receive for each waste tire we accept), however we were unable to shred those tires into tire derived fuel, which we sell to a major customer. The equipment installation and the facility improvements have been primarily completed by the end of the third quarter 2005.  We expect the tire fuel processing operation to begin to generate an increase in revenue in the fourth quarter of 2005 with the new equipment placed in service and operating improvements, which we continue to make at the facility, allowing us to accept and shred more waste tires. These improvements increase our tipping fee revenue, produce a greater volume and improve the quality and value of tire shreds, thereby increasing our tire fuel revenue.

During the nine months ended September 30, 2005, revenue decreased $42,354, or 9%, to $424,455 from $466,809 for the same period in 2004. The decrease is primarily due to our tire fuel processing division revenue which generated revenue of $344,455, a decrease of $122,354, or 26% from $466,809 during the nine months ended

September 30, 2004 this was due to the facility shut down in the third quarter, the production down time for equipment repair we experienced during the first half of 2005 and disruption to the operation in June 2005 while we reorganized the processing line to accept delivery and began to install new tire fuel processing equipment. We also we recognized $80,000 of revenue for start-up consulting services provided to our customer for the Thermal Gasifier™ built in Cologna Veneta, Italy during the nine months ended September 30, 2005 with no such revenue recognized during the comparable period in the prior year.

Gross loss for the three months ended September 30, 2005 was $100,482, an increase of $94,160 compared to gross loss of $6,322 for the three months ended September 30, 2004. In addition to our decrease in revenue, which contributed $67,567 to our increase in gross loss, we incurred additional equipment rental expense of $57,902 for trailers to store and collect waste tires at our facility until we were able to shred and deliver the tire derived fuel to our customer offset by a $29,909 decrease in payroll and related employee costs resulting from a reduction in our work force during the shutdown of the facility.  We recognized a write down in our inventory included in our gross loss of $1,496 related to the two Thermal Gasifiers™ we built for our customer in Cologna Veneta, Italy.

Gross loss for the nine months ended September 30, 2005 was $190,685, an increase of $13,939, or 8% compared to gross loss of $176,746 for the nine months ended September 30, 2004. Gross loss from our tire fuel processing operation increased by $140,186, or 163% from $86,137 during the nine months ended September 30, 2004 to $226,323 in the current year. In addition to a loss in revenue of $42,354, our increase in gross loss is due primarily to an increase in transportation expense of $39,406, increase in storage equipment rental, primarily trailers, of $58,057, offset by a reduction in depreciation expense of $113,775 as a result of an asset impairment during the second quarter 2004, which reduced the carrying value of those assets and the related depreciation expense for all periods subsequent to that impairment and a decrease in equipment repairs and maintenance expense of $9,648,. Gross profit from consulting services for the start-up of the Thermal Gasifiers™ built in Cologna Veneta, Italy was $35,641 for the nine months ended September 30, 2005. We recognized no gross profit from our Thermal Gasifier™ business during the same period in 2004.

Total selling, general and administrative expenses decreased by $91,820 or 22% from $510,025 for the three months ended September 30, 2004 to $418,205 for the three months ended September 30, 2005. The decrease in selling, general and administrative expenses is due primarily to a decrease in legal and consulting expenses of approximately $65,000 and a reduction in advertising expense of approximately $28,000.  For the nine months ended September 30, 2005, selling, general and administrative expenses decreased by $308,818, a 19% decrease, to $1,316,825 from $1,625,643 during the same period in 2004. The decrease is primarily due to a decrease in research and development expense of $117,125, a decrease in payroll and related employee expenses of approximately $64,000 resulting from a reduction in headcount, a decrease in professional and consulting fees of approximately $27,000, and a reduction in advertising expense of approximately $37,000.

Interest expense decreased by $16,648 from $63,110 for the three months ended September 30, 2004 to $46,462 for the three months ended September 30, 2005 due primarily to the reversal of accrued interest of approximately $18,000 on promissory notes which were renegotiated and paid to a third party vendor during the quarter. Interest expense increased by $18,251 from $159,691 for the nine months ended September 30, 2004 to $177,942 for the nine months ended September 30, 2005 due primarily to an increase in our notes payable balance over the same period in the prior year.

Other income includes $133,047 income from the settlement of a note payable. We entered into a $728,637 note payable with a vendor on August 2005. During September 2005, we made an advance payment on, and extinguished, the note. The value of the note of $728,637 less our principal cash payments and our lump sum payment through September 2005 of $520,590 and an unsecured non-interest bearing note we exchanged in the settlement of $70,000 is $138,047, which we have reflected as other income, net of estimated legal expense incurred in the settlement of $5,000, in our statement of operations for the three and nine month period ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005 we owed $525,370 to financial institutions under installment notes with an average interest rate of 4.5%, of which, $414,689 is secured by land or equipment.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $17,000.

In addition, we have $8,892,151 in secured loans from Richard Strain with an average interest rate of 6.0%. During March 2004, we borrowed $2,000,000 of this total with principal and interest payable in four quarterly payments of $540,000 each on October 1, 2005, and January 1, April 1, and July 1, 2006 with an effective interest rate of 3.49%. The remaining amount due Richard Strain of $6,892,151 is due in quarterly principal and interest payments of $572,876 from March 2007 through December 31, 2009. All loan amounts from Richard Strain may be converted, at Richard Strain’s option, into shares of our common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004. On April 14, 2005, Richard Strain agreed to restructure payment terms on the outstanding debt and accrued interest due from us so that no payments will be required during our fiscal year ending 2005.

In connection with our purchase of a 49% interest in our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, Corporation (NEOHC), owned by Mr. Richard C. Strain, our majority stockholder and major debt holder, we issued a $3,354,210 promissory note to Richard Strain, which is payable on demand by Richard Strain at any time after December 31, 2005, or earlier on the date of the commencement of any bankruptcy or insolvency proceedings against us, if any. We have the right to pre-pay the promissory note at any time without penalty.  The promissory note bears interest at the prime rate plus 1.5% annually. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of September 30, 2005. The promissory note is secured by a first priority security interest in all of our assets and a pledge of the NEOHC shares that we purchased.

During August 2005, we signed a mutual release and settlement agreement and executed a promissory note for $728,637 with a vendor that provided engineering and consulting services to us for the design and installation of two Thermal Gasifiers™ we built in Cologna Veneta, Italy. The promissory note has a two year term commencing July 15, 2005, bears interest at 8% per annum and replaces and cancels two previous notes dated December 21, 2005 in the original principal amounts of $461,135 and $325,780, respectively, outstanding accrued expenses of $89,219 included as research and development expense in the first quarter of 2005, and accrued and unpaid interest of approximately $18,000. During September 2005, we executed a first amendment to the mutual release and settlement agreement, made a one time lump sum payment of $430,000 to our vendor, and cancelled our August 2005 promissory note. The terms of the first amendment require us to pay our vendor an additional $70,000, in total, to be paid in the amount of 20% of each and every payment we receive from our customer for our Thermal Gasifier™ project in Cologna Veneta, Italy, until the $70,000 is paid in full. We have reflected the $70,000, which does not bear interest, as a current note payable on our balance sheet.

During July 2005, we obtained a one year bank line of credit for $500,000, interest payable at the prime lending rate, for additional funding of improvements at our tire fuel processing operations. The line of credit is supported by a standby letter of credit, issued in our bank’s favor, and provided by Richard Strain, our major shareholder and debt holder.  During September 2005, we obtained a $500,000 increase in that bank line of credit which was supported by a corresponding increase in the standby letter of credit provided by Richard Strain. We have borrowed $740,000 against the line of credit as of September 30, 2005.

The following is a summary of Nathaniel Energy’s cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended September 30,
	2005	2004

Operating activities	$564,948	$(1,571,059)
Investing activities	(1,110,942)	(793,384)
Financing activities	238,751	1,936,103

Net effect on cash	$(307,243)	$(428,340)

For the period ended September 30, 2005, the net cash provided by operating activities of $564,948 is due primarily to a net loss of $1,237,909, non-cash settlement of debt of $151,087, and an increase in prepaid expenses of $127,790 offset by non-cash operating expenses for depreciation and amortization of $159,427 and changes in operating assets and liabilities which increased net cash as a result of a reduction in inventory of $536,423, reduction in restricted cash of $237,000, an increase in accounts payable and accrued expenses of $169,584 and the positive net effect on cash from discontinued operations of $1,023,235.

The change in net cash used in investing activities of $1,110,942 is due to the purchase of equipment and facility improvements, primarily at our tire fuel processing operations during the nine months ended September 30, 2005.

The change in net cash provided from financing activities of $238,751 is due to principal repayments of debt of $843,280 offset by issuance of notes and borrowing on our line of credit of $1,082,031 during the nine months ended September 30, 2005.

For the period ended September 30, 2004, the net cash used in operating activities of $1,517,059 is due to a net loss for the quarter of $3,850,825, an increase in inventory of $2,387,462 primarily for the construction two Thermal Gasifiers™ in Cologna Venetta, Italy, offset by non-cash operating expenses including depreciation and amortization of $265,907, loss on related party receivables of $264,587, write-down of inventory of $274,000, impairment of assets of $1,403,046, an increase in accounts payable and accrued expenses of $307,121, and the positive net effect on cash from discontinued operations of $1,553,001.

The change in net cash used in investing activities of $793,384 is due primarily to cash used by discontinued operations of $753,705 during the nine months ended September 30, 2004.

The change in net cash provided by financing activities of $1,936,103 is due to a $2,000,000 debt issuance, offset by debt repayments of $63,679 during the nine months ended September 30, 2004.

Nathaniel Energy had cash of $260,908 at September 30, 2005 which will be used to fund the Company’s operations, pay current debts, partially fund the execution of our Thermal Gasifier™ business plan and make improvements at our tire fuel processing operations in Hutchins, Texas.  We also have a $1,000,000 line of credit, as discussed above.  We used approximately $310,000 of the line of credit to complete improvements at our tire fuel processing operation in Hutchins, Texas and $430,000 to pay off a promissory note due a vendor.

We expect that as a result of the improvements made at our tire fuel processing division during the third quarter 2005, that the tire fuel processing operations will generate future positive net cash flows from operating activities, which will be sufficient to repay our outstanding balance on our line of credit and provide additional funding for our corporate overhead expenses and implementation of our Thermal Gasifier™ business plan.

On September 30, 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we will sell the assets which comprise our helium and gas processing facility and operations to Midstream for $16,200,000, payable in cash at the closing. We expect to use the proceeds from the sale of the assets as follows:

Cash to be received from Midstream at closing		$16,200,000
Less:	Repayment of stockholder notes payable	(12,246,361)
	Payment of accrued interest through September 30, 2005	(1,023,713)
	Estimated expenses of sale	(358,500)
Expected net proceeds		$2,571,426

The Purchase and Sale Agreement provides that in the event that we or Midstream sign a new Operating Agreement with Colorado Interstate Gas Company to replace our current agreement with them expiring in December 2006, which represents a positive adjustment to the purchase price of $1,800,000, of which there can be no assurance, we would receive additional cash proceeds of $918,000. Under the terms of a Stock Purchase Agreement with Richard Strain, our major shareholder and debt holder, whereby we purchased his 49% ownership interest in NEOHC, Richard Strain is entitled to 49% or $882,000 of this positive adjustment.

Our working capital deficit as of September 30, 2005 was $5,641,545. We plan to reduce this deficit from the net proceeds we expect from the sale of our helium and gas processing facility by $4,377,923, included in current liabilities, which is comprised of $1,023,713 of accrued interest and $3,354,210 of notes payable due Richard Strain. The remaining expected gross proceeds of $2,571,426 will be used as working capital for overhead and to advance our tire fuel processing operation and the commercialization and marketing of our Thermal Gasifier™ technology.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The company’s disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the company’s internal control over financial reporting during the company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits.

3.1           Certificate of Incorporation

3.2           Articles of Amendment to Articles of Incorporation, filed on August 6, 1999

3.3           Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002

3.4           Certificate of Amendment to Certificate of Incorporation, filed on October 12, 2005

3.5           Amended and Restated By-Laws*

10.1         Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain

10.2         $3,354,210 Promissory Note dated September 29, 2005 from NEOHC to Richard Strain

10.3         Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services

10.4         Nathaniel Energy Corporation 2005 Equity Participation Plan

10.5         Mutual Release and Settlement Agreement dated August 3, 2005 (the “Settlement Agreement”) between Nathaniel Energy Corporation and Merrick & Company

10.6         First Amendment to the Settlement Agreement dated September 14, 2005

31.1         Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes document filed as an exhibit to our Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION

(Registrant)

Date: November 21, 2005

By:	/s/ George A. Cretecos
George A. Cretecos
Chief Executive Officer
Nathaniel Energy Corporation