Form 10KSB
period 2005-12-31
NATHANIEL ENERGY CORP
filed 2006-03-31
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303)690-8300

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class:
Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Nathaniel Energy’s revenues for its most recent fiscal year (2005): $689,428

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 24, 2006 was $6,294,216.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 24, 2006 is 90,698,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

NATHANIEL ENERGY CORPORATION
TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “continue”, or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•       Risks that a post-closing determination of the purchase price adjustments for the sale of our helium and gas processing facilities and operations will not result in a material, or any, increase to the price paid at closing.

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

PART I

Item 1.                        Description of Business.

General

Our Mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. Over the last three years, Nathaniel has positioned itself as a hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Nathaniel’s main focus is on its proprietary patented technology, the Thermal Gasifier™, which is a 2-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and most any other solid, hydrocarbon-based materials into clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union emission regulations.

We have been in the fuel processing business, including waste tire recycling and collection services, since 1997, and we have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During 2005, we improved the equipment and facilities to further expand the fuel processing operation toward a full fuel procurement division to support the planned commercialization of our Thermal Gasifier™ business.

We operated a helium and gas processing facility in Keyes, Oklahoma from April 2003 to March 7, 2006 when we sold the assets which comprise our helium and gas processing facilities and operations to Midstream Energy Services, LLC.

During the year ended December 31, 2005, our tire fuel processing and alternate energy businesses generated 88% and 12% of our total revenue, respectively.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources are focused on this business model.

We focus our patented technology, the Thermal Gasifier™ in three main areas; creating energy infrastructures, building, owning and operating small waste-to-energy plants and licensing.

We plan to build energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam and/or electricity. These energy infrastructures would be built on the businesses’ premises (“inside the fence”) and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the energy infrastructures can become a business’ self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small waste-to-energy plants through our own resources or in conjunction with joint venture partners. Eventually, we plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships as we mature our commercialization activities.

We continued to work with and support the project owner of our two Thermal Gasifiers™ constructed in Cologna Veneta, Italy during 2005. In addition, we began using the operating Thermal Gasifier™ units in Italy for our sales, marketing and research efforts. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through our year ended December 31, 2005.

Description of Thermal Gasifier™ Technology

The Thermal Gasifier™ uses waste tires (tire-derived-fuel—TDF), fuel derived from municipal and industrial waste streams (refuse-derived-fuel—RDF), wood waste, and agricultural waste (biomass). Fuel for the Thermal Gasifier™ is placed on a belt that moves through a chamber where it is subjected to high temperatures and converted from a solid to a gas in a process called gasification. The resulting gas which is called synthesis gas or syngas is withdrawn into a separate chamber where it is combusted at temperatures of approximately three thousand degrees Fahrenheit, and produces heat, elemental carbon, carbon dioxide, low levels of carbon monoxide, sulfur dioxide, and nitrogen oxides. The process also generates two forms of ash. The first is bottom ash, the unburnable solids remaining in the fuel, such as the burned carbons, metals, rock and sand. The second is fly ash, small particles commonly known as particulate, which is captured in filters.

As a result of the pre-combustion gasification and high temperatures achieved in the Thermal Gasifier™, pollutants are only generated in very small quantities, well below current EPA environmental standards. The Thermal Gasifier’s™ high temperatures destroy 99.9% of hazardous air pollutants emitted from refuse-derived-fuel and tire-derived-fuel, including PCBs, dioxins, and furans. Most gaseous pollutants are captured by scrubbers or catalytic converters and the remaining pollutants fall well below EPA standards.

The construction of the Thermal Gasifier™ is relatively straightforward and, our process control system features modern computer technology. The process control system monitors and controls all aspects of fuel and air volume to maintain optimal combustion. This system is semi-automated reducing the manpower needed to supervise the Thermal Gasifier’s ™ operation. The process control system features self-diagnostic and corrective action functions prompting the operator to take action if a problem occurs which is beyond the ability of the computer system to correct. The Predictive Failure Analysis function pinpoints potential weak spots that can be dealt with as a preventative maintenance item before a more costly failure occurs.

While the Thermal Gasifier™ is adaptable to most any combustible material, the Rubber Manufacturers Association has reported that tire-derived-fuel has higher heat energy by weight than most types of coal, with lower moisture content, more combustible matter and less fixed carbon as compared to most types of coal. We believe that the abundance of discarded tires in the United States and the European Union and the resulting environmental hazard they represent provides an opportunity to expand our collection and shredding of waste tires, for fuel for the Thermal Gasifier™.

Environmental Testing

In May 2000 Bord Na Mona Environmental Limited, an environmental management company conducted a comprehensive environmental test on our behalf of a Thermal Gasifier™ temporarily installed at a facility in County Louth, Ireland. During this testing the Thermal Gasifier™ was fueled with refuse-derived-fuel. Testing was conducted for more than 50 different chemical pollutants, including dioxins and PCBs, many of which are extremely hazardous. The report concludes that the Thermal Gasifier™ was within then and pending European directive limits. Management believes it is significant that the tests show extremely toxic substances in emissions, including dioxins, furans, chlorophenols, chlorobenzenes, and polycyclic aromatic hydrocarbons are significantly below the allowable European limits, less than 10% of standard in all cases, with many compounds completely absent.

Marketable Byproducts

Most byproducts of the Thermal Gasifier™ can be marketable.

Primary byproducts include:

•       Heat—useable for heating purposes, such as heating and cooling adjacent facilities, or for steam generation.

•       Electricity—produced by the addition of steam turbines and generators, for use in a companion project or for sale to the local utility.

Secondary byproducts include:

•       Carbon black (when TDF is the fuel used), which can be sold for use in tire manufacturing, water filtration, and in the cosmetics industries.

•       Carbon dioxide, which can be sold to greenhouse operators for use in growth enhancement or for other industrial processes involving carbonation.

•       Sulfur dioxide, which can be sold in the form of gypsum.

•       Nitrogen, which can be sold for industrial and cryogenic uses.

Our ability to market any of these secondary byproducts is dependent upon the demand for those byproducts in the local business community and our ability to further process and distribute them at competitive prices.

We believe the marketable byproducts produced by the Thermal Gasifier™ are ideally suited for use in proximity with a variety of industrial operations, such as gas pipelines, chemical plants, printing facilities, industrial parks, and designated “clean energy” generation sites, especially in colder climates where heat is used for heating adjacent structures or for co-generation of electricity. We have generated no revenue from the sale of Thermal Gasifiers™ or any byproducts from the operation of a Thermal Gasifier™ to date.

Business Model

We focus our patented technology, the Thermal Gasifier™ in three main areas; creating energy infrastructures, building, owning and operating small waste-to-energy plants and licensing.

Our primary plan is to seek qualified joint venture partners to build, own and operate small waste-to-energy plants or utilize our technology under a license where we will become an ongoing participant in the project. Our joint venture percentage ownership will vary with each  venture. We are focused on forming joint ventures with partners who possess one or more of the following attributes:  financial capability to cover the project’s development and capital costs, governmental resources to assist in the permitting, technical expertise, and host business applications that will support a successful operation. We have not generated any revenue from licensing or joint ventures to date. Eventually, we plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships as we mature our commercialization activities.

Nathaniel Energy is presently divided into two business segments; renewable energy through waste-to-energy plants utilizing our Thermal Gasifier™ technology and tire fuel processing providing an alternative fuel supply from waste tires. Going forward we will build on our present organization and take advantage of existing strengths. The Thermal Gasifier’s™ commercial activities will be concentrated in our wholly owned subsidiary, Cleanergy, Inc., created in 2005. Cleanergy’s primary mission will be commercialization of the technology by creating energy infrastructures for commercial and industrial customers, and building, owning and operating small waste-to-energy plants alone or under joint venture.

Some of our waste-to-energy plants may have a sustainable supply of waste fuels available from the host/customer with no additional fuel needed, which is the ideal situation. Other facilities may require additional fuel to utilize installed generation capacity, or they may need supplemental fuel to raise the average fuel value or the volume of fuel needed to efficiently operate the technology. Cleanergy will use our tire fuel processing facilities, such as the Hutchins, TX operations, to furnish tire-derived-fuel to those waste-to-energy plants that need supplemental fuel within that region. The tire fuel processing division will continue to expand and eventually grow toward a full fuel procurement agent for all other fuels at plants with capacity greater than the local waste fuel supply. This will take advantage of existing expertise within Nathaniel and allow us to increase throughput at various tire fuel processing facilities as we expand, create a new market for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of waste-to-energy solutions.

Proposed Expansion of Business

We continued to work with and support the project owner of our two Thermal Gasifiers™ constructed in Cologna Veneta, Italy during 2005. In addition, we began using the operating Thermal Gasifier™ units in Italy for our sales, marketing and research efforts during 2005. The Thermal Gasifiers™ are being used in a co-generation waste-to-energy plant. Our contracts for this project have been amended several times and most recently under the terms of the amended agreement, we were required to have both Thermal Gasifiers™ operating on RDF and capable of producing 19,240 Kilograms of steam per hour, by June 30, 2005.

Our responsibilities to perform our obligations under the new agreement were subject to other parties involved in the project fulfilling their respective obligations, which needed to be completed before we could perform certain aspects of our obligations. The June 30, 2005 completion date has been further extended to an undefined date in 2006 to allow the other contract parties to correct and fulfill their respective duties under the amended contract.

While the plant continues to operate at reduced capacity our compensation under the agreement for $2,100,000 less any penalties will require us to complete the final performance testing. We are also entitled to reimbursement of approximately $275,000 for costs incurred for shipping, transport and packaging costs, and monthly payments of $40,000 to provide on-site technical support for the final start up testing, training and operation of the Thermal Gasifiers™.

The contract provides financial penalties if the performance of the Thermal Gasifiers™ do not meet performance output guarantees specified in the agreement. The delays on the performance testing are due to other contract parties making changes to other equipment that will have a direct effect on the final performance. Those parties are trying to improve these systems to limit any penalties during testing. Penalties on the output of steam from the Thermal Gasifiers™ reduce our payments by $11,000 for each tenth of a percentage point if the unit’s steam output is less than the output indicated in the agreement up to $649,000. If the steam output deficiency is greater than 15%, there is an additional penalty of $14,510 for each 1% deficiency in output below 15%. These penalties apply unless our inability to perform is related to another party’s performance, specifically, delivery of fuel in accordance with specifications which have a direct relationship to the Thermal Gasifier™ steam output. We have the right to test fuels provided to determine whether such fuels meet the contracted fuel specification.

Under the contract, any intellectual property and know-how related to any change or update to any part of the Thermal Gasifier™ is owned and retained by us and we will have access to the facility for demonstration, marketing and research purposes, including access to operating data, fuel samples and other information related to the operation of the facility.

During 2005 we were paid a total of $600,000 toward the contract price and received $60,000 in consulting fees related to on-site technical support. Although we believe we have performed in accordance with our contract and continue to support the project owner we are also working to collect the full contract price. The amount of payments, other than those received, and date of collection is uncertain at this time.

As we expand our business development activities we will continue to use the waste-to-energy plant in Cologna Veneta, Italy as “proof of process” for our first commercial Thermal Gasifiers™ demonstration of a more economical, clean dependable energy alternative to fossil fuels worldwide. The focus will be on forming joint ventures with partners or customers that will benefit from waste-to-energy facilities in an “inside the fence” opportunity where there is an urgent need to solve a waste disposal problem and an energy need at a specific host location. The  need for a waste disposal option combined with the host’s option to use the total energy output from the Thermal Gasifier™, specifically when the industrial or municipal customer buys 100% of the steam and/or electric output from the project, represents a “closed loop” contract arrangement. This arrangement avoids our market price risk from the ongoing sale of the energy commodities and contractually matches the energy production obligation directly to the heat content of the disposed waste. Selling the energy commodities at a retail rate to the host enhances the return on a project.

There are two distinct trends pulling our solution into the marketplace, the increasing interest in waste disposal options and a need to contain ever increasing energy costs driven by our dependency on fossil fuels. Our solution diverts waste from landfills, mitigates increasing costs associated with waste disposal and helps reduce our dependency on fossil fuels thereby helping to contain energy costs.

As the market matures, the typical project will be a stand alone project that we build, own, and operate solely or under a joint venture. We will need to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. This will also require contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns in this type of “open loop” contract arrangement.

Once the market has fully matured, and the “best practices” for operating the Thermal Gasifier™ have been captured in standard operating procedures, there will be an opportunity to leverage the sales of the Thermal Gasifier™ with licensing agreements to qualified companies, joint venture partners, and distributorships.

We plan to transform the tire fuel processing operations into a full waste fuel procurement and management division. Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or can be blended with other waste fuels to achieve energy content stability. We will receive a fee for accepting waste tires and expect to develop additional markets for our current and future tire-derived-fuel products. We have completed equipment and facility improvements to increase production at our tire fuel processing facility during 2005, which will allow us to increase our tire-derived-fuel revenues. At the same time we will prepare to support potential waste-to-energy projects in the southwest as we work at developing this segment toward a complete fuel procurement and management division.

Tire Fuel Processing Operation

Since 1999 we have operated a tire fuel processing facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire processor and tire storage facility. We are paid a tipping fee (fee paid per tire received) for accepting waste tires. We process the waste tires into tire-derived-fuel at our facility. We sell the TDF product from our tire fuel processing operation to one major user, our primary customer, Energis, is a wholly owned subsidiary of a large cement company located in Texas, which uses the tire-derived-fuel for firing its kilns, thereby displacing equal amounts of coal.

During 2005, we renovated the facility and invested approximately $1,100,000 in new equipment and improvements which increased our processing capability and improved the quality of the tire-derived-fuel we produce. The renovation was primarily completed by September 2005. We negotiated a new contract with our major customer, Energis, which increased our tire-derived-fuel price to them by approximately 67% during the fourth quarter of 2005.  We are actively seeking additional supply and customer contracts. As a result of our investment, our total tire processing capacity increased from approximately 800 tons per month to approximately 2,400 tons per month based on the equipment’s maximum performance. Our average monthly production of tire derived fuel during the fourth quarter of 2005 was approximately 1,500 tons. During 2006, we expect to increase the volume of waste tires we accept which will increase our tipping fee revenue.

Intellectual Property

We own three U.S. patents, the latest issued in March 2003, and have two U.S. and two European patents pending.

Our two initial patents apply to the construction methodology and design of our Thermal Gasifier™ biomass burner and were issued in 1993 and 1994. These patents expire in 2011 and 2012, respectively. One additional patent for our gasifier system and method of gasification was issued in 2003 and expires in 2018. Our patents cover the design of a fuel efficient dual combustion chamber and a unique computerized method of mixing air with combustible gas.

We also have two US patent applications pending, one filed during 2002 related to improvements in our gasifier system which reduces air and water pollutants and the second, filed in 2004, related to our oxygen-based biomass combustion system and controls. In addition, two European patent applications are currently pending on our gasifier system and method of gasification and on our oxygen based biomass combustion system.

Government Approval / Environmental Laws and Regulation

Operation of a Thermal Gasifier™ and a tire fuel processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating our environmental compliance are the U.S. Environmental Protection Agency (EPA), Department of Environmental Quality and comparable regulatory agencies and departments in the states where we establish operations. We are subject to the air quality programs under federal and state law.

Our tire fuel processing operation in Texas is subject to regulation by the Texas Commission of Environmental Quality. We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expires December 20, 2007 and is renewable based upon our compliance with the Texas Commission’s rules governing waste tire management. While we have been cited for certain compliance issues during the year, with the recent improvements we have made to these facilities we believe the tire fuel processing operation is now in compliance with those rules. We continue to maintain our fuel processing facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could loose our permit to operate the facility. During 2005, we expensed approximately $10,000 to dispose of un-salable tire shreds.

Before we can begin any Thermal Gasifier™ or tire fuel processing operations at any location, we are required to obtain air emission permits, as well as, obtain appropriate construction and other necessary permits.

Failure to comply with the laws promulgated by these authorities could result in monetary sanctions, liability for environmental clean up, and other remedies. To maintain our compliance, we may make occasional changes in our waste generation and disposal procedures, Thermal Gasifier™ operation or other operations. We believe these laws and regulations will not have a material adverse effect on our capital expenditures or competitive position. We believe that our technology complies, in all material respects, with the various federal, state, and local regulations that apply to its current and proposed operations.

Research and Development

During 2005, we spent $117,125 for research and development related to our Thermal Gasifier™ technology and over $150,000 in engineering salaries dedicated to internal product development, expensed as general and administrative expense. During 2004, we spent $68,729 for research and development and over $100,000 in engineering salaries. In addition, we capitalized $13,410 of patent related costs and $299,339 of cost related to technical documentation, drawings, design engineering on our Thermal Gasifier™ technology in 2004. We plan to continue increasing internal product research and development with a goal of offering our customers the best and most efficient product solutions.

Market Opportunity

Demand for licensing the Thermal Gasifier™ technology and creating energy infrastructures or small waste-to-energy plants using the Thermal Gasifier™ all increase as the cost of traditional energy costs rise. In industries with high energy demands such as chemical plants or refinery operations, grid blackouts or other service interruptions also drive the need for more reliable distributed energy infrastructures that can be provided utilizing the Thermal Gasifier™.

According to the Rubber Manufacturers Association (RMA), there are up to 275 million waste tires in stockpiles in the United States. The RMA estimates that in 2003 alone, 290 million tires were scrapped. Of these 290 million tires, about 130 million were used as fuel, 123 million were recycled, and 57 million were disposed of or buried in landfills.

The use of waste tires for fuel is currently the largest single use of waste tires. Tire-to-energy technology preserves natural resources by utilizing the stored energy in petroleum-based tires. Tires have a heating value of 12,000 to 15,000 BTU’s per pound (6,668 to 8,335 kilo calories per kilogram). Each twenty pound (nine kilogram) car tire is equivalent to about twenty-five pounds (11.4 kilograms) of bituminous coal. Tires contain less ash than most types of coal and less sulfur than most bituminous coals. Tires are shredded into tire-derived-fuel. In 2003, cement kilns, pulp and paper mills, electric utilities, waste-to-energy plants, and industrial boilers burned approximately 130 million tires. However, management expects new emission regulations will be enacted which will reduce the percentage of waste tires used to fuel cement kilns and other industrial applications. Only a select few facilities use whole tires and/or tire-derived-fuel as the only fuel, most mix or “co-fire” the tires/tire-derived-fuel with other fuels, such as coal.

Our Thermal Gasifier™ technology provides a viable method of utilizing waste tires, reducing landfill and stockpile accumulations while generating clean dependable energy and other marketable byproducts in an environmentally friendly manner.

Competition

The expanding alternative fuel industry is a rapidly changing field of technology. We compete within a broad spectrum of products as this industry continues to expand including: traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification technologies. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Gasifier™. Management believes that the modularity,  flexibility of multi-fuel capability, associated low emissions, the advanced state of our development and competitive pricing for the manufacture and installation of the Thermal Gasifier™, positions us to capture a share of the waste-to-energy market.

There are numerous examples of laboratory scale and pilot plant operations, however, very few successful commercial scale facilities have been constructed to extract the energy contained in solid waste materials. The technologies that attempt to do so fall within a few basic categories.

Mass Burners/Incinerators

These represent more than 95% of the installed base of waste-to-energy extraction facilities. These facilities take the solid material and burn it in a heated air stream. The primary purpose of these facilities is to reduce the volume of the solid material prior to disposal or to render the solid material less hazardous. Heat produced by this burning may be extracted by a boiler or it may be released directly into the environment. Most of the installed facilities are nearing the end of their useful lives and are not considered for replacement primarily due to the emission of air pollution associated with this equipment, or are being retrofitted to conform to the newer environmental emission standards.

Gasifiers

Gasifiers represent the next generation in the evolution of mass burners and incinerators. The solid material is heated in an oxygen-starved environment  where the gaseous components of the solid material are released. These gaseous components or synthesis gas retain the heat producing qualities of the solid material. The synthesis gas is used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. The only successful commercial gasifiers use the heat to produce steam in a boiler. There have been laboratory and pilot plant scale examples of gasifiers that collect the synthesis gas once quenched and cleaned to power internal combustion engines or turbines but they require further engineering and development to prove economical to use. Currently there are approximately 12 companies investigating gasifier technology that have laboratory scale or pilot plant models, and one company with a few operating plants that combust the synthesis gas to create heat to produce steam and electricity.

Plasma Conversion

Plasma conversion uses electrically generated plasma to produce temperatures high enough to gasify solid fuels. The most successful version uses plasma to maintain a bath of molten iron in which the solid fuel is added. The fuel then gasifies and the synthesis gas is withdrawn to extract the heat energy. Plasma conversion has the potential to become a successful commercial technology and represents potential competition for our technology. Capital costs for plasma conversion are higher than gasification but still competitive; however, the operating costs are significantly higher than gasification operating costs.

Fluidized Bed Reactors

Fluidized bed reactors function by injecting the solid fuel into a bed of heated sand that is fluidized with air or a non-reactive gas. The heated fluidized sand and solid fuel releases the synthesis gas for extraction of the heat energy. Fluidized bed reactors have been used for many decades but have not gained recognition as a viable solid fuel conversion technology due to the myriad of engineering difficulties that have not been solved. We do not believe that fluidized bed reactors will play an important role in the solid fuel energy extraction field.

Retorts

Retorts are vessels in which the solid fuel is placed. The vessel is then heated until the synthesis gas is released and collected. The vessel is cooled, the remaining solid debris is removed and the process repeated. Retorts have been used in a number of industrial-scale applications and all have proved economically, environmentally and technically unworkable for energy extraction from solid fuels. To our knowledge, no new installations of retorts are proposed or are being constructed.

The following table shows the state of the market based upon data available at the end of 2005.

Solid Fuel Conversion Technology

Technology	Installed Base (MW)(1)	% Change from 2003 Increase (Decrease)
Mass Burners/Incinerators	795	(87)
Gasifiers	175	15
Plasma Conversion	15	8
Fluidized Bed Reactors	280	(30)
Retorts	50	(90)

Source:   National Renewable Energy Laboratory, 2005

(1)          Total megawatts produced.

We are only aware of one gasifier technology company marketing equipment for the 1 to 50 megawatt power market that has operating facilities. We do compete for waste-to-energy business with different competitors in each addressed market. Our competitors, however, may have financial and marketing resources far greater than those available to us and may have greater application for large waste streams, such as municipal waste from large cities.

In industries with high energy demands, such as specialty gas plants, chemical manufacturing or refineries, we compete with the local utility which provides traditional electrical power, in addition to alternate power sources such as solar or wind power.

In industries with regulated waste disposal, we compete with incinerators and waste management companies. In some cases these solutions may provide lower cost waste disposal, but do not remove the emissions and/or pollutants from the environment.

For some municipalities, we may compete against other alternative energy sources, especially if the municipality seeks to meet a mandated target percentage of alternative or “green” energy sources. In this market, we may also compete against the local utility, incinerators or waste management companies, depending on the municipality, regulatory environment and political pressures to employ alternative energy sources.

Major Suppliers

Tire Fuel Processing Operation

Nathaniel believes there is a readily available supply of waste tires for which we are paid tipping fees and from which we process tire-derived-fuel. We accept waste tires from many sources and are not dependent on any one source for our supply.

Thermal Gasifier™ Business

Nathaniel believes there is a readily available supply of materials, equipment and associated vendors to fabricate, construct and operate our Thermal Gasifiers™ in a waste-to-energy plant. Additionally, we believe the worldwide market for waste-to-energy plants continues to expand as energy costs increase and lessening our dependency on fossil fuels becomes more critical. Increasing energy costs coupled with burgeoning waste generation and fewer landfills provides a growing market opportunity for our renewable waste-to-energy solutions. We do not believe we are dependent on any one source for our supply.

Major Customers

Tire Fuel Processing Operation

We have one major customer for our tire-derived-fuel. Energis, LLC ,an alternative fuel procurement subsidiary wholly owned by Holcim, Ltd. a global supplier of cement, aggregates and concrete with a large production facility located in Texas, accounted for approximately 30% of our tire-derived-fuel revenue and 27% of our total revenue for the year ended December 31, 2005. We entered into a contract with Energis effective September 30, 2005. The three year contract with options to renew annually thereafter for an additional three years provides that Energis must purchase an average monthly minimum of 1,500 tons of our tire-derived-fuel. The contract establishes a base price for the tire-derived-fuel with a price re-opener at the end of year two of the agreement. If at the end of the second year the parties cannot agree to a re-negotiated price, then Nathaniel has the right to continue supplying Energis at the current contract price. Either party has the right to terminate the agreement at the end of the initial three year term giving the other party 90 days advance notice of such termination. Should Nathaniel not be able to supply Energis with the contracted supply of tire-derived-fuel under the agreement then Energis has the right to purchase material from another third party supplier. Nothing in the agreement prevents Energis from purchasing similar material from another third party with the exception that Energis must purchase an annual quantity of 18,000 tons per year.

We believe that the loss of this customer would not have a material disruption to our overall sales volume because we believe that we would be able to replace this customer in a relatively short time, however, we cannot guarantee that we will be able to replace the contract with a contract whose terms will generate revenue equivalent to revenue we currently recognize.

Personnel

We have 18 full time employees, with nine located at our corporate offices in Englewood, Colorado, eight at our fuel processing facility in Hutchins, Texas and one at our satellite office in Houston, Texas. We believe that we will need to add four full time employees, including a night shift  manager for the tire fuel processing business, to enable us to run two full time operating shifts. We anticipate that significant personnel additions will be required if we conclude Thermal Gasifier™ project related contracts and obtain additional project funding for the energy infrastructure or small waste-to-energy plant business.

Corporate History

Nathaniel Energy Corporation was incorporated in Delaware in 1996 under the name of Ajax Reinsurance Limited. Ajax had no active trade or business on or subsequent to its date of incorporation. Nathaniel, Ltd. was incorporated in Colorado in 1992. Nathaniel, Ltd. started its waste tire recycling business in 1997. In 1998, Nathaniel, Ltd. agreed to merge with G-VII Energy Corp. (“G-VII”) which had been incorporated in Delaware in 1987. G-VII had no active trade or business at the time of the merger. In July 1998, G-VII changed its name to “Nathaniel Energy Corporation” and in December 1998, it agreed to merge into Ajax. In 1999, Ajax changed its name to Nathaniel Energy Corporation.

On December 31, 2002, MNS Eagle Equity Group IV, Inc. (“MNS”) and its stockholders entered into a Stock Exchange Agreement with Nathaniel Energy Corporation pursuant to which Nathaniel Energy acquired all of MNS’s outstanding common stock. Currently MNS is not engaged in any business.

From 1997 to 2002, Nathaniel Energy’s operations were limited to a tire fuel processing facility which sells its output of tire-derived-fuel to others primarily for use as an alternative fuel. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC. On April 3, 2003 Nathaniel Energy acquired the remaining 81.45% interest in Keyes Helium Company, LLC from CIG Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation (NEOHC). Nathaniel Energy transferred all of the stock in MCNIC to NEOHC. Also on April 3, 2003, NEOHC acquired the Keyes gathering system and Sturgis gas plant and compressor station from CIG Field Services Company. The Company improved and operated the helium and gas processing facilities from April 3, 2003 through March 7, 2006.

On March 7, 2006, we sold our helium and gas processing facilities and operations to Midstream Energy Services, LLC. At the closing, giving effect to finally determined adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price. Potential upward adjustments to the purchase price in the amount of $280,414 which were not finally determined at the closing are subject to post-closing determination pursuant to the procedures in the Purchase and Sale Agreement. Midstream assumed all the liabilities under the contracts included in the gas assets being sold that arose after the closing date.

Nathaniel used $14,482,171 of the sale proceeds to satisfy its indebtedness, including accrued interest, to Richard Strain, which reduced the company’s debt by approximately 89%. (See Part III Item 12 Certain Relationships and Related Party Transactions).

Subsidiaries

We have three wholly owned subsidiaries:

•       MNS Eagle Equity Group IV, Inc., which currently has no operations,

•       Cleanergy, Inc. which was formed for the purposes of commercializing and marketing our Thermal Gasifier™; entering into  joint venture and licensing agreements and; building and operating small waste-to-energy plants, and

•       Nathaniel Energy Oklahoma Holdings Corporation, which sold, on March 7, 2006, all of its interest in Keyes Helium Company, LLC, the Keyes gathering system and Sturgis gas processing plant and compressor station to Midstream. NEOHC also owns all of MCNIC Rodeo Gathering Inc., its sole asset being an 18.55% interest in Keyes Helium Company, LLC, which was also sold to Midstream on March 7, 2006.

Available Information

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding us. In addition, we provide easy access to these reports free of charge via our internet website, www.nathanielenergy.com. Information on our website is not part of this report.

We maintain a codes and policies page on our website, www.nathanielenergy.com. This page includes, among other items, the Nathaniel Energy Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors, and the Nathaniel Energy Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

Item 2.                        Description of Property.

We own approximately 27 acres of property in Hutchins, Texas with a 13 year old 10,000 square foot covered structure for production of the tire-derived-fuel and a new 1,200 square foot standalone office located on the property. We believe it is suitable for our existing waste tire reclamation and processing operations. This property has a mortgage loan, secured by a certificate of deposit, which has a principal balance of $215,070 and bears interest at an annual rate of 3.85%.

We lease 3,815 square feet of Class A office facility for our corporate offices in Englewood, Colorado and believe this space will meet our corporate business needs in 2006. We also lease approximately 500 square feet of office space in Houston, Texas for some of our engineering personnel.

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

	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$1.15	$0.65
Second Quarter	$0.55	$0.30
Third Quarter	$0.45	$0.14
Fourth Quarter	$0.24	$0.10
Fiscal Year Ended December 31, 2005:
First Quarter	$0.25	$0.07
Second Quarter	$0.15	$0.05
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.08	$0.05

Stockholders of Record

As of March 24, 2006, we had approximately 1, 019 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III Item 11 for a discussion about securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

Holder Name	Issuance Date	Number of Shares	Total Price		Type of Consideration
Robert Barnett	January 5, 2005	500,000	$87,500		Services rendered
Richard Strain	October 5, 2005	20,000,000	$4,000,000	(1)	Conversion of debt

(1)          Partial issuance of shares in conversion of an aggregate of $10,000,000 of indebtedness into 50,000,000 shares of common stock, pursuant to a Conversion Agreement dated October 3, 2003 and amended on May 19, 2005. 30,000,000 shares were previously issued with respect to the conversing of this debt. This conversion of debt is described in more detail under Part III, Item 12, “Certain Relationships and

Related Transactions” and Note 7 “Stockholders’ Equity” to our Financial Statements for the years ended December 31, 2005 and 2004.

The above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any underwriter or placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances.

These issuance were made directly by us to persons with whom our management had direct contact and a pre-existing relationship.

Item 6.                        Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Supplemental Quarterly Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for 2005. The quarterly operating results are not necessarily indicative of future results of operations. In September 2005, management committed to a plan to dispose of the assets and liabilities of its helium and gas processing business. Revenues and expenses of this disposal group are reclassified for all periods as discontinued operations.

	Three Months Ended 2005 (unaudited)				Year ended
	March 31	June 30	Sept. 30	Dec. 31	Dec. 31, 2005
Revenue	$210,364	$111,966	$102,125	$264,973	$689,428
Cost of revenue	226,130	186,403	202,607	224,258	839,398
Gross profit (loss)	(15,766)	(74,437)	(100,482)	40,715	(149,970)
Selling, general and administrative expense	500,416	398,204	418,205	402,652	1,719,477
Loss from operations	(516,182)	(472,641)	(518,687)	(361,937)	(1,869,447)
Interest expense, net	(64,160)	(67,320)	(46,462)	(148,690)	(326,632)
Gain (loss) on disposal of equipment	—	—	19,957	(18,862)	1,095
Other non-operating income (expense)(1)	—	7,842	133,047	1,000	141,889
Loss from continuing operations before income tax benefit	(580,342)	(532,119)	(412,145)	(528,489)	(2,053,095)
Income tax benefit	—	—	—	759,000	759,000
Income (loss) from continuing operations	(580,342)	(532,119)	(412,145)	230,511	(1,294,095)
Income from discontinued operations, net of tax	255,048	219,321	225,752	355,490	1,055,611
Net income (loss)	$(325,294)	$(312,798)	$(186,393)	$586,001	$(238,484)
Net loss per common share (basic and diluted)	$(0.005)	$(0.005)	$(0.003)	$0.007	$(0.01)
Weighted-average common shares outstanding-diluted	70,676,041	70,698,263	70,698,263	83,959,133	74,035,249
Shares outstanding at end of period	70,698,263	70,698,263	70,698,263	90,698,263	90,698,263

(1)          Other income during the third quarter includes $133,047 income from the settlement of a note payable. We entered into a $728,637 note payable with a vendor on August 2005. During

September 2005, we made an advance payment on, and extinguished the note. The value of the note of $728,637 less our principal cash payments and our lump sum payment through September 2005 of $520,590 and an unsecured non-interest bearing note we exchanged in the settlement of $70,000 is $138,047, which we have reflected as other income, net of estimated legal expense incurred in the settlement of $5,000.

Year ended December 31, 2005 and 2004

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Gasifier™ technology:  creating energy infrastructures, building, owning and operating small waste-to-energy plants and licensing. The tire fuel processing operation generated 88% and 100% of the revenue, or $609,428 and $561,573 during 2005 and 2004, respectively. We recognized $80,000 of revenue from our Thermal Gasifier™ business segment during 2005 for consulting fees related to on-site technical support for the Thermal Gasifiers™ provided to our customer in Cologna Veneta, Italy. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources are focused on this business model.

Historically, we have not had difficulty finding potential project opportunities. Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders. We are investigating numerous opportunities including a facility using municipal solid waste (MSW) as fuel for our Thermal Gasifier™ to produce thermal and electrical energy and a facility using waste tires to produce electricity that would be sold on the national electric grid.

We enter 2006 with a patented proprietary technology deployed in a commercial application and have access to a commercial operating facility to use for marketing, testing and additional research and development efforts. Our current year mission is to contract and initiate implementation as a partner or joint venture member, commercial operations utilizing our Thermal Gasifier™ technology.

At the same time, we are developing our internal resources, business alliances and advancing our business development activities to secure “inside the fence” energy infrastructure and small waste-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. Additionally, we will seek project funding in some cases with joint venture partners that will be based on the size, configuration and business structure of the project. We anticipate that the timeframe from identification of a project to completion will be 12 to 24 months, provided we obtain the requisite project financing.

We plan to continue to improve operations at our tire fuel processing facility in Hutchins, Texas during 2006. The tire fuel processing facility is currently the only storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. We successfully funded and made approximately $1,100,000 of capital improvements to the facility which has resulted in an increase in the number of waste tires we accept, increasing tipping fee revenue, and increasing revenue from the sale of tire-derived-fuel we produce. During the first half of 2005, the tire fuel processing facility’s ability to increase revenue and generate operating cash flows was hindered by the general poor quality of the existing equipment, requiring constant repair and maintenance due to the age of the equipment and the resulting low pricing on tire-derived-fuel produced. The addition of new equipment combined with existing equipment and certain facility improvements have resulted in signing new contracts for the acceptance and disposal of waste tires, thereby increasing our tipping fee revenues. The new equipment has improved the quality of the tire-derived fuel we produce and sell, resulting in higher pricing for the tire-derived-fuel used as an alternate fuel. Furthermore, the facility improvements have allowed us to increase the volume of the tire-derived-fuel produced.

Operating results 2005 compared to 2004

In March 2006, we disposed of our helium and gas processing plant. For purposes of the financial statements, this plant has been accounted for as a discontinued operation. Items of revenue and direct expenses incurred or properly allocable to the helium and gas processing plant have been reclassified in the 2004 year to conform to the current year presentation. Unless otherwise noted, the operating results discussed herein relate to our continuing operations.

For the year ended December 31, 2005 revenue from continuing operations increased from $ 561,573 in 2004, to $689,428 in 2005, an increase of $127,855. The increase is primarily due to consulting fees of $80,000 in 2005 for on-site technical support for our Thermal Gasifiers™ we built for our customer in Cologna Veneta, Italy with no corresponding consulting fees during 2004. Tire—derived-fuel revenue and waste tire tipping fees increased by $47,855 to $609,428 in 2005 from $561,573 during 2004. This increase is due to the increased production and sale of tire-derived-fuels during the fourth quarter of 2005 resulting from the installation and operation of new equipment at our tire fuel processing facility. During the second and third quarters of 2005, the tire fuel processing operations had limited capacity to produce tire-derived-fuel due to the installation and start up of our new equipment and facility improvements.

Gross loss from continuing operations improved by $160,398, or approximately 52%, to $149,970 for the year ended December 31, 2005 from $310,368 for the year ended December 31, 2004. The negative gross margin generated at the tire fuel processing operations is primarily due to the use of our older equipment, which produces approximately one third the volume of finished product produced by new equipment and at a lower quality during the first two quarters of 2005. The combination of low volumes and low quality product resulted in negative gross margins for our tire fuel processing operation during 2004 and for the first three quarters of 2005. During the fourth quarter of 2005, our tire fuel processing business generated a gross profit of $40,715 due to improved quality and pricing of tire-derived-fuel produced and increased production volume resulting from new equipment placed in service at the end of September 2005.

Selling, general and administrative expenses decreased $155,254 or 9% to $1,602,352 for the year ended December 31, 2005 from $1,757,606 for the year ended December 31, 2004. The decrease is due primarily to a decrease in professional communication and marketing and consulting expenses offset by an increase in amortization and insurance expense. Research and development expenses paid to third parties increased by $48,396 from $68,729 in 2004 to $117,125 in 2005.

Loss from operations improved by $4,265,515 or 70% from $6,134,962 for the year ended December 31, 2004 to $1,869,447 for the year ended December 31, 2005. The improvement in loss from operations is due to a reduction in gross loss of $160,398, primarily due to improvement in the operating performance our tire fuel processing facility, and non-recurring write down of inventory of $2,595,213 and impairment of assets of $1,403,046 during 2004.

During 2004, management determined that the net realizable value of the tire shred inventory was nominal and wrote down the inventory by $274,000. In addition, during 2004, management assessed the collectability of the contract price for two Thermal Gasifiers™ we are starting up and testing in Cologna Veneta, Italy, which were included as work in progress inventory, resulting in a reduction in the carrying value of that inventory by $2,321,213 which was included in our write down of inventory. During 2004, management  reviewed and updated  the expected cash flows on long lived assets. Based on this review, tire fuel operating costs were higher than previously estimated, and an impairment of $1,403,046 was recognized on the assets at the tire fuel processing facility in Hutchins, Texas. We discounted the cash flows expected from the impaired long lived assets to determine their current value and the impairment amount.

Interest expense increased by $111,990 from $214,642 for the year ended December 31, 2004 to $326,632 for the year ended December 31, 2005 resulting primarily from interest of approximately $70,500 on debt issued to Richard Strain on September 29, 2005 of $3,354,210 to acquire the minority interest in Nathaniel Energy Oklahoma Holdings Corporation and interest expense of approximately $18,000 on our line of credit obtained in 2005.

We paid certain expenses related to site clean-up on behalf of Ripetouch Greenhouse LLC, an entity controlled by our former chief executive officer, Stan Abrams, during 2004, which were recorded as related party receivables. During 2004, we wrote off $264,587 due from Ripetouch and $11,438 due from Stan Abrams, as collection was determined to be uncertain. See Note 8 to our financial statements for further discussions of these related party transactions.

A deferred income tax benefit of $759,000 was recognized during the fourth quarter of 2005 due to our expected use of approximately $2,000,000 of our net operating loss carry forward from 2005 and prior fiscal years which will be used to offset the estimated 2006 gain resulting from the sale of our helium and gas processing operations’ assets on March 7, 2006.

Income from discontinued operations, which includes the net income of our helium and gas processing operations that are to be sold to Midstream Energy Services, LLC, as described in our Financial Statements for the years ended December 31, 2005 and 2004, Note 2.—“Subsequent Events” and Note 3.—“Disposition of a Business Segment”, increased from $902,836 for the year ended December 31, 2004 to $1,055,611, or $152,775, an increase of 17%. The increase in income from discontinued operations is primarily related to an increase in total revenue from discontinued operations of $735,056 primarily related to increased sales prices of natural gas liquids offset by an increase in our cost of natural gas of $574,960.

Net loss decreased by $5,417,860 or 96% to $238,484 for the year ended December 31, 2005 from $5,656,344 for the year ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2005 Nathaniel Energy owed $1,175,788 to financial institutions under installment notes with an effective interest rate of 6.68%, which were secured by property and equipment. The remaining $12,362,397 in total debt consists of $12,246,361 in secured loans from Richard Strain with an effective interest rate of 6.71%, which are described in more detail below, and unsecured notes due vendors and unaffiliated third parties of $116,036 with an effective interest rate of 3.69%.

During September 2005, we issued a promissory note, reflected as a note payable due stockholder of $3,354,210 in our balance sheet, resulting from a Stock Purchase Agreement dated September 2005 with Richard Strain to purchase  49% or 4,900 shares of NEOHC. As a result of the stock purchase NEOHC became a wholly-owned subsidiary of Nathaniel. The remaining secured loans due Richard Strain of $8,892,151 which bears an effective interest rate of 5.94% are included in our balance sheet as liabilities held for sale.

All the indebtedness to Richard Strain was secured by a first lien on the assets of Nathaniel and its subsidiaries. All the indebtedness to Richard Strain was repaid on March 7, 2006, as described below.

On September 30, 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we would sell the assets which comprise our helium and gas processing facilities and operations to Midstream for $16,200,000, payable in cash at the closing. The Purchase and Sale Agreement provided that in the event that we or Midstream signed a new Operating Agreement with Colorado Interstate Gas Company to replace our current agreement with them expiring in December 2006, which represents a positive adjustment to the purchase price of $1,800,000,  we would receive additional cash proceeds of $918,000. Under the terms of a Stock Purchase Agreement with Richard Strain, our major shareholder and debt holder, whereby we purchased his 49% ownership interest in NEOHC, Richard Strain is entitled to 49% or $882,000 of this positive adjustment. An agreement with Colorado Interstate Gas Company was reached during December 2005 resulting in a positive adjustment of $1,800,000 to the purchase price. On March 7, 2006, we closed the Purchase and Sale Agreement with Midstream and received $16,915,676. Potential upward adjustments to the purchase price in the amount of $280,414 which were not finally determined at the closing are subject to post-closing determination pursuant to the procedures in the Purchase and Sale Agreement.

The cash received at closing was used as follows:

Cash received from Midstream at closing	$16,915,676
Less: Repayment of stockholder notes payable and accrued interest through date of sale	(14,482,171)
Net proceeds retained	$2,433,505

We plan to use the net proceeds of $2,433,505, without regard to a potential upward adjustment of $280,414 which we can not assure will be received in total, as working capital for overhead and to advance our tire fuel processing operation and the commercialization and marketing of our Thermal Gasifier™ technology.

As of December 31, 2005, we have negative working capital of $9,170,342. The primary reasons for our negative working capital balance are current maturities on promissory notes due Richard Strain totaling $7,354,210, accrued interest due Richard Strain of $1,226,183 and our line of credit balance of $790,000. We used $14,482,171 of the sale proceeds noted above to satisfy our total indebtedness to Richard Strain, including long term debt of $4,892,151which reduced our total debt by approximately 89%.

For the year ended December 31, 2005, our tire fuel processing operation in Hutchins, Texas generated a cash operating loss of approximately $480,000 which was funded by increasing our current liabilities, primarily accounts payable and accrued expenses. Our negative working capital includes this cash operating loss. During 2005, we obtained a line of credit secured by a letter of credit from Richard Strain to purchase new equipment and make facility improvements at our tire fuel processing operation. The addition of new equipment, combined with existing equipment and certain facility improvements provided the opportunity for the tire fuel processing operation to sign new contracts for the acceptance and disposal of waste tires. The new contracts increased pricing on that fuel due to the higher quality of tire-derived-fuel produced from the new equipment. We believe we will eliminate cash operating losses during 2006 and generate sufficient operating capital from the tire fuel processing operation to service our indebtedness and provide additional capital to assist in the funding of overhead expenses.

The following is a summary of Nathaniel Energy’s cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2005	2004
Operating activities	$307,068	$(1,397,905)
Investing activities	(1,248,759)	(1,208,927)
Financing activities	1,167,826	2,639,549
Net effect on cash	$226,135	$32,717

For the period ended December 31, 2005, net cash provided by operating activities of $307,068 is primarily due to a cash loss for the year of $833,115,  an increase in accounts receivable of $88,545 in the tire fuel processing operation and a decrease in accounts payable and accrued expenses of $96,509 offset by a decrease in inventory of $536,423 due primarily to collection of amounts due from the delivery of two Thermal Gasifiers™ in Italy,  a decrease in our restricted cash of $237,000 and an increase in net cash from discontinued operations or $573,064. The cash loss of $833,115 represents our net loss of $238,484 reduced by non cash expenses of $315,456, which include depreciation and amortization, loss on disposition of equipment and our reserve for doubtful accounts offset by a non-cash settlement of debt of $151,087 and our non-cash income tax benefit of $759,000. Net cash used in investing activities of $1,248,759 consists primarily of the purchase of new equipment and facility upgrades at our tire fuel processing operation. Net cash provided by financing activities of $1,167,826 is primarily due borrowing on our line of credit of $790,000 and debt issued to equipment vendors related to our purchase of new equipment at our tire fuel processing operation, cash flows from discontinued operations of $1,080,000 which represents the current portion of our indebtedness due Richard Strain included in current liabilities held for sale offset by payments on debt principal of $952,589.

For the period ended December 31, 2004, net cash used in operating activities of $1,397,905 is primarily due to a cash loss for the year of $3,460,397, an increase in inventory of $681,123 due primarily to costs incurred relative to the delivery of two Thermal Combustors™ in Italy  offset by a decrease in our restricted cash of $662,300 and an increase in our accounts payable and accrued expenses of $231,217. The cash loss of $3,460,397 represents our net loss of $5,656,344 reduced by non cash expenses of $2,195,947, which include depreciation and amortization, loss on related party receivable, write down of inventory, impairment of assets, and other net non-cash expenses. Net cash used in investing activities of $1,208,927 consists of equipment purchases primarily for our discontinued operations and our investment in technical documentation, drawings and design engineering of our Thermal Combustor™. Net cash provided by financing activities of $2,639,549 is primarily due to issuance of a note payable due Richard Strain for $2,000,000 and issuance of notes payable to a vendor for services provided on the Thermal Combustor™ project in Italy in the aggregate amount of $786,916 offset by payments on debt principal of $169,160.

We had cash of $260,032 at December 31, 2005 which will be used to fund our operations, pay current debts and partially fund development of future Thermal Gasifier™ projects.

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

Impact from Recent Accounting Pronouncements

We do not expect the adoption of recent accounting pronouncements will have a significant effect on our financial statement presentation or disclosures. See “Recent Accounting Pronouncements” in Note 1 to the financial statements.

Other Considerations

We are subject to many risk factors detailed below and elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of Nathaniel Energy’s business.

Our business model depends on obtaining several million dollars in funding.

We will require several million dollars in capital investments to further develop our Thermal Gasifier™ business, which is the business segment on which we plan to focus. Capital investments could be in the form of debt, equity, government grants or guaranteed loans. There can be no assurance that we will obtain the funding needed to develop this business segment, or that funds raised for a particular project will be sufficient to complete the project.

Revenue and gross margin growth is dependent on successful equipment maintenance, repair and upgrades.

Future revenue and gross margin increases are dependent on continuous equipment maintenance, repairs and upgrades. Significant upgrades were completed to our tire fuel processing operations in the second and third quarter of 2005. We anticipate receiving new waste tire supply and tire-derived-fuel customer contracts over the next several months.

Our 2006 business plan contemplates continuing to improve our tire processing operations based on new equipment additions as waste tire volumes increase,  repairing  and maintaining existing equipment and increasing our workforce. New equipment purchases, repair of existing equipment and increasing our workforce will require additional funding and is dependent upon us obtaining additional waste tire supply contracts and contracts for sale and delivery of our tire-derived-fuel. There is no assurance that we will be successful in obtaining such funding and signing such contracts.

We depend on a small number of large customers and suppliers.

Our top customer accounted for 27% of 2005 revenue. Although we believe we could replace this customer if lost, if we do not maintain positive relationships with this customer, this customer changes their business strategy, or their financial position deteriorates, our revenue and operating results could be materially and negatively impacted.

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

Because our market changes constantly, some of the most important challenges facing us are the need to:

•       develop equipment that meets changing customer needs;

•       identify and effectively market alternative solutions to a diverse set of customers;

•       enhance and protect the applications of our patented technology;

•       influence and respond to emerging industry standards and other technological changes.

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

We became a reporting company under the Securities and Exchange Act of 1934 in early 2003. The company will be subject to additional reporting and governance requirements if it applies and is accepted for listing on a national stock exchange or the NASDAQ system. We are committed to full regulatory compliance and high standards of corporate governance and expect legal, accounting and professional fees to increase in 2006. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

One stockholder beneficially owns over 50% of outstanding shares and control a vote of stockholders.

One stockholder, Richard Strain, beneficially owns over 50% of outstanding shares. That shareholder has the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

Item 7.                        Financial Statements

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

Item 8.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

In January 2004, we changed accountants, as reported on a Current Report on Form 8-K for an event dated January 12, 2004.

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

PART III

Item 9.                        Directors and Executive Officers of the Registrant

The names, ages and terms of office of our directors and executive officers are set forth in the following table:

Name	Age	Positions with Nathaniel Energy
George Cretecos*	53	Director, Chief Executive Officer, and President
Russell “Gene” Bailey*	66	Vice President and Secretary
Timothy A. Peach	54	Chief Financial Officer and Treasurer
Paul Marley II	48	Vice President
William J. Mulrow*	50	Director
Karen Smythe*	44	Director
Michael Burdis*	53	Director

*                    Directors are also named executive officers for purposes of Section 16(a)

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

Management Biographies

George Cretecos has served as our Chief Executive Officer since July, 2005 and our President since March 10, 2006. He served as our Chief Operating Officer from February 2003 to July 2005. He has been a director since April, 2003. Mr. Cretecos has over 25 years of proven operating and business management experience. Most recently, he served as Director of Marketing and Sales at a multi-million dollar corporation, Commtract Corporation, a privately held systems integration and information technology company, from December 2001 to January 2003, where he spearheaded profitable new sales and marketing turn-around programs. From 1997 to 2001 he served as a Management Consultant setting up corporate infrastructure for startup and early stage companies. Prior to that, as Director of Sales and Marketing at Schlumberger Technologies from August 1994 to January 1997, Mr. Cretecos developed all marketing and promotional materials, managed divisional personnel and had full profit and loss responsibility for all aspects of product roll-out, from design to distribution. Mr. Cretecos’ versatile business expertise includes working as Product Manager for a company developing an energy management “load shedding” technology that was acquired by Bell Atlantic (now Verizon). Following this success he was promoted to Vice President overseeing operations for a consortium of companies including Teletimer International, Bell Atlantic, Square D Corporation and Honeywell. Mr. Cretecos holds a B.A. from the State College of Westfield, Massachusetts with Master’s courses from Boston State College and has received extensive training in sales, management, leadership and public speaking.

Russell “Gene” Bailey has served as our Vice President since 1998 and as a director from 2000 through March 2006. Mr. Bailey brings 35 years of finance, technical and consulting experience to us. From February 2000 to April 2003 Mr. Bailey served as our Chief Financial Officer. From 1976 to 2000, Mr. Bailey served as a merger and acquisition consultant with Bailey and Associates on an as needed basis.

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

Timothy A. Peach joined us as an employee in October 2004. He served as Vice President Finance from March 1, 2005 to March 10, 2006 when he was elected Chief Financial Officer and Treasurer.  Mr. Peach has over 25 years of proven experience in finance, administration and operations. Mr. Peach spent over ten years with PriceWaterhouse Coopers in the Pittsburgh and Denver offices, from 1974 to 1985, providing consulting and advisory services to international, publicly traded companies in technology, refining, manufacturing and banking business sectors. Mr. Peach’s background includes senior executive financial positions in medical equipment and telecommunications industries. Most recently, Mr. Peach was Vice President Finance and Chief Accounting Officer for Convergent Group Corporation, a large scale systems integration and consulting firm in the utility industry, from 1997 to 2000, where he was an integral participant in that company’s redesign and implementation of internal management systems and financial reporting, restructuring and improving operating structures, and its successful initial public offering. In 2000, that company was acquired by SchlumbergerSema, an oil and gas information and operating support company. Mr. Peach served as Chief Accounting Officer and Vice President Finance of SchlumbergerSema North American Operations from 2000 to 2002 where among other things, he managed the integration of Convergent Group Corporation and two other business units focused on the manufacture of utility meters and technologically advanced remote meter reading systems for the utility industry. Prior to joining us, from 2002 to October 2004 Mr. Peach provided the technical accounting support for a successful initial public offering by Affordable Residential Communities, Inc., a real estate investment trust, and he was also engaged as an advisor to Duke Energy Field Services, Inc., an oil and gas processing company, in the development of and overview of their Sarbanes-Oxley compliance programs during that time. Mr. Peach holds a B.S and an M.B.A. from the University of Pittsburgh and is a member of the AICPA and the Pennsylvania Institute of Public Accountants.

Paul Marley II has been employed by Nathaniel since  May 16, 2005 as our Vice President of Project Development. He was elected Vice President of the Company on March 10, 2006. Mr. Marley joined Nathaniel Energy from Mustang Consulting, where as President he built a successful practice serving industrial clients interested in energy management and cogeneration power projects. He has over 25 years of experience in the development, construction, operation & maintenance (O&M), and management of power projects. After receiving his BSE in Mechanical Engineering from Duke University, Mr. Marley served as a nuclear-trained submarine officer in the US Navy. He has worked for both Investor Owned Utilities and Independent Power Producers since leaving active duty with the Navy and was the General Manager of the Cogeneration Development Group for Shell Trading in Houston. His assignments have covered the entire range of technical and commercial activities required for power plant development and operation. This includes the supervision of project development, engineering, construction, O&M, and asset management tasks, with extensive experience in industrial cogeneration projects. Mr. Marley’s technical expertise includes work on power projects using municipal waste-to-energy, nuclear, solar, geothermal, hydro, waste coal, biomass, coal and gas technologies. His commercial experience includes supervisory responsibilities in the areas of market analysis, project financial modeling, fuel procurement, labor relations and staffing procedures, and contract negotiation and administration. Mr. Marley received his MBA through the Executive Program at the University of Notre Dame and he is a registered Professional Engineer. Mr. Marley will lead the commercialization of Nathaniel Energy’s Thermal Combustor TM technology from our Houston office.

William J. Mulrow has served as a director since June 2005. Mr. Mulrow is a Director at Citigroup Global Capital Markets Inc. Previously he was a Senior Vice President at Gabelli Asset Management, a

position he held since 1999. He was Managing Director, Corporate Finance of Rothschild, Inc. from 1995 to 1999, and Managing Director and Head of Public Finance Banking of Donaldson, Lufkin & Jenrette Securities Corp. from 1982 to 1995. Before that, Mr. Mulrow held various other positions. He received a B.A. Cum Laude from Yale University and an M.P.A. from Harvard University John F. Kennedy School of Government.

Karen Smythe has served as a director since June 2005. Ms. Smythe is a Vice-President of C.B. Strain & Son, Inc., a mechanical contracting company, a position she has held since 1998. She was Vice-President of Marketing for The Dannon Company, a division of the Danone Group, from 1997 to 1998. Before that, Ms. Smythe held various other positions. She received a B.A. from Vassar College and an M.B.A. from the University of Virginia, Colgate Darden Graduate School of Business.

Michael Burdis has served as a director since March 6, 2006. Mr. Burdis is President of James L. Taylor Manufacturing Company a specialty equipment manufacturer, a position he has held since 1993. He has held various positions with this company including; Sales Manager, Factory Manager, Shop Forman, Regional Sales Manager and Salesman going back to 1978, Mr. Burdis Holds a BS in Civil Engineering from Cornell University and an MBA from Duke University.

Family Relationships

Mr. Mulrow is the son-in-law of Richard Strain, our largest beneficial stockholder, and Ms. Smythe is Mr. Strain’s daughter. Mr. Mulrow and Ms. Smythe are not married to each other. There are no other family relationships among any of our executive officers and directors.

Audit Committee

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have four members of the Board of Directors, one of whom is independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members’ elected or will establish an audit committee.

Compliance with Section 16(a) of the Exchange Act

Directors, officers, and beneficial owners of more than ten percent of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. William J. Mulrow and Karen Smythe, each a director of Nathaniel, each filed one report, their respective Forms 3, late. Richard Strain, who beneficially owns of more than ten percent of Nathaniel’s common stock, filed three Forms 4, reporting an aggregate of four transactions, late.

Code of Ethics

Nathaniel has adopted the Nathaniel Energy Corporation Code of Business Conduct and Ethics for Officers (Vice President and  Senior) and Directors that applies to the Company’s Chief Executive Officer, Vice President of Finance (Principal accounting officer), among others. Nathaniel has also adopted the Nathaniel Energy Corporation Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

Item 10.                 Executive Compensation.

The following table sets forth the compensation paid during the past three years to our chief executive officer. No other executive officer’s remuneration exceeded $100,000 per year. We did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

		Annual Compensation
Name & Position	Year	Salary	Other Compensation
George Cretecos	2005	$128,605	$—
Chief Executive Officer,	2004	$99,765	$—
President	2003	$61,606	$—
Timothy Peach	2005	$117,123	$—
Chief Financial Officer,	2004	$17,972	$—
Treasurer	2003	$—	$—
Paul Marley II	2005	$64,508	$—
Vice President	2004	$—	$—
	2003	$—	$—

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

George Cretecos

George Cretecos serves as our Chief Executive Officer and President. We currently do not have an employment agreement with Mr. Cretecos.

Russell “Gene” Bailey

Mr. Bailey serves as our Vice President and Secretary. We currently do not have an employment agreement with Mr. Bailey.

Timothy A. Peach

Timothy Peach serves as our Chief Financial Officer and Treasurer. We currently do not have an employment agreement with Mr. Peach.

Paul Marley II

Paul Marley II serves as our Vice President. We currently do not have an employment agreement with Mr. Marley.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to Nathaniel Energy’s knowledge, based solely upon records available to it, certain information as of March 28, 2005 regarding the beneficial ownership of the Company’s shares of common stock by:

•       each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,

•       by each current director,

•       by each named executive officer, and

•       by all current executive officers and directors of the group:

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Richard Strain	49,218,333	(1)	54.3%
417 Manchester Road
Poughkeepsie, New York 12603
Corey Morrison	9,066,673	(2)	10.0%
26 Railroad Ave, #332
Babylon, New York 11702
George Cretecos(3)	None		—
Karen Smythe	500,000		*
417 Manchester Road
Poughkeepsie, New York 12603
William J. Mulrow	None		—
7 Northway
Bronxville, New York 10708
Michael Burdis	None		—
159 Malone Road
Salt Point, New York 12578
All directors and executive officers as a group (6 persons)(4)(5)	872,082		1.0%

*                    Less than 1%

(1)          Information based upon a Schedule 13D, Amendment No. 2 filed by Richard Strain with the Securities and Exchange Commission.

(2)          Based on information provided by Corey Morrison and our records and the records of our transfer agent. Includes 4,200,000 shares of common stock held by Como Group, LLC, 1,586,000 shares of common stock held by Strong Wilken, Inc. and 3,280,673 held by Werbler Townsend, LLC, each of which is, to our knowledge, beneficially owned by, or an affiliate of, Corey Morrison.

(3)          The address of this person is 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112.

(4)          Includes 205,882 shares of common stock held by Russell “Gene” Bailey’s wife.

(5)          Addresses for Mr. Cretecos, Ms. Smythe, Mr. Mulrow and Mr. Burdis are as set forth under their respective names. Address for the other unnamed executive officers is 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112.

Securities Authorized for Issuance Under Equity Compensation Plans

Nathaniel has adopted its 2005 Equity Participation Plan, which was approved by its stockholders. There are 20,000,000 shares of common stock available for issuance under this plan. No shares of common stock, or securities, options or rights exercisable in the common stock have been granted or issued under this plan.

Item 12.                 Certain Relationships and Related Transactions

In September and October, 2003 Richard Strain, the beneficial owner of 54.3% of our issued and outstanding shares of common stock, loaned us $1,000,000 and $1,000,000 respectively, each bearing interest at the rate of 8% per year.

In October, 2003 we consolidated an aggregate of $6,892,151 in principal indebtedness to Mr. Strain into two promissory notes in the principal amounts of $2,000,000 and $4,892,151 respectively. The note for the $2,000,000 loaned to us in 2003 bears interest at the rate of 3.33% per year and is payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. The note for the principal amount of $4,892,151 bears interest at the rate of 8% per year. No payments were due on this note until March 31, 2007, at which time the principal and accrued interest was to be repaid in quarterly payments of $572,876 through December 31, 2009.

On March 17, 2004, Mr. Strain loaned a total of $2,000,000 to us. The note for the $2,000,000 loaned to us bears interest of 3.49% per year and was payable in four quarterly principal and interest payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. The loan agreement provided that the outstanding principal plus interest under the March 17, 2004 loan, and the $6,892,151 outstanding indebtedness under previous loans from Mr. Strain to us were convertible, at Mr. Strain’s option, into shares of our common stock at a conversion rate equal to 103% of the average closing price on the five trading days prior to March 17, 2004, which was $0.78 per share. Additionally, we agreed to register the resale of the shares of common stock issuable upon conversion of these loans within 180 days of the funding of the March 17, 2004 $2,000,000 loan. Furthermore, the repayment under this loan, plus the repayment of $6,892,151 indebtedness under previous loans, was secured by a security interest in all of our and our subsidiaries’ assets, including the shares of stock of our subsidiaries.

On April 14, 2005, payment terms were restructured for $4,000,000 of the outstanding debt plus accrued interest which was due in four quarterly payments of $1,080,000 each on October 1, 2005 and January 1, April 1 and July 1, 2006, such that the first payment is extended until after January 1, 2006.

On May 19, 2005, Mr. Strain and Nathaniel amended their October 3, 2003 Conversion Agreement to provide that 20,000,000 shares of Nathaniel common stock issuable under the Conversion Agreement to NEC Energy, LLC as Mr. Strain’s designee, as was provided for in the original Conversion Agreement, will be issued to Mr. Strain when sufficient shares of common stock were authorized for issuance. On October 31, 2005 the 20,000,000 shares of common stock were issued to Mr. Strain.

Contemporaneously with amending the Conversion Agreement, NEC Energy, LLC, the owner of 30,000,000 shares of our common stock, instructed Nathaniel’s transfer agent to distribute 22,500,000 of those shares of common stock to Mr. Strain and 7,500,000 of those shares of common stock to Como Group, LLC. Mr. Strain and Como Group are the members of NEC Energy, LLC. To management’s knowledge, Corey Morrison, the beneficial owner of approximately 10.0% of our common stock, is the principal of Como Group.

On July 7, 2005, Mr. Strain guaranteed up to $500,000 of third party debt incurred by us for purposes of improving our operations at our Hutchins, Texas tire processing facility. Mr. Strain secured this guarantee by posting a $500,000 letter of credit in favor of our institutional lender. On September 13, 2005, Mr. Strain guaranteed up to an additional $500,000 of third party debt incurred by us for purposes of settling a dispute between Nathaniel and Merrick & Company who had provided installation and start up services for us on our Thermal Gasifier™ Project in Cologna Veneta, Italy. To secure this guarantee, Mr. Strain increased the supporting letter of credit posted by him to $1,000,000.

Nathaniel and Mr. Strain entered into and closed a Stock Purchase Agreement effective September 29, 2005 pursuant to which Nathaniel purchased 4,900 shares of common stock of its 51% owned subsidiary NEOHC for $4,236,210. The NEOHC shares purchased represent 49% of NEOHC. As a result of this acquisition, NEOHC became a wholly-owned subsidiary of Nathaniel.

The purchase price was paid by a $3,354,210 promissory note from Nathaniel to Mr. Strain, which was payable on demand by Mr. Strain at any time after December 31, 2005, or earlier on the date of the commencement of any bankruptcy or insolvency proceedings against Nathaniel, if any. Nathaniel had the right to pre-pay the promissory note at any time without penalty. The promissory note bares interest at the prime rate plus 1.5% annually.

Nathaniel’s obligations under the promissory note were secured by a first priority security interest in all of Nathaniel’s assets and a pledge of the NEOHC shares that Nathaniel purchased. The remaining $882,000 was paid in cash.

Nathaniel satisfied all its indebtedness to Richard Strain on March 7, 2006 out of the proceeds from the sale of its helium and gas processing facilities and operations to Midstream Energy Services, LLC. See Note 2.—“Subsequent Events”.

Our Board of Directors adopted a policy in February, 2004 that all related party transactions must be approved by a majority of the disinterested directors and those transactions will be on commercially reasonable terms which are no less favorable to the company than we could obtain in arms-length transactions with unaffiliated third parties.

Item 13.	Exhibits List
2.1	Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2	Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation*
3(i).1	Certificate of Incorporation**
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(i).4	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005**
3(ii).1	Amended and Restated By-Laws***
10.1	Tire Derived Fuel Co-Processing Agreement, dated September 30, 2005 by and between Nathaniel Energy Corporation and Energis, LLC.
10.2	Conversion Agreement, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain***
10.3	Loan Agreement, dated October 3, 2003 between Richard Strain and Nathaniel Energy Corporation*
10.4	Promissory Note, dated October 3, 2003 between Nathaniel Energy Corporation and Richard Strain***

10.5	Promissory Note II, dated March 16, 2004 between Nathaniel Energy Corporation and Richard Strain ****
10.6	Loan Agreement II, dated March 16, 2004 between Nathaniel Energy Corporation and Richard Strain ****
10.7	First Amendment to Conversion Agreement dated May 25, 2005 between Nathaniel Energy Corporation and Richard Strain *****
10.8

Agreement dated July 16, 2004 among EcoIdea S.r.l., Electronic Solar S.r.l., European Waste Solutions, Ltd., L&R Energy Company, LLC and Nathaniel Energy Corporation (the “Italy Project Parties”) *****

10.9	Agreement dated as of July 16th, 2004 between Nathaniel Energy Corporation and L&R Energy Corporation, LLC. *****
10.10	Agreement dated August 25, 2004 amending an agreement dated July 16, 2004 on the Italy Project Parties. +
10.11	Contract dated January 12, 2005, among the Italy Project Parties++
10.12	Contract dated February 22, 2005, among the Italy Project Parties++
10.13	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain**
10.14	$3,354,210 Promissory Note dated September 29, 2005 from NEOHC to Richard Strain**
10.15	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services**
10.16	Nathaniel Energy Corporation 2005 Equity Participation Plan**
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)***
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior)(effective March 8, 2004)***
21.	Subsidiaries++
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                              Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein  by reference.

**                                       Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference.

***                                Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 31, 2002 and incorporated herein by reference.

****                         Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2004 and incorporated herein by reference.

*****                  Denotes document filed as an exhibit to our Current Report on Form 8-K filed June 8, 2005 and incorporated herein by reference.

******           Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference.

+                                          Denotes documents filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference.

++                               Denotes document filed as an exhibit to our Annual report on Form 10-KSB for the year ended December 31, 2004.

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal years ended December 31, 2005 and 2004 by Comiskey & Company, P.C., our principal accountants in 2005 and 2004, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $34,303 and $24,578 respectively.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2005 and 2004 for any assurance and related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2005 and 2004.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2005 and 2004 respectively.

NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE
FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004

COMISKEY & COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nathaniel Energy Corporation
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Nathaniel Energy Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathaniel Energy Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations, cash flows, and changes in stockholders’ equity (deficit) for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company disposed of a significant subsidiary in 2006, see Notes 2 and 3 to the financial statements.

March 8, 2006
Denver, Colorado

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants
789 Sherman Street, Suite 440, Denver,  CO 80203
(303) 830-2255 Fax (303) 830-0876 info@comiskey.com www.comiskey.com

Nathaniel Energy Corporation
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$260,032	$33,897
Accounts receivable	85,418	16,873
Inventory	—	681,123
Prepaid expenses	88,698	70,293
Deferred tax asset	759,000	—
Assets held for sale	2,036,783	2,261,773
Total current assets	3,229,931	3,063,959
Property, plant and equipment, net of accumulated depreciation	1,256,708	396,784
Intangible assets, net	322,482	425,428
Restricted cash	—	237,000
Deposits	88,322	85,477
Assets held for sale	9,768,510	10,079,630
Total Assets	$14,665,953	$14,288,278
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$628,784	$835,809
Accrued compensation and payroll liabilities	75,757	67,112
Accrued interest	14,760	12,210
Other accrued expenses	5,399	4,904
Notes payable, current portion	1,014,235	536,135
Notes payable, stockholder	3,354,210	—
Liabilities held for sale	7,307,128	3,686,006
Total current liabilities	12,400,273	5,142,176
Long-term debt	277,589	728,571
Liabilities held for sale	4,892,151	7,812,151
Total liabilities	17,570,013	13,682,898
Minority interest	—	54,626
Stockholders’ equity:
Preferred stock, 10,000,000 shares of $.001 par value authorized, none issued or outstanding	—	—
Common stock, 200,000,000 shares of $.001 par value authorized, 90,698,263 shares and 70,198,263 shares issued and outstanding at December 31, 2005 and 2004	90,698	70,198
Common stock to be issued	318	20,318
Additional paid-in capital	61,584,446	64,851,656
Accumulated deficit	(64,579,522)	(64,391,418)
Total stockholders’ equity	(2,904,060)	550,754
Total Liabilities and Stockholders’ Equity	$14,665,953	$14,288,278

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2005	December 31, 2004
Revenue	$689,428	$561,573
Cost of revenue	839,398	871,941
Gross profit	(149,970)	(310,368)
Selling, general and administrative expenses	1,602,352	1,757,606
Research and development	117,125	68,729
Write down of inventory	—	2,595,213
Impairment of assets	—	1,403,046
Total operating expenses	1,719,477	5,824,594
Loss from operations	(1,869,447)	(6,134,962)
Other income (expense)
Interest expense	(326,632)	(214,642)
Gain (loss) on disposal of equipment	1,095	(16,794)
Write off of related party receivable	—	(264,587)
Other income	141,889	71,805
Loss from continuing operations before income tax benefit	(2,053,095)	(6,559,180)
Income tax benefit	759,000	—
Loss from continuing operations	(1,294,095)	(6,559,180)
Income from discontinued operations	1,055,611	902,836
Net loss	$(238,484)	$(5,656,344)
Loss per share from continuing operations, basic and diluted	$(0.02)	$(0.09)
Income per share from discontinued operations, basic and diluted	$0.01	$0.01
Loss per share, basic and diluted	$(0.01)	$(0.08)
Weighted average common shares outstanding	74,035,249	69,950,156

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional Paid-In	Shares to be Issued		Accumulated	Stockholder Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2003	69,719,414	$69,719	$64,682,652	20,285,000	$20,285	$(58,735,074)	$6,037,582
Cancellation of shares	(50,484)	(50)	(38,467)	—	—	—	(38,517)
Debt conversion	529,333	529	195,504	—	—		196,033
Issued for interest	—	—	11,967	33,000	33	—	12,000
Net loss	—	—	—	—	—	(5,656,344)	(5,656,344)
Balance, December 31, 2004	70,198,263	70,198	64,851,656	20,318,000	20,318	(64,391,418)	550,754
Issued for services	500,000	500	87,000	—	—	—	87,500
Issuance of shares to satisfy debt conversion obligation	20,000,000	20,000	—	(20,000,000)	(20,000)	—	—
Acquisition of minority interest	—	—	(3,354,210)	—	—	50,380	(3,303,830)
Net loss	—	—	—			(238,484)	(238,484)
Balance, December 31, 2005	90,698,263	$90,698	$61,584,446	318,000	$318	$(64,579,522)	$(2,904,060)

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net loss	$(238,484)	$(5,656,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,953	303,882
Income tax benefit	(759,000)	—
Loss on related party receivable	—	276,025
Write down of inventory	—	274,000
Impairment of assets	—	1,403,046
Reserve for doubtful accounts	20,000	—
Loss on disposition of equipment	23,503	16,794
Non-cash settlement of debt	(151,087)	(77,800)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	536,423	(681,123)
Accounts receivable	(88,545)	2,334
Prepaid expenses	(18,405)	16,325
Other receivables	—	6,027
Restricted cash	237,000	662,300
Related party receivable	—	19,450
Other assets	(2,845)	7,317
Increase (decrease) in:
Accounts payable and accrued expenses	(96,509)	231,217
Net effect on cash from discontinued operations	573,064	1,798,645
Net cash provided by (used in) operating activities	307,068	(1,397,905)
Cash flows from investing activities:
Cash flows from discontinued operations	(213,254)	(1,151,531)
Equipment and intangible asset purchases	(1,035,505)	(57,396)
Net cash used in investing activities	(1,248,759)	(1,208,927)
Cash flows from financing activities:
Payments on debt	(952,589)	(169,160)
Cash flows from discontinued operations	1,080,000	2,000,000
Proceeds from issuance of notes and loans	1,040,415	808,709
Net cash provided by financing activities	1,167,826	2,639,549
Net increase in cash	226,135	32,717
Cash and cash equivalents, beginning of year	33,897	1,180
Cash and cash equivalents, end of year	$260,032	$33,897
Cash paid for interest	$59,169	$53,430
Cash paid for income taxes	$—	$—
Non cash financing activity: Issuance of stock to settle accrued expenses	$87,500	$220,000
Equipment purchased with debt	$32,223	$25,741
Note issued to acquire minority interest	$3,354,210	$—

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2005 and 2004

1.   Significant Accounting Policies and Nature of Operations

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a 2-stage gasification system designed to convert commercial and industrial waste, biomass, waste tires and any other solid, hydrocarbon-based materials into economical clean thermal and electrical energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the years ended December 31, 2005 and 2004, our tire fuel processing business has generated 88% and 100% of our total revenue, respectively.

We plan to focus our patented technology, the Thermal Gasifier™ in three main areas: creating energy infrastructures; building, owning and operating small hydrocarbon-based waste-to-energy plants and licensing. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide.

We plan to build energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam and/or electricity. These energy infrastructures would be built on a business’ premises (“inside the fence”) and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the energy infrastructures can become a business’ self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small hydrocarbon-based waste-to-energy plants through our own resources or in conjunction with joint venture partners. Eventually, we plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships as we mature our commercialization activities.

We continue to provide technical assistance to the project owner of our two Thermal Gasifiers™ recently constructed in Cologna Veneta, Italy. We began to utilize the operating Thermal Gasifier™ units in Italy in our sales, marketing and research efforts during 2005. We are using the waste-to-energy plant in Cologna Veneta, Italy as “proof of process” for our first commercial Thermal Gasifiers in our business development activities demonstrating  a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have recognized no revenue from the sale or delivery of our Thermal Gasifier™ through the period ended December 31, 2005. During the first quarter of 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary for purposes of advancing our business for the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. Cleanergy, Inc. had no financial activity during the fiscal year 2005. The Company has employed the services of an experienced executive to advance the business plan and secure a sales pipeline of hydrocarbon-based waste-to-energy projects and business development activities.

During September 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we will sell the assets which comprise our helium and gas processing facilities and operations. The results of operations of our helium and gas processing facilities and

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

operations are shown as income from discontinued operations in our statement of operations. See Note 3.—“Disposition of a Business Segment”.

Business Segments

The Company operates two separate segments which are presently conducted in three separate facilities:

•       tire fuel processing operation in Hutchins, Texas, and

•       alternative energy engineering and corporate offices in Englewood, Colorado and Houston, Texas.

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

Inventory

Tire shred inventory is valued at its cost to produce using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the tire processing. The tire shred inventory value at December 31, 2005 is zero.

We continue to provide technical assistance to the project owner in preparation of the final  start-up and testing of two Thermal Gasifiers™ in Italy, under a contract for resale to a customer, which have been installed. Both units have been operated in start up phase. The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments received. Our customer continues to work through issues with other contract parties for equipment to properly prepare the waste fuel to meet the system specifications and  the modification or retrofitting of thermal equipment. The modification and/or retrofit is required to bring the thermal equipment into specification to accept the synthesis gases our units produce in order to maximize the transfer of heat to steam. Both the fuel supply and thermal equipment capability concerns are being addressed by our customer and we continue to advise our customer and pursue payment of amounts due us on our contract with our customer. During the year ended December 31, 2005, management determined that the timing of receipt and amount of payment we could expect to receive is uncertain and therefore, reduced the carrying value of the construction in progress inventory by $144,700 to zero. The write down of inventory has been primarily offset by the reversal of $143,204 of accrued expenses, which have been negotiated with certain third party subcontractors and eliminated. The costs of the accrued expenses had been included in the carrying cost of inventory. The net write down of $1,496 has been included in cost of

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

revenue for the year ended December 31, 2005. We are reimbursed for our out of pocket expenses incurred during the start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively. We have no Thermal Gasifier™ inventory as of December 31, 2005.

Research and Development

Research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the years ended December 31, 2005 and 2004, we incurred $117,125  and $68,729  for outside resources for research and development expense.

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

Machinery and equipment	5–20 years
Buildings	25 years
Vehicles	5 years
Gathering pipeline	20 years

Long Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The impairment review performed for fiscal year 2004 indicated an impairment of long-lived assets at the Hutchins, Texas tire processing facility. At the time of the impairment review, net realizable value for these assets was determined to be $300,000, resulting in a net impairment adjustment of $1,403,046. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review.

Revenue Recognition

The Company’s tire fuel processing facility recognizes revenue in several ways. First when tires are accepted at the facility (“tipping fees”) and secondly from the sale of processed tire-derived-fuel, TDF. The revenues from tipping fees are fully earned when the tires are accepted at the facility and the

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

processed TDF revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that TDF meets the standards required in contracts for the delivery of TDF. This quality control reduces the risk of significant returns and allowances of TDF sold. Sales returns are reprocessed and added back to the existing TDF supply. Sales returns are booked based on the Company’s historical experience.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and acceptance by the customer, using the completed contract method of accounting.

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $184,285 and $80,116 at December 31, 2005 and 2004, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from three to ten years. Intangible assets consist of patents, capitalized web site costs, contracts acquired, and engineering drawings, designs and manuals for our Thermal Gasifier™ technology.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. The Company has no recorded goodwill at December 31, 2005 and 2004.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2005 and 2004 to be capitalized and deferred to future periods.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25,  “Accounting for Stock Issued to Employees,” and complies with  the  disclosure   provisions  of  SFAS  No. 123,  “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148,  “Accounting for Stock-Based Compensation Transactions and Disclosure—an amendment of SFAS No. 123.” Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company’s stock over the exercise price. No stock options were issued during 2005 or 2004.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company’s long-term note and interest receivable from officers and related parties does not significantly differ from cost at December 31, 2005 and 2004.

Income Taxes

Under SFAS 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are generally determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Company

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

has provided a full valuation allowance for its deferred tax asset because its realization is not considered more-likely-than-not.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation. See Note 3-”Disposition of a Business Segment”.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No.43, Chapter 4.”  This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement eliminates the exception  for  nonmonetary  exchanges  of  similar  productive  assets and replaces it with a general  exception for exchanges of  nonmonetary  assets that  do  not  have  commercial  substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its financial statements.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

2.   Subsequent Events and the Effect on Liquidity

On March 7, 2006, we closed the Purchase and Sale Agreement with Midstream and received $16,915,676. Potential upward adjustments to the purchase price in the amount of $280,414 which were not finally determined at the closing are subject to post-closing determination pursuant to the procedures in the Purchase and Sale Agreement. From the $16,915,676 received, we paid Mr. Strain $14,482,171 in satisfaction of our October 2003 promissory notes of $6,892,151, our March 2004 promissory note of $2,000,000, our September 2005 promissory note of $3,354,210 and accrued interest through March 7, 2006 on those notes of $2,235,810.

The Company has incurred recurring operating losses and at December 31, 2005, had a working capital deficit of $9,170,342 and a deficit in equity of $2,904,060. After the disposal of the helium division and the associated repayment of indebtedness, the Company has positive net equity and working capital. Management projects that cash proceeds realized from the sale of the helium division, in addition to expected positive cash flows from its tire fuel processing division will be sufficient to sustain the Company’s operations for the coming year. Additional financing may be sought for additional expansion in the Company’s alternative energy division. There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

3.   Disposition of a Business Segment

During September 2005, we and our  wholly-owned subsidiary NEOHC and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which NEOHC will sell  the assets which comprise our helium and gas processing facilities and operations to Midstream Energy Services, LLC. Management had determined that the helium and gas processing facility required significant additional infrastructure investment in order to maintain its current profitability levels, and that the Company’s ability to obtain such investment was impeded by existing liens against the helium and gas processing assets. At September 30, 2005 the Company determined that the plan of sale criteria in SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and classified the assets and liabilities accordingly on the balance sheet. Gain from the disposal of the helium and gas processing plant will be recognized in the first quarter of 2006.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

The composition of assets and liabilities held for sale in the accompanying balance sheet are as follows:

	December 31, 2005	December 31, 2004
Cash	$257,365	$534,254
Accounts receivable	1,250,662	1,323,356
Inventory	463,027	337,905
Prepaid expenses	65,729	65,729
Advances and other receivables	—	529
Total current assets held for sale	2,036,783	2,261,773
Plant, property and equipment, net	9,629,070	9,908,044
Intangible assets, net	139,440	171,586
Total assets held for sale	$11,805,293	$12,341,403
Accounts payable	$1,665,251	$1,850,715
Accrued compensation and payroll liabilities	31,864	30,188
Accrued interest	1,226,183	627,823
Accrued property tax	63,361	37,080
Accrued income taxes	282,888	23,584
Other accrued expenses	37,581	36,616
Notes payable, stockholder	4,000,000	1,080,000
Total current liabilities held for sale	7,307,128	3,686,006
Long term debt, stockholder	4,892,151	7,812,151
Total liabilities held for sale	$12,199,279	$11,498,157

Discontinued operations includes revenue of $14,227,001 and 13,475,220, for the years ended December 31, 2005 and 2004, respectively. Pre-tax net profits totaled $1,135,622 and $926,420 in 2005 and 2004.

See Note 2.—“Subsequent Events”.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

4.   Property, Plant and Equipment

Following is a summary of property, plant and equipment at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Machinery and equipment	$1,121,764	$193,790
Pipeline	—	—
Buildings	43,575	15,607
Vehicles	67,559	67,800
Land	51,085	51,085
Furniture, fixtures and equipment	149,157	146,231
Improvements	128,280	68,434
	1,561,420	542,947
Less accumulated depreciation	(304,712)	(146,163)
Net book value	$1,256,708	$396,784

Depreciation expense recorded in the financial statements for continuing operations was $167,783 and $249,061 for the years ended December 31, 2005 and 2004, respectively.

5.   Notes Payable

Related Party Debt:

At December 31, 2005 and 2004, we are obligated to Mr. Richard Strain, our largest beneficial shareholder, for $12,246,361 and $8,892,151, respectively, as follows:

•       On September 29, 2005 we entered into a Stock Purchase Agreement with Mr. Strain to purchase the 49% minority interest in our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, owned by Mr. Strain, and issued a $3,354,210 promissory note to Mr. Strain, which is payable on demand by Mr. Strain at any time after December 31, 2005, or earlier on the date of the commencement of any bankruptcy or insolvency proceedings against us, if any. We have the right to pre-pay the promissory note at any time without penalty. The promissory note bears interest at the prime rate plus 1.5% annually. The promissory note is secured by a first priority security interest in all of our assets and a pledge of the NEOHC shares that we purchased. See Note 8.—“Related Party Transactions”. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of December 31, 2005.

•       On March 17, 2004, we borrowed $2,000,000 with an interest rate of 3.49% per year and entered into Promissory Note II, which provides repayments of $540,000 on each of the following dates: October 1, 2005, January 1, 2006, April 1, 2006 and July 1, 2006. The outstanding principal and interest under the Note may be converted at any time, at Mr. Strain’s election, into common stock. The conversion price of any or all of the indebtedness is equal 103% of the average closing price of our common stock for the five trading days prior to the date of the election. This note is included in liabilities held for sale in the accompanying balance sheet.

•       This remainder of the indebtedness is memorialized in a promissory note in the principal amount of $2,000,000 and a loan agreement in the amount of $4,892,151 respectively. The $2,000,000 note represents loans to the Company in 2003 and is payable in four quarterly principal and interest

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

payments of $540,000 each on October 1, 2005 and January 1st, April 1st and July 1st 2006. Payments on this note have been deferred until 2006 pursuant to a verbal agreement with Mr. Strain. The loan agreement for the principal amount due to the creditor of $4,892,151 bears interest at the rate of 8% per year. No payments will be due under this loan agreement until March 31, 2007, at which time the principal and accrued interest will be repaid in quarterly payments of $572,876 through December 31, 2009. These notes are included in liabilities held for sale in the accompanying balance sheet.

On March 7, 2006, we closed our Purchase and Sale Agreement with Midstream and received $16,915,676. From the $16,915,676 received, we paid Mr. Strain $14,482,171 in satisfaction of our October 2003 promissory notes of $6,892,151, our March 2004 promissory note of $2,000,000, our September 2005 promissory note of $3,354,210 and accrued interest through March 7, 2006 on those notes of $2,235,810. See Note 2. - “Subsequent Events”.

Other Notes Payable:

Exclusive of notes payable—stockholder, the Company has the following promissory notes outstanding at December 31:

	2005	2004
7.25% line of credit facility secured by a letter of credit provided by a stockholder	$790,000	$—
15% promissory notes payable to individuals, due on demand	17,000	42,333
6.50% unsecured promissory note, monthly payments of $14,512 principal and interest through October 2006, settled during 2005	—	298,442
6.50% unsecured promissory note, monthly payments of $20,542 principal and interest through December 2006, settled during 2005	—	461,135
Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy Thermal Gasifier ™ project owner at 20% of amount received	70,000	—
4.50% installment note, secured by equipment, monthly payments of $2,531 principal and interest through June 2007	44,108	71,816
20.15% installment obligation, secured by equipment, monthly payments of $1,390 principal and interest through April 2006	4,565	18,675
3.85% promissory note, secured by land, monthly payments of $1,742, principal and interest through April 2009 with a final payment of $174,605 due April 2009	215,070	227,317
1.90% installment note, secured by equipment, monthly payments of $707 principal and interest through November 2005	—	7,744
8.45% installment note, secured by equipment, monthly payments of $454 principal and interest through November 2007	9,553	14,083
10.59% installment note, secured by equipment, monthly payments of $3,231 principal and interest through February 2007	60,095	90,715
9.00% installment note, secured by vehicle, monthly payments of $641 of principal and interest through August 2008	18,632	24,378
6.14% unsecured installment note, final principal and interest payment due January 2006	29,037	—
2.90% installment note, secured by equipment, monthly payments of $936 of principal and interest through August 2008	28,836	—
8.45% installment note, secured by vehicle, monthly payments of $308 principal and interest through May 2007	4,928	8,072
Total Debt:	$1,291,824	$1,264,706
Current Portion:	(1,014,235)	(536,135)
Long-term Portion:	$277,589	$728,571

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

Maturities of debt, including notes payable to shareholders, are as follows:

December 31,	Amount
2006	$8,368,445
2007	1,708,346
2008	1,655,104
2009	1,806,291
Thereafter	0
$13,538,186

Debt Settlements:

During August 2005, we signed a mutual release and settlement agreement and executed a promissory note for $728,637 with a vendor that provided engineering and consulting services to us for the design and installation of two Thermal Gasifiers™ we built in Cologna Veneta, Italy. The promissory note has a two year term commencing July 15, 2005, bears interest at 8% per annum and replaces and cancels two previous notes dated December 21, 2004 in the original principal amounts of $461,135 and $325,780, outstanding accrued expenses of $89,219 included as research and development expense in the first quarter of 2005, and accrued and unpaid interest of approximately $18,000. During September 2005, we executed a first amendment to the mutual release and settlement agreement, made a one time lump sum payment of $430,000 to our vendor, and cancelled our August 2005 promissory note. The terms of the first amendment require us to pay our vendor an additional $70,000, in total, to be paid in the amount of 20% of each and every payment we receive from our customer for our Thermal Gasifier™ project in Cologna Veneta, Italy, until the $70,000 is paid in full. The difference between our August 2005 note payable of $728,637, less our principal cash payments and our lump sum payment through September 2005 of $520,590 and the $70,000 note payable balance is $138,047, which we have reflected as other income, net of estimated legal expense incurred in the settlement of $5,000, in our statement of operations for the year ended December 31, 2005. The $70,000 note payable is reflected as a current liability on our balance sheet as of December 31, 2005.

During the year ended December 31, 2004, various unsecured demand obligations with an aggregate outstanding principal balance of $183,250 plus accrued but unpaid interest were settled in exchange for 529,333 shares of common stock.

6.   Income Taxes

The components of the provision for income taxes are as follows:

For the years ended December 31:	2005	2004
Current tax expense (benefit)	$—	$—
Deferred tax (Income)
U.S. federal	(641,900)	—
State and local	(117,100)	—
Total deferred	(759,000)	—
Total tax provision (benefit) from continuing operations	$(759,000)	$—

The actual and expected tax rates are similar for both years.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

The Company’s deferred tax assets and liabilities as of December 31, 2005and 2004 are as follows:

	2005	2004
Deferred income tax assets:
Due to net operating loss carry forwards	$7,254,000	$6,521,000
Due to deductible temporary differences	(509,000)	(1,546,000)
Less valuation allowance	(5,986,000)	(4,975,000)
Total deferred income tax asset	$759,000	$—-

As of December 31, 2005, the Company has approximately $19,300,000 in net operating loss carry forwards available to offset future taxable income expiring between 2018 and 2025. Approximately $2,700,000 of these losses are limited under the change in control provisions of Internal Revenue Code Section 382. Losses so limited will be available to offset future taxable income without limitation during our fiscal year 2006 until their expiration.

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

On September 29, 2005, we acquired a 49% interest in NEOHC from Richard Strain. See Note 8-”Related Party Transactions”. As a result of that acquisition, we own 100% of NEOHC as of September 30, 2005 and from that date, we are able to include taxable income or loss of NEOHC with our taxable income or loss for federal income tax purposes. For the period subsequent to and including September 30, 2005, we have computed our federal income tax expense combining our taxable income or loss with taxable income or loss of NEOHC, subject to limitations provided by the federal income tax regulations on the use of our losses during the period. For the period prior to September 30, 2005, we have computed NEOHC’s federal income tax expense on a separate company basis resulting in a combined federal and state income tax liability and related tax expense of $259,304 and $23,584 for the years ended December 31, 2005 and 2004, respectively, included in assets held for sale on our consolidated balance sheet and income from discontinued operations on our consolidated statement of operations for the year ended December 31, 2005.

As a result of the sale of our helium and gas processing assets on March 7, 2006, we estimate that we will utilize approximately $2,034,000 of our December 31, 2005 net operating loss carry forward to offset the gain on the sale of those assets and have recorded a deferred tax asset and total provision benefit of $759,000. See Note 2—“Subsequent Events and the Effect on Liquidity.”  We consider it less likely than not that the balance of the net operating losses and deductible temporary differences will be realized within the next twelve month period and have established a valuation allowance for the remaining deferred tax asset generated by those losses and temporary differences.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

7.   Stockholders’ Equity

On October 12, 2005, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State. The amendment increases our authorized shares of common stock from 75,000,000 to 200,000,000 shares and preferred stock from 2,000,000 to 10,000,000 shares.

Preferred Stock

The Company has 10,000,000 shares of Preferred Stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided as of the time of this filing.

Common Stock

The Company has 200,000,000 shares of stock $0.001 par value, authorized for issuance. As of December 31, 2005, 90,698,263 shares of common stock were issued and outstanding.

During October 2005, 20,000,000 shares of common stock were issued to Mr. Strain, a related party, to satisfy an outstanding obligation arising from a debt conversion agreement with Mr. Strain dated October 3, 2003. Pursuant to that conversion agreement, $10,000,000 of our indebtedness to Mr. Strain was converted into an aggregate of 50,000,000 shares of our common stock. We had 75,000,000 shares of common stock authorized for issuance prior to filing an amendment to our certificate of incorporation and 70,698,263 shares issued as of September 30, 2005. At the time we entered into the conversion agreement, we had 75,000,000 shares authorized and 38,262,664 shares issued and outstanding. We issued 30,000,000 shares of common stock pursuant to the conversion agreement. Accordingly, we did not have a sufficient number of shares of common stock authorized for issuance to issue all of the shares of common stock in the conversion. The conversion agreement provided that to the extent that we did not have sufficient shares of common stock authorized to issue all of the shares in the conversion, Mr. Strain has the irrevocable right to the shares that could not be issued.

Giving effect to the issuance of all of the shares of common stock under the conversion agreement, Mr. Strain owns 54.3% of the issued and outstanding shares of common stock of the Company.

In connection with the conversion, Mr. Strain received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, Mr. Strain was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any.

As of March 24, 2006, Nathaniel Energy had approximately 1,019 stockholders of record.

At December 31, 2003 there were options to purchase 500,000 shares of common stock with a cashless exercise right at the rate of $3.00 per share. The number of shares to be issued upon exercise varies with the market price of the stock. The options expired unexercised on December 31, 2004.

8.   Related Party Transactions

See Note 5—Notes Payable—“Related Party Debt” for a description of lending activities with our major beneficial shareholder, Mr. Richard Strain.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

During July 2005, we obtained a one year bank line of credit for $500,000, interest payable at the prime lending rate, for purposes of funding improvements at our tire fuel processing operation. The line of credit is supported by a standby letter of credit, issued in our bank’s favor, and provided by Mr. Strain, our major beneficial shareholder. During September 2005, we obtained a $500,000 increase in that bank line of credit which was supported by a corresponding increase in the standby letter of credit provided by Mr. Strain. We have borrowed $790,000 against the line of credit as of December 31, 2005.

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

During the year ended December 31, 2004, $250,000 in marketing and communication related expenses were accrued to Strong Wilken, Inc., an entity affiliated with Corey Morrison, which was paid during January 2005. On April 12, 2005 the Company terminated its October 1, 2004 Consulting Agreement with CJM Group, Inc. and its relationship with Strong Wilken, Inc. Corey Morrison and his related companies are beneficial owners of approximately 10% of the Company’s common stock at December 31, 2005.

The Company acquired three patents, two pending U.S. patent applications, and two pending European patent applications relating to the Company’s ownership of technology by assignment from Stan Abrams, Nathaniel Energy’s chief executive officer, pursuant to an agreement dated July 7, 1998 and amended in September 2003. Under the assignment agreement, the Company is required, upon written demand, to reassign the patents and patent applications to Mr. Abrams in the event both Stan Abrams and Brett Abrams are not employed as officers of the Company and neither of them is a director, except as a result of termination for cause, voluntary resignation, death or legal incompetence. Furthermore, the agreement provides for a reassignment of the technology to Messrs. Abrams in the event Nathaniel Energy ceases business operations or becomes bankrupt. On June 25,  2004,  as a result of Stan  Abrams’ and Brett  Abrams’  voluntary retirement and resignation from the Company,  all rights they had in, or to the return of, any of these patents,  under the Amended and  Restated Patent Reassignment  Agreement made as of September 30, 2003 but effective as of July 7, 1998  between  Stan Abrams,  Brett  Abrams,  and  Nathaniel  Energy,  or otherwise, expired and were waived.

During 2004, the Company wrote off $264,587 due from Ripetouch Greenhouse LLC, an entity controlled by Stan Abrams, the Company’s former chief executive officer and $11,438 due from Stan Abrams, as collection was determined to be uncertain.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

9.   Intellectual Property

Nathaniel Energy owns three U.S. patents, two pending U.S. patent applications and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively.

	2005	2004
Patents (at cost)	$207,428	$206,205
Blueprints and engineering design	299,339	299,339
Less Accumulated Amortization	(184,285)	(80,116)
Intangible assets, net	$322,482	$425,428

Amortization expense for the twelve months ended December 31, 2005 and December 31, 2004 was $104,170 and $55,116, respectively.

10.   Economic Dependency—Major Customers

During 2005 and 2004, one customer, accounted for approximately 27% and 37%, respectively, of the Company’s revenue.

11.   Commitments and Contingencies

Commitments

We signed a Co-Processing Agreement with Energis, LLC, effective September 30, 2005, to supply tire-derived-fuel of up to 1,500 tons per month from our tire fuel processing facility in Hutchins, Texas to their cement kiln operation in Texas. The agreement has a three year term, automatically renewable for additional one year terms with extensions not to exceed three years, unless either party provides a 90 day advance notification of its intent not to renew.

Litigation and Claims

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

The Company is a defendant in a suit by a former employee alleging violation of Fair Labor and Standards Act and Title VII of the Civil Rights Act. The proceeding is being adjudicated in US District Court of Northern Texas—Dallas Division. The case is being vigorously defended, and management considers the suit to be without merit. The court has ordered the parties to attend mediation but it is undetermined if the case will settle.

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2005 and 2004

12.   Segment Data

	Year ended December 31, 2005
	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$609,428	$80,000		$689,428
Significant non cash expenses —depreciation and amortization	$271,953	—		$271,953
Net income (loss)	$(447,469)	$(846,626)	$1,055,611	$(238,484)
Capital expenditures	$1,035,505	—		$1,035,505
Total assets as of Dec 31, 2005	$1,826,211	$275,449	$11,805,293	$13,906,953

	Year ended December 31, 2004
	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$561,573	—		$561,573
Significant non cash expenses
—write down of inventory	$274,000	—		$274,000
—impairment of assets	1,403,046	—		1,403,046
—depreciation and amortization	303,882	—		303,882
—loss on related party receivable	264,587	—		264,587
Net income (loss)	$(2,940,952)	$(3,618,228)	$902,836	$(5,656,344)
Capital expenditures	$64,260	—		$64,260
Total assets as of Dec 31, 2004	$926,315	$1,020,560	$12,341,403	$14,288,278

13.   Lease Commitments

Nathaniel Energy leases certain office facilities under non cancelable operating leases that expire at various dates through 2008. At December 31, 2005, Nathaniel Energy was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2006	$62,176
2007	63,938
2008	16,102
2009	—
2010	—
Total minimum lease payments	$142,216

Rent expense for operating leases, including month to month rentals, was $171,037 and $107,268 for the years ended December 31, 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nathaniel Energy Corporation (Registrant)
By:	/s/ GEORGE A. CRETECOS
George A. Cretecos,
Chief Executive Officer, President and Director

Date:  March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GEORGE A. CRETECOS
George A. Cretecos,
Chief Executive Officer, President and Director
Date: March 29, 2006
/s/ WILLIAM J. MULROW
William J. Mulrow, Director
/s/ KAREN SMYTHE
Karen Smythe, Director

Michael Burdis, Director