Form 10QSB
period 2006-03-31
NATHANIEL ENERGY CORP
filed 2006-05-15
CIK 1096939

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: May 8, 2006, 90,698,263 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)

Assets
Current assets:
Cash	$2,638,607	$260,032
Accounts receivable	93,818	85,418
Prepaid expenses	43,971	88,698
Deferred tax asset	—	759,000
Assets held for sale	—	2,036,783
Total current assets	2,776,396	3,229,931
Property, plant and equipment, net of accumulated depreciation	1,192,974	1,256,708
Intangible assets, net	283,968	322,482
Deposits	93,647	88,322
Assets held for sale	—	9,768,510
Total Assets	$4,346,985	$14,665,953
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$930,139	$628,784
Accrued compensation and payroll liabilities	31,667	75,757
Accrued interest	15,398	14,760
Other accrued expenses	338,385	5,399
Notes payable, current portion	1,007,607	1,014,235
Notes payable - stockholder, current portion	—	3,354,210
Liabilities held for sale	—	7,307,128
Total current liabilities	2,323,196	12,400,273
Long-term debt	228,654	277,589
Liabilities held for sale	—	4,892,151
Total liabilities	2,551,850	17,570,013
Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares of $.001 par value authorized, none issued or outstanding	—	—
Common stock, 200,000,000 shares of $0.001 par value authorized, 90,698,263 shares issued and outstanding at March 31, 2006 and December 31, 2005	90,698	90,698
Common stock to be issued	318	318
Additional paid-in capital	60,702,446	61,584,446
Accumulated deficit	(58,998,327)	(64,579,522)
Total Stockholders’ Equity (Deficit)	1,795,135	(2,904,060)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,346,985	$14,665,953

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenue	$239,527	$210,364
Cost of revenue	210,447	226,128
Gross profit (loss)	29,080	(15,764)
Selling, general and administrative expenses	508,934	383,290
Research and development expense	28,201	117,125
Total operating expenses	537,135	500,415
Loss from operations	(508,055)	(516,179)
Other income (expense)
Interest expense	(104,685)	(64,160)
Loss from continuing operations	(612,740)	(580,339)
Income from discontinued operations, net of tax	194,961	255,048
Gain on sale of assets, net of tax	5,998,974	—-
Net income (loss)	$5,581,195	$(325,291)
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.01)
Income per share from discontinued operations, basic and diluted	0.00	0.00
Income per share from gain on sale of assets, basic and diluted	0.07	0.00
Net income (loss) per share, basic and diluted	$0.06	$(0.01)
Weighted average common shares outstanding	90,698,263	70,676,041

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$5,581,195	$(325,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,859	39,332
Gain on sale of assets	(5,998,974)
Income tax expense	759,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,400)	(14,145)
Inventory	—	286,458
Prepaid expenses	44,727	52,801
Restricted cash	—	237,000
Related party receivable	—	(4,242)
Other assets	(5,325)	(550)

Accounts payable and accrued expenses	590,889	29,937
Net effect on cash from discontinued operations	(1,277,957)	206,294
Net cash provided by (used in) operating activities	(205,986)	507,594
Cash flows from investing activities:
Acquisition of minority interest	(882,000)	—
Cash provided by (used in) discontinued operations	15,767,484	(40,148)
Net cash provided by (used in) investing activities	14,885,484	(40,148)
Cash flows from financing activities:
Payments on debt	(3,408,772)	(76,001)
Cash used in discontinued operations	(8,892,151)	(741)
Net cash used in financing activities	(12,300,923)	(76,742)
Net increase in cash	2,378,575	390,704
Cash and cash equivalents, beginning of year	260,032	33,897
Cash and cash equivalents, end of period	$2,638,607	$424,601
Cash paid for interest	$1,370,411	$22,224
Cash paid for income taxes	$—	$—-
Non cash financing activity:
Issuance of stock to settle accrued expenses, accounts and notes payable	$—	$87,500

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a 2-stage gasification system designed to convert industrial and commercial waste, biomass, tires and any other solid, hydrocarbon-based materials into economical clean thermal and electrical energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the three months ended March 31, 2006, our tire fuel processing business has generated 100% of our revenue.

We plan to focus our patented technology, the Thermal Gasifier™ in three main areas; creating energy infrastructures; building, owning and operating small hydrocarbon-based waste-to-energy plants and licensing. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide.

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

We continue to provide technical assistance to the project owner of our two Thermal Gasifiers™ in Cologna Veneta, Italy. We began to utilize the operating Thermal Gasifier™ units in Italy in our sales, marketing and research efforts during 2005. We are using the waste-to-energy plant in Cologna Veneta, Italy as “proof of process” for our first commercial Thermal Gasifiers™ in our business development activities demonstrating a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the period ended March 31, 2006. During the first quarter of 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary for purposes of advancing our business for the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. Cleanergy, Inc. had no financial activity through the period ended March 31, 2006. The Company has employed the services of an experienced executive to advance the business plan and secure a sales pipeline of hydrocarbon-based waste-to-energy projects and business development activities.

During September 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we agreed to sell the assets which comprise our helium and gas processing facilities and operations to Midstream. On March 7, 2006, we closed the Purchase and Sale Agreement and sold those assets. The results of operations of our helium and gas processing facilities and operations through the date of the closing are shown as income from discontinued operations in our statement of operations. See Note 2. – “Disposition of a Business Segment”. The estimated gain on the sale of our helium and gas processing facilities and operations is shown as income from sale of assets in our statement of operations.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at March 31, 2006 is zero.

We continue to provide technical support during the completion of the start-up and testing of the waste-to-energy plant utilizing two Thermal Gasifiers™ installed in Italy, under a contract for resale to a customer. Both units have been operated in start up phase. The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments received. Our customer continues to have difficulty with a third party subcontractor’s fuel preparation system that prepares the fuel for the Thermal Gasifiers™ so that it meets the specifications agreed to in our contract to meet our output performance guarantee. In addition, our customer is in the process of retrofitting downstream thermal equipment provided to them by the same third party subcontractor. The retrofit is required to bring the downstream thermal equipment into specification to accept the synthesis gas that our units produce. Although both the fuel supply and downstream thermal equipment capability concerns are being addressed by our customer, we continue to provide technical support for the plant and advise our customer while pursuing payment of amounts due us on our contract with our customer. Because management determined that the timing of receipt and amount of any payment we could expect to receive is uncertain, we reduced the carrying value of the construction in progress inventory to zero during fiscal 2005. We are reimbursed for our out of pocket expenses, including shipping expenses incurred during the start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively. The Thermal Gasifier™ inventory value at March 31, 2006 is zero.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three months ended March 31, 2006 and 2005, we incurred costs for third party engineering consulting and analysis and expensed $28,201 and $117,125, respectively.

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

Machinery and equipment	5 – 15 years
Buildings	15 years
Vehicles	5 years

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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire-derived-fuel revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in the contracts for delivery to our customers. This quality control reduces the risk of significant returns and allowances of tire-derived-fuel sold. Sales returns are reprocessed and added back to the existing production of tire-derived-fuel. Sales returns are booked based on the Company’s historical experience.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of March 31, 2006.

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

2. Disposition of a Business Segment

On March 7, 2006 Nathaniel Energy Corporation, its wholly-owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”) and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which NEOHC sold the assets which comprises Nathaniel’s helium and gas processing facilities and operations to Midstream. Pursuant to the Purchase and Sale Agreement, the purchase price was subject to the following adjustments:

upward for any capital expenditures made by Nathaniel relating to the helium and gas operations from August 1, 2005.

upward for expenses incurred by Nathaniel from August 1, 2005 to operate the helium and gas assets.

upward for all amounts owed to Nathaniel or its affiliates as of the closing under the contracts which are included in the assets to be sold.

upward by up to $1,800,000 if Midstream and Colorado Interstate Gas entered into an agreement for nitrogen and/or air services which commences on or near January 1, 2007. This agreement was entered into.

downward for any expenses relating to the operation of the gas assets which are attributed to the period before closing that were unpaid at the closing, and the liability for which is transferred to Midstream.

downward for amounts due under the contracts which are included in the gas assets to be sold that were unpaid as of the closing, and the liability for which is transferred to Midstream.

downward for all funds, receivables and the like, that are attributable to the gas assets being sold, for all periods from August 1, 2005 to the extent retained by Nathaniel.

Additionally, the Purchase and Sale Agreement provided that in the event any adjustments are not finally determined prior to the closing, they will be determined after the closing.

At the closing, giving effect to finally determined adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price. Pursuant to the terms of the Purchase and Sale Agreement, we have submitted adjustments to the amount received from Midstream which increase the purchase price by $280,414, primarily related to costs and expenses we incurred in the ordinary course of business from the effective date of the transaction of August 1, 2005 through February 28, 2006. These potential upward adjustments have not been agreed at this time. Pursuant to the Purchase and Sale Agreement, and agreed with Midstream, we will jointly submitted our respective positions regarding costs and expenses incurred in the ordinary course of business to an independent certified public accounting firm for accounting dispute resolution.

Midstream assumed all the liabilities under the contracts included in the gas assets being sold that arose after the closing date.

Nathaniel used $14,482,171 of the sale proceeds to satisfy its indebtedness to Richard Strain, which reduced the company’s debt by approximately 89%.

The estimated gain on sale of the helium and gas processing facilities and operations computed without regard to any potential upward purchase price adjustments, is as follows as of March 31, 2006:

Sale price at closing		$16,915,676
Book value of assets sold	$10,438,310
Less: Liabilities assumed by Midstream	(530,618)
Expense of sale	250,000
		10,157,692
Pretax gain on sale of assets		6,757,984
Income tax expense		759,000
Gain on sale of assets, net of tax		$5,998,984

3. Notes Payable

In connection with our purchase of a 49% interest in our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings, Corporation., from Richard Strain, our majority stockholder and major debt holder as of September 29, 2005, we issued a $3,354,210 promissory note to Mr. Strain, which was payable on demand by Richard Strain at any time after December 31, 2005, or earlier on the date of the commencement of any bankruptcy or insolvency proceedings against us, if any. We had the right to pre-pay the promissory note at any time without penalty. The promissory note bore interest at the prime rate plus 1.5% annually. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of September 30, 2005. The promissory note was secured by a first priority security interest in all of our assets and a pledge of the Nathaniel Energy Oklahoma Holdings, Corporation (NEOHC) shares that we purchased. See Note 4. – “Related Party Transactions”.

On March 7, 2006, we repaid total principal of $12,246,361 related to this and all previous obligations due Richard Strain out of the proceeds we received from the sale of our helium and gas processing assets to Midstream. As of March 31, 2006 and December 31, 2005, our total indebtedness to Richard Strain was $ -0- and $12,246,361, respectively.

4. Related Party Transactions

On September 29, 2005, we entered into and closed a Stock Purchase Agreement with Richard Strain pursuant to which we purchased 4,900 shares of common stock of Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”), our 51% owned subsidiary, for $3,354,210. On March 7, 2006, we closed the Purchase and Sale Agreement with Midstream and received $16,915,676. From the $16,915,676 received, we paid Mr. Strain $13,600,171 in satisfaction of our October 2003 promissory notes of $6,892,151, our March 2004 promissory note of $2,000,000, our September 2005 promissory note of $3,354,210 and accrued interest through March 7, 2006 on those notes of $1,353,810.

The NEOHC shares purchased represent 49% of NEOHC. As a result of this acquisition, NEOHC became a wholly-owned subsidiary of Nathaniel. See Note 3 – “Notes Payable” which discussed a promissory note issued to Richard Strain related to the Stock Purchase Agreement.

Pursuant to our Purchase and Sale Agreement with Midstream for the sale of our helium and gas operations, the purchase price under that agreement was subject to an upward adjustment by up to $1,800,000 if Midstream and Colorado Interstate Gas entered into an agreement for nitrogen and/or air blending services which commences on or before January 1, 2007. This agreement was entered into in December 2005. As a result of this upward adjustment, we paid Richard Strain an additional $882,000 at closing.

5. Subsequent Events

On April 10, 2006, in accordance with the terms of the Purchase and Sale Agreement, we received a letter from Midstream detailing certain title defects in the gas gathering pipeline system. Pursuant to the Purchase and Sale Agreement, we have an obligation to correct those defects within six months from the date of the closing with Midstream. The total potential negative post-closing adjustment to the purchase price for these defects is $271,300. We anticipate that the title defects can be corrected within the six month period provided in the Purchase and Sale Agreement at an estimated cost to us of approximately $50,000. This cost has been included in accrued expenses on our balance sheet as of March 31, 2006 and reflected as a reduction in the gain on sale of assets in our statement of operations.

6. Economic Dependency – Major Customer

One customer accounted for approximately 40% and 17% of our total revenue for the three months ended March 31, 2006 and 2005, respectively.

7. Income Tax Expense

On September 29, 2005, we acquired a 49% interest in NEOHC from Richard Strain. See Note 3-“Related Party Transactions”. As a result of that acquisition, we own 100% of NEOHC as of September 30, 2005 and we include taxable income or loss of NEOHC with our taxable income or loss for federal income tax purposes for periods subsequent to that date.

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

As a result of the sale of our helium and gas processing assets on March 7, 2006, we estimate that we will utilize approximately $2,034,000 of our December 31, 2005 net operating loss carry forward to offset the gain on the sale of those assets and have recorded a deferred tax asset and total provision benefit of $759,000 at December 31, 2005. The gain on sale of our helium and gas processing assets has not been finally determined at March 31, 2006 as all upward and downward adjustments provided in the Purchase and Sale Agreement have not been finalized, however, we estimate that our tax gain on sale will be offset by our estimated current year’s loss and tax losses carried forward to fiscal 2006, and therefore, we have reversed our deferred tax asset of $759,000 at March 31, 2006.

We consider it less likely than not that the balance of the net operating losses and deductible temporary differences will be realized within the next twelve month period and have established a valuation allowance for the remaining deferred tax asset generated by those losses and temporary differences.

8. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, tire fuel processing and alternative energy. The location and use of our facilities are shown as follows:

• the tire fuel processing operation in Hutchins, Texas, and

• the alternative energy engineering and corporate offices in Englewood, Colorado.

For the three months ended March 31, 2006:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$239,527	—		$227,430
Significant non cash expenses- depreciation and amortization	$83,914	$24,945		$108,859
Net income (loss)	$5,575,654	$(189,420)	$194,961	$5,581,195
Total assets as of March 31, 2006	$4,096,480	$250,505	—	$4,346,985

For the three months ended March 31, 2005:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$130,364	$80,000		$210,364
Significant non cash expenses- depreciation and amortization	$40,041	—		$40,041
Net income (loss)	$(300,631)	$(279,708)	$255,048	$(325,291)
Capital expenditures	—	—	$40,148	$40,148
Total assets as of March 31, 2005	$914,561	$820,870	$11,858,159	$13,593,590

Item 2. Management’s Discussion and Analysis of Results of Operations.

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, or “continue” or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

•             Our ability to enter into agreements or relationships with municipalities and commercial and industrial businesses in connection with the commercialization of our Thermal Gasifier™.

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

Company Overview

Our mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Gasifier™ technology; creating energy infrastructures; building, owning and operating small hydrocarbon-based waste-to-energy plants; and licensing. On September 30, 2005, we signed a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which our subsidiaries Nathanial Energy Oklahoma Holdings Corporation (NEOHC) and MCNIC Rodeo Gathering, Inc. agreed to sell substantially all of the assets that comprise our helium and gas processing facilities and operations to Midstream. We closed this transaction on March 7, 2006. Midstream is a privately owned full service energy company engaged in the gathering, processing, treating, compression, dehydration, transportation and marketing of natural gas and natural gas liquids, based in Tulsa, Oklahoma. Midstream is not affiliated with Nathaniel. Revenue generated from our discontinued operations, the helium and gas processing business, has provided operating and capital funds for improving our current tire fuel processing operations and further advancing it toward a full service fuel procurement operation, in addition to, furthering the commercialization of our Thermal Gasifiers™. We believe that it was in our best interest to exit the helium and gas processing business and focus our resources in the emerging alternative energy industry through the commercialization of our proprietary patented Thermal Gasifier™ technology. By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based waste-to-energy projects through our subsidiary; Cleanergy, Inc. Cleanergy, Inc. has had no activity to date.

We began to implement our planned improvements to the tire fuel processing operations at our facility located in Hutchins, Texas during June 2005 that included; purchasing new processing equipment, improving our handling systems, expanding of our operations facility and site offices and regulatory compliance upgrades. The tire fuel processing facility improvements and expansion provide the foundation for its diversification toward alternative fuel procurement. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. We expect that the completion of the majority of our equipment installation and site improvements will now enable us to ramp up operations at this facility by increasing its production and the volume of waste tires it processes. We believe that the increased production will result in increased tipping fee revenue, and increased revenue from the sale of tire-derived-fuel. We believe that the addition of new equipment combined with existing equipment in conjunction with facility improvements has enabled us to enter into a three (3) year take or pay contract for the sale of tire-derived-fuel, and will provide the resources and infrastructure to enable us to sign new contracts for the acceptance of waste tires. The new equipment has also improved the quality of the tire-derived-fuel thereby enabling us to increase our prices approximately 60% for the higher quality tire-derived-fuel. The improvements should enable us to obtain increased revenue and cash flow from this operation. We completed the primary planned improvements during 2005 and continue to improve our tire handling and product delivery capabilities to increase the efficiency of the facility.

During the three months ended March 31, 2006, we generated $239,527 of our revenue, or 100%, from our tire fuel processing division. We have recognized no revenue from our Thermal Gasifier™ business segment to date. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based waste-to-energy projects. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary of the Company for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. We plan to focus the majority of our resources on this business operation, which will be supported through the advancement of our tire fuel processing division’s expansion for fuel procurement for the hydrocarbon-based waste-to-energy projects.

Historically, we have not had difficulty finding potential project opportunities and we have employed the services of an experienced senior executive to develop a sales pipeline of hydrocarbon-based waste-to-energy projects and business development activities. Worldwide, industries and municipalities seek solutions for diverting solid waste from landfills and lower cost and clean energy alternatives to fossil fuels. Demand for these solutions is expected to grow. A key to our success will be qualifying and wisely choosing among project opportunities and focusing our resources on projects with the greatest chance of success and returns for stockholders.

As we continue to support the project owner and work toward obtaining final acceptance for the two Thermal Gasifier™ units in Cologna Veneta, Italy, we will continue to have access to an operating commercial facility to use in marketing, testing and additional research and development efforts. Our mission in 2006  is to develop a sales pipeline of qualified hydrocarbon-based waste-to-energy projects, contract for one or more of those projects and initiate implementation as a partner or joint venture member in at least one commercial operation utilizing our Thermal Gasifier™ technology, which will be operated through the wholly owned subsidiary, Cleanergy, Inc. We have identified a number of opportunities that we are currently pursuing, however we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

At the same time, we are developing the infrastructure and business development activities to support our energy infrastructure and small hydrocarbon-based waste-to-energy project opportunities utilizing our Thermal Gasifier™ technology. Additionally, we plan to seek project funding that will be based on the size, configuration and business structure of the project. We anticipate that the timeframe from identification of a project to completion will be 12 to 24 months, provided we obtain the requisite project financing.

Results of Operations

In March 2006, we disposed of our helium and gas processing facilities and operations.. For purposes of the financial statements, these facilities have been accounted for as a discontinued operation. Items of revenue and direct expenses incurred or properly allocable to the helium and gas processing facilities have been reclassified in the 2005 year to conform to the current year presentation. Unless otherwise noted, the operating results discussed herein relate to our continuing operations.

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first quarter of 2006. The quarterly operating results are not necessarily indicative of future results of operations.

		Three Months Ended (unaudited)
	March 31 2006	March 31 2005	March 2006 vs. 2005 Increase (decrease)
			$	%

Revenue	$239,527	$210,364	$29,163	14%
Cost of revenue	210,447	226,128	(15,681)	(7)%
Gross profit	29,080	(15,764)	44,844	284%

Selling general and administrative expense	537,135	500,415	36,720	7%
Operating income (loss)	(508,055)	(516,179)

Interest expense	(104,685)	(64,160)

Loss from continuing operations before income taxes	(612,740)	(580,339)
Income from discontinued operations, net of tax	194,961	255,048
Gain on sale of assets, net of tax	5,998,974	—
Net income (loss)	$5,581,195	$(325,291)
Net income (loss) per common share (basic and diluted)	$0.06	$(0.01)
Weighted-average common shares outstanding-diluted	90,698,263	70,676,041
Shares outstanding at end of period	90,698,263	70,698,263

For the three months ended March 31, 2006, our revenue increased by $29,163, or 14% to $239,527 from $210,364 during the same period in 2005. The increase is due primarily to an increase in processing waste tires and resulting revenue from the sale of tire-derived-fuel from our tire fuel processing facility which was offset by a reduction in revenue from our Thermal Gasifier™ business segment. Revenue from our tire fuel processing facility increased by $109,163 or 84% to $239,527 for the three months ended March 31, 2006 from $130, 364 during the same period in 2005.Our ability to increase our processing of waste tires is due to our purchase of new equipment for and improvements in the operation of the tire fuel processing facility, placed in service during the second half of 2005. For the three months ended March 31, 2006, revenue from our Thermal Gasifier ™ business segment was $0, a decrease of $80,000 from the same period in 2005. Revenue of $80,000 during the three months ended March 31, 2005 related to non-recurring consulting and start up services we provided our customer for the Thermal Gasifiers™ we built and installed in Cologna Veneta, Italy.

Gross profit for the three months ended March 31, 2006 was $29,080, an increase of $44,844, or 284% compared to gross loss of $15,764 for the three months ended March 31, 2005. Our increase in gross profit is due to the increase in revenue of $29,163 and a decrease in cost of revenue of $15,683. Cost of revenue for our tire fuel processing facility increased by $23,839 to $210,353 during the three months ended March 31, 2006 from $186,514 for the three months ended March 31, 2005, due primarily to an increase in depreciation expense from new equipment placed in service at the facility during the second half of 2005. This increase in cost of revenue was offset by a decrease in cost of revenue from our Thermal Gasifier ™ business segment of $39,614 to $0 during the three months ended March 31, 2006. Cost of revenue of $39,614 for the three months ended March 31, 2005 included out of pocket expenses related to non-recurring consulting and start up services we provided our customer for the Thermal Gasifiers™.

Total selling, general and administrative expenses increased by $36,720 or 7% from $500,415 for the three months ended March 31, 2005 to $537,135 for the three months ended March 31, 2006. The increase in selling, general and administrative expenses is due primarily to an increase of $140,230 in payroll and employee benefit expense due to an increase in the number of employees including non-recurring bonuses paid upon successful completion of the sale of the helium and gas processing assets offset by a decrease in research and development expense of $88,924.

Interest expense increased by $40,525 from $64,160 for the three months ended March 31, 2005 to $104,685 for the three months ended March 31, 2006 due primarily to interest incurred on a promissory note of $3,354,210 issued Richard Strain on September 30, 2005 for the purchase of his 49% interest in Nathaniel Energy Oklahoma Holdings Corporation.

Income from discontinued operations decreased by $60,087 from $255,048 for the three months ended March 31, 2005 to $194,961 for the three months ended March 31, 2006 due primarily to the sale of the helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. As a result of the sale, income from discontinued operations during the first quarter of 2006 included income only through the date of sale. See Note 2.—“Disposition of a Business Segment”.

Gain on sale of assets represents the gain of $5,998,974 from the sale of our helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. See Note 2.—“Disposition of a Business Segment”. The gain is net of $759,000 of income tax expense. We recorded a deferred tax benefit of $759,000 during the fourth quarter of 2005 due to our expected use of approximately $2,000,000 of our net operating loss carry forward from 2005 and prior fiscal years which we expect along with losses we expect to incur during 2006, to offset the estimated 2006 gain resulting from the sale of the helium and gas processing operations’ assets.

Net income increased by $5,906,486 to $5,581,195 for the three months ended March 31, 2006 from a net loss of $325,291 for the three months ended March 31, 2005 due primarily to the gain on sale of the helium and gas processing facilities and operations and an improvement in the net income resulting from our tire fuel processing operation.

Liquidity and Capital Resources

As of March 31, 2006 we owed $358,348 to financial institutions under installment notes with an average interest rate of 5.3%,which is secured by land or equipment.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $87,913 and $790,000 borrowing against a line of credit .

On March 7, 2006 Nathaniel, its wholly-owned subsidiary NEOHC and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed the Purchase and Sale Agreement with Midstream Energy Services, LLC. At the closing, giving effect to finally determined adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price. Pursuant to the terms of the Purchase and Sale Agreement, we have submitted adjustments to the amount received from Midstream which increases the purchase price by $280,414, primarily related to costs and expenses we incurred in the ordinary course of business from the effective date of the transaction of August 1, 2005 through February 28, 2006. These potential upward adjustments have not been agreed at this time and pursuant to the Purchase and Sale Agreement, will be submitted to an independent certified public accounting firm for accounting dispute resolution.

On April 10, 2006, in accordance with the terms of the Purchase and Sale Agreement, we received a letter from Midstream detailing certain title defects in the gas gathering pipeline system. Pursuant to the Purchase and Sale Agreement, we have an obligation to correct those defects within six months from the date of the closing with Midstream. The total potential negative post-closing adjustment to the purchase price for these defects is $271,300. We anticipate that the title defects can be corrected within the six month period provided in the Purchase and Sale Agreement at an estimated cost to us of approximately $50,000. This cost has been included in accrued expenses on our balance sheet as of March 31, 2006 and reflected as a reduction in the gain on sale of assets in our statement of operations.

Nathaniel used $14,482,171 of the sale proceeds to satisfy $12,246,361 of secured loans and promissory notes due Richard Strain, our majority stockholder and major debt holder, and $2,235,810 of accrued interest.

In connection with our September 2005 purchase of a 49% interest in our 51% owned subsidiary, NEOHC, owned by Richard Strain, we issued a $3,354,210 promissory note to Mr. Strain, which is payable on demand by Richard Strain at any time after December 31, 2005, or earlier on the date of the commencement of any bankruptcy or insolvency proceedings against us, if any. The promissory note bore interest at the prime rate plus 1.5% annually. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of September 30, 2005. The promissory note was paid on the closing of the Purchase and Sale Agreement.

As of March 31, 2006, we have borrowed $790,000 against a line of credit, interest payable at the prime lending rate, which is supported by a standby letter of credit, issued in our bank’s favor, and provided by Richard Strain, our major shareholder and debt holder. Richard Strain has advised that he does not intend to renew the standby letter of credit, and therefore, we expect to repay the line of credit on or before its due date in June 2006.

The following is a summary of Nathaniel Energy’s cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended March 31,
	2006	2005

Operating activities	$(205,986)	$507,594
Investing activities	14,885,484	(40,148)
Financing activities	(12,300,923)	(76,742)

Net effect on cash	$2,378,575	$390,704

For the period ended March 31, 2006, the net cash used in operating activities of $205,986 is due primarily to a net income of $5,581,195, increased by non-cash income tax expense of $759,000, an increase in accounts payable and accrued expenses of $590,889, and depreciation and amortization expense of $108,859 offset by gain on sale of assets of $5,998,974 included in net income and net cash used in discontinued operations of $1,277,957.

The change in net cash provided by investing activities of $14,885,484 is due to primarily to the proceeds from the sale of our helium and gas processing facilities and operations.

The change in net cash used in financing activities of $12,300,923 is due to principal repayments of debt of $3,408,772 primarily related to a promissory note used to purchase the minority interest in NEOHC from our major shareholder, Richard Strain and repayment of $8,892,151 secured loans, also due Richard Strain. See Note 4 to the financial statements - “Related Party Transactions”.

For the period ended March 31, 2005, the net cash provided by operating activities of $507,594 is due to a net loss for the quarter of $325,291, offset by a decrease in inventory of $286,458, reduction in restricted cash of $237,000 and cash provided by discontinued operations of $206,294.

The change in net cash used in investing activities for the period ended March 31, 2005 of $40,148 is due to cash used by discontinued operations.

The change in net cash used in financing activities of $76,742 is primarily due to debt repayments of $76,001 during the three months ended March 31, 2005.

Nathaniel Energy had cash of $2,638,607 at March 31, 2006 which will be used to fund the Company’s operations and overhead, pay current debts, partially fund the execution of our Thermal Gasifier™ business plan and pay down our line of credit.

We expect that as a result of the improvements made at our tire fuel processing division during the third and fourth quarters of 2005, that the tire fuel processing operations will generate future positive net cash flows from operating activities, which will provide additional funding for our corporate overhead expenses.

Our working capital as of March 31, 2006 was $453,200.

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

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

•                              Nathaniel Energy Corporation held an annual meeting of stockholders on March 6, 2006 for the following purposes:

•      To consider and approve the sale of Nathaniel’s gas and helium operations and facilities to Midstream Energy Services, LLC

•      To elect a board of four directors.

The sale of Nathaniel’s gas and helium operations and facilities assets was approved by the shareholders, voting in person or by proxy, as follows:

For:  66,373,629   Against:  3,050,885   Abstentions and Broker Non-Votes:  5,003.

The following four directors were elected by the shareholders, in person or by proxy as follows:

	For	Withheld
George A. Cretecos	79,402,486	185,372
Karen Strain Smythe	79,406,861	180,997
William Mulrow	79,426,861	160,997
Michael Burdis	48,685,000	0

The shareholders cast the following votes for Russell “Gene” Bailey as a director, who was not elected.

For: 30,741,861  Withheld: 160,997

William Mulrow subsequently resigned as a director on April 6, 2004.

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits.

3.1              Certificate of Incorporation*

3.2              Articles of Amendment to Articles of Incorporation, filed on August 6, 1999*

3.3              Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002*

3.4              Certificate of Amendment to Certificate of Incorporation, filed on October 12, 2005*

3.5              Amended and Restated By-Laws**

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes document filed as an exhibit to our Quarterly Report on Form 10 QSB for the period ended September 30, 2005 and incorporated herein by reference.

**Denotes document filed as an exhibit to our Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION

(Registrant)

Date: May 15, 2006

	By:	/s/ George A. Cretecos
George A. Cretecos Chief Executive Officer Nathaniel Energy Corporation