Form 10QSB
period 2006-06-30
NATHANIEL ENERGY CORP
filed 2006-08-11
CIK 1096939

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: August 9, 2006, 90,731,596 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

NATHANIEL ENERGY CORPORATION

Nathaniel Energy Corporation

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)

Assets
Current assets:
Cash	$1,140,599	$260,032
Accounts receivable	104,960	85,418
Prepaid expenses	125,361	88,698
Deferred tax asset	—	759,000
Assets held for sale	—	2,036,783
Total current assets	1,370,920	3,229,931
Property, plant and equipment, net of accumulated depreciation	1,157,087	1,256,708
Intangible assets, net	245,453	322,482
Deposits	99,702	88,322
Assets held for sale	—	9,768,510
Total Assets	$2,873,162	$14,665,953
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$777,509	$628,784
Accrued compensation and payroll liabilities	31,667	75,757
Accrued interest	16,035	14,760
Other accrued expenses	115,465	5,399
Notes payable, current portion	297,894	1,014,235
Notes payable - stockholder, current portion	—	3,354,210
Liabilities held for sale	—	7,307,128
Total current liabilities	1,238,570	12,400,273
Long-term debt	194,299	277,589
Liabilities held for sale	—	4,892,151
Total liabilities	1,432,869	17,570,013
Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares of $.001 par value authorized, none issued or outstanding	—	—
Common stock, 200,000,000 shares of $0.001 par value authorized, 90,731,596 and 90,698,263 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	90,731	90,698
Common stock to be issued	285	318
Additional paid-in capital	60,702,446	61,584,446
Accumulated deficit	(59,353,169)	(64,579,522)
Total Stockholders’ Equity (Deficit)	1,440,293	(2,904,060)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,873,162	$14,665,953

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$310,732	$111,966	$550,259	$322,330
Cost of revenue	231,881	186,403	442,328	412,531
Gross profit (loss)	78,851	(74,437)	107,931	(90,201)
Selling, general and administrative expenses	463,309	398,203	972,243	781,493
Research and development expense	11,041	—	39,242	117,125
Total operating expenses	474,350	398,203	1,011,485	898,618
Loss from operations	(395,499)	(472,640)	(903,554)	(988,819)
Other income (expense)
Interest income (expense), net	19	(67,321)	(104,666)	(131,481)
Other income	—	7,842	—	7,842
Loss from continuing operations	(395,480)	(532,119)	(1,008,220)	(1,112,458)
Income from discontinued operations, net of tax	(1,533)	219,321	193,428	474,369
Gain on sale of assets, net of tax	42,171	—	6,041,145	—
Net income (loss)	$(354,842)	$(312,798)	$5,226,353	$(638,089)
Loss per share from continuing operations, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Income per share from discontinued operations, basic and diluted	0.00	0.00	0.00	0.01
Income per share from gain on sale of assets, basic and diluted	0.00	0.00	0.07	0.00
Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)	$0.06	$(0.01)
Weighted average common shares outstanding	90,717,310	70,698,263	90,707,787	70,687,213

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$5,226,353	$(638,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,110	78,666
Gain on sale of assets	(6,041,145)
Income tax expense	759,000	—
Disposition of equipment	2,629
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(19,542)	(18,883)
Inventory	—	536,423
Prepaid expenses	(36,663)	(207,095)
Restricted cash	—	237,000
Other assets	(11,380)	(111,494)
Accounts payable and accrued expenses	215,976	375,234
Net effect on cash from discontinued operations	(1,277,958)	442,846
Net cash provided by (used in) operating activities	(968,620)	694,608
Cash flows from investing activities:
Acquisition of minority interest	(882,000)	—
Equipment purchases	(33,477)	(406,062)
Cash provided by (used in) discontinued operations	15,809,655	(45,643)
Net cash provided by (used in) investing activities	14,894,178	(451,705)
Cash flows from financing activities:
Payments on debt	(4,270,180)	(137,979)
Proceeds from issuance of notes and loans	117,340	221,607
Cash used in discontinued operations	(8,892,151)	(1,526)
Net cash provided by (used in) financing activities	(13,044,991)	82,102
Net increase in cash	880,567	325,005
Cash and cash equivalents, beginning of period	260,032	33,897
Cash and cash equivalents, end of period	$1,140,599	$358,902
Cash paid for interest	$1,390,215	$51,026
Cash paid for income taxes	$71,493	$—
Non cash financing activity: Issuance of stock to settle accrued expenses, accounts and notes payable	$33	$87,500

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 and 2005

(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energy company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our primary focus is on our proprietary patented technology, the Thermal Gasifier™, which is a 2-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and other solid, hydrocarbon-based materials into clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union (EU) emission regulations.

We have been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the three and six months ended June 30, 2006, our tire fuel processing business generated 100% of our revenue.

Our business objective for our patented technology, the Thermal Gasifier™, follows three main strategies; a) creating energy infrastructures, b) building, owning and operating waste-to-energy plants, and c) licensing.

Our primary plan is to seek qualified joint venture partners to build, own and operate small waste-to-energy plants or utilize our technology under a license where we will become an ongoing participant in the project. We are focused on forming joint ventures with partners who possess one or more of the following attributes; financial capability to cover certain development and capital costs for the projects, governmental resources to assist in the permitting, technical expertise, and host business applications that will jointly support successful operations with the potential to use that joint venture business arrangement in multiple locations. We plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships as we advance our commercialization activities and the technology matures.

We continue to utilize the Thermal Gasifier™ units in Italy in our sales, marketing and research efforts. As we work to advance the waste-to-energy plant in Cologna Veneta, Italy we plan to use it as “Proof of Process” for our first commercial Thermal Gasifiers™ in our business development activities demonstrating  a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have begun a process to evaluate the waste-to-energy project in Italy and all of the facility equipment for additional involvement with the project owner for possible technical enhancements to improve the output and reliability of the plant. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the period ended June 30, 2006.

During September 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we agreed to sell the assets which comprise our helium and gas processing facilities and operations to Midstream. On March 7, 2006, we closed the Purchase and Sale Agreement and sold those assets. The results of operations of our helium and gas processing facilities and operations through the date of the closing are shown as income from discontinued operations in our statement of operations. See Note 2. — “Disposition of a Business Segment”. The estimated gain on the sale of our helium and gas processing facilities and operations is shown as income from sale of assets in our statement of operations.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at June 30, 2006 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments received. Our customer continues to have difficulty with a third party subcontractor’s fuel preparation system that prepares the fuel for the Thermal Gasifiers™ so that it meets the specifications agreed to in our contract to meet our output performance guarantee. In addition, our customer is in the process of retrofitting downstream thermal equipment provided to them by the same third party subcontractor. The retrofit is required to bring the downstream thermal equipment into specification to accept the synthesis gas that our units produce. Because both the fuel supply and downstream thermal equipment capability concerns are of significant importance to our customer, we have agreed to evaluate and recommend modifications that would improve the output and reliability of those systems and the overall waste-to-energy facility while we continue to pursue payment of amounts due us on our contract.  Because management determined that the timing of receipt and amount of any payment we could expect to receive is uncertain, we reduced the carrying value of the construction in progress inventory to zero during fiscal 2005.  We are reimbursed for our out of pocket expenses, including shipping expenses incurred during the start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively. The Thermal Gasifier™ inventory value at June 30, 2006 is zero.

We continue to provide technical support while we undertake the evaluation process of assessing the waste-to-energy facility in Cologna Veneta, Italy for modifications to improve the output and reliability of the plant. In conjunction with the enhancements to the waste-to-energy facility we continue to work toward the completion of the start-up and testing of the two Thermal Gasifiers™. Both units have been operated in start-up phase.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and six months ended June 30, 2006 and 2005, we incurred costs for third party engineering consulting and analysis and expensed $11,041 and $39,242; $0 and $117,125, respectively.

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

Machinery and equipment	5 years
Buildings and improvements	5-15 years
Vehicles	5 years

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

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of June 30, 2006.

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

At the closing, giving effect to finally determined adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price. Pursuant to the terms of the Purchase and Sale Agreement, we submitted adjustments to the amount received from Midstream which increase the purchase price by $280,414, primarily related to costs and expenses we incurred in the ordinary course of business from the effective date of the transaction of August 1, 2005 through February 28, 2006.  These potential upward adjustments were refined through the date of closing and, in addition to other negative adjustments proposed by Midstream, were submitted to BKD LLP, an independent certified public accounting firm unaffiliated to Midstream and us, for resolution pursuant to the dispute provisions of the Purchase and Sale Agreement.

On April 10, 2006, in accordance with the terms of the Purchase and Sale Agreement, we received a letter from Midstream detailing certain title defects in the gas gathering pipeline system which would have had a potential negative post-closing adjustment to the purchase price of $271,300. Pursuant to the Purchase and Sale Agreement, we corrected those defects during the current quarter at a cost to us of $7,829.  We recorded additional gain on sale of assets of $42,171in the current quarter, representing the excess of our original estimated cost to cure these defects, over the actual cost incurred. Although we believe we have corrected the title defects, we have not received a confirmation of agreement from Midstream.

The estimated gain on sale of the helium and gas processing facilities and operations computed without regard to any potential upward purchase price adjustments, is as follows as of June 30, 2006:

Sale price at closing		$16,915,676
Book value of assets sold	$10,438,310
Less: Liabilities assumed by Midstream	(530,618)
Expense of sale	207,839
		10,115,531
Pretax gain on sale of assets		6,800,145
Income tax expense		759,000
Gain on sale of assets, net of tax		$6,041,145

3. Subsequent Event

On August 2, 2006, we received the final report from BKD, LLP with their determination on each of the disputed adjustments resulting in a net increase in the purchase price of $83,893 to $16,999,569, which increases our gain on sale of assets. The increase in gain on sale of assets of $83,893 will be included in our statement of operations for the third quarter 2006 net of any other expenses of sale which may arise during the third quarter.

4. Notes Payable

On June 9, 2006, we paid off the borrowings outstanding on our line of credit of $790,000. The line of credit was secured by a letter of credit provided by our majority stockholder, Richard Strain.

On March 7, 2006, we repaid total principal of $12,246,361 related to all previous obligations due Richard Strain out of the proceeds we received from the sale of our helium and gas processing assets to Midstream.  As of June 30, 2006 and December 31, 2005, our total indebtedness to Richard Strain was $ -0- and $12,246,361, respectively.

5. Related Party Transactions

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

The NEOHC shares purchased represented 49% of NEOHC. As a result of this acquisition, NEOHC became a wholly-owned subsidiary of Nathaniel.

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

6. Economic Dependency – Major Customer

One customer accounted for approximately 33% and 36%, and 19% and 18% of our total revenue for the three and six months ended June 30, 2006 and 2005, respectively.

7. Income Tax Expense

On September 29, 2005, we acquired a 49% interest in NEOHC from Richard Strain. See Note 5-”Related Party Transactions”. As a result of that acquisition, we own 100% of NEOHC as of September 30, 2005 and we include taxable income or loss of NEOHC with our taxable income or loss for federal income tax purposes for periods subsequent to that date.

As of December 31, 2005, the Company has approximately $19,300,000 in net operating loss carry forwards available to offset future taxable income expiring between 2018 and 2025. Approximately $2,700,000 of this loss is limited under the change in control provisions of Internal Revenue Code Section 382. Losses in excess of those so limited will be available to offset future taxable income without limitation during our fiscal year 2006 until their expiration.

As a result of the sale of our helium and gas processing assets on March 7, 2006, we estimate that we will utilize approximately $2,034,000 of our December 31, 2005 net operating loss carry forward to offset the gain on the sale of those assets and have recorded a deferred tax asset and total provision benefit of $759,000 at December 31, 2005. The gain on sale of our helium and gas processing assets has not been finally determined at June 30, 2006 as all expenses of sale have not been finalized, however, we estimate that our tax gain on sale will be offset by our estimated current year’s loss and tax losses carried forward to fiscal 2006, and therefore, we have reversed our deferred tax asset of $759,000 in the six months ended June 30, 2006.

We consider it less likely than not that the balance of the net operating losses and deductible temporary differences will be realized within the next twelve month period and have established a valuation allowance for the remaining deferred tax asset generated by those losses and temporary differences.

8. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments alternative energy and tire fuel processing. The location and use of our facilities are shown as follows:

•       the alternative energy engineering and corporate offices in Englewood, Colorado, and

•       the tire fuel processing operation in Hutchins, Texas.

For the six months ended June 30, 2006:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$550,259			$550,259
Significant non cash expenses- depreciation and amortization	$164,220	$49,890		$214,110
Net income (loss)	$5,428,142	$(395,217)	$193,428	$5,226,353
Capital expenditures	—	$33,477	—	$33,477
Total assets as of June 30, 2006	$2,647,803	$225,359	—	$2,873,162

For the six months ended June 30, 2005:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$242,330	$80,000		$322,330
Significant non cash expenses- depreciation and amortization	$78,666	—		$78,666
Net income (loss)	$(607,401)	$(505,057)	$474,369	$(638,089)
Capital expenditures	$406,062	—	$45,643	$451,705
Total assets as of June 30, 2005	$1,575,898	$587,428	$12,011,673	$14,174,999

Item 2. Management’s Discussion and Analysis of Results of Operations.

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a) (51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, or “continue” or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Company Overview

We are committed to being a leader in the Renewable Energy Industry.  We are an “Environmental Partner” that diverts waste streams from landfills to generate economical clean energy to reduce the demand on fossil fuels. As an emerging world leader in the business of waste-to-energy conversion, we have an opportunity to build a stable revenue stream and profitable operation through the development of facilities which process waste materials into energy in an environmentally responsible manner.  The combination of technology with significantly better environmental performance and rising energy prices has made waste-to-energy a compelling solution to challenges for both waste removal and energy supply.

Our operational plan focuses on identifying qualified joint venture partners to build, own and operate small waste-to-energy plants or utilize our technology under a license where we will become an ongoing participant in the project. We plan to build energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam and/or electricity. These energy infrastructures would be built on the businesses’ premises (“inside the fence”) and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the energy infrastructures can become a business’ self sustaining utility. We are currently evaluating several sites and continue to identify new and existing sites where we can build, own and operate small waste-to-energy plants in conjunction with joint venture partners or through our own resources.

Some of our waste-to-energy plants may have a sustainable supply of waste fuels available from the host/customer with no additional fuel needed, which is the ideal situation. Other facilities may require additional fuel to utilize installed generation capacity, or they may need supplemental fuel to raise the average fuel value or the volume of fuel needed to efficiently operate the technology. Our wholly owned subsidiary, Cleanergy, Inc. will use our knowledge of tire fuel processing operations which currently resides in our Hutchins, Texas facility, to furnish tire-derived-fuel to those waste-to-energy plants that need supplemental fuel for those facilities. The tire fuel processing division will continue to expand and eventually grow toward a full fuel procurement agent for all other fuels at plants where the Thermal Gasifier™ capacity exceeds the local waste fuel supply. This will take advantage of our existing expertise and allow us to increase throughput at various tire fuel processing facilities as we expand, create a new market for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of waste-to-energy solutions.

On March 7, 2006 we sold substantially all of the assets that comprise our helium and gas processing facilities and operations to Midstream Energy Services, LLC pursuant to a Purchase and Sale Agreement signed in September 2005. Revenue generated from our discontinued operations, the helium and gas processing business, has provided operating and capital funds for improving our current tire fuel processing operations and further advancing it toward a full service fuel procurement operation, in addition to, furthering the commercialization of our Thermal Gasifiers™. By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based waste-to-energy projects through our subsidiary Cleanergy, Inc. Cleanergy has had no activity to date.

The tire fuel processing facility improvements and expansion which began in 2005 provide the foundation to diversify this business segment toward alternative fuel procurement. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. With the completion of our equipment installation and site improvements we have been able to ramp up operations at this facility by increasing its production and the volume of waste tires it processes. We have seen an increase in the volume of waste tires we can accept at the facility resulting in higher tipping fee revenues.  The improvements have enabled us to continue to increase revenue and cash flow from this operation. We expect to continue to improve our tire handling and product delivery capabilities to increase the efficiency of the facility.

During the three and six months ended June 30, 2006, we generated $310,732 and $550,259 of our revenue, or 100%, from our tire fuel processing division.  We have recognized no revenue from our Thermal Gasifier™ business segment to date.

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

We are actively involved in ongoing business development activities and historically, we have not had difficulty finding potential project opportunities.  Using the services of an experienced senior executive we have developed a sales pipeline of hydrocarbon-based waste-to-energy projects and business development leads.  Currently the company is in the process of evaluating certain project opportunities and providing detailed proposals for selected qualified projects. Worldwide, industries and municipalities seek solutions for diverting solid waste from landfills and lower cost and clean energy alternatives to fossil fuels. Demand for these solutions is expected to grow. A key to our success will be qualifying and wisely choosing among project opportunities and focusing our resources on projects with the greatest chance of success and returns for our shareholders.

We continue to provide technical support to the project owner while we undertake the evaluation process of assessing the waste-to-energy facility in Cologna Veneta, Italy for modifications to improve the output and reliability of the plant. In conjunction with the enhancements to the waste-to-energy facility we continue to work toward the completion of the start-up and testing of the two Thermal Gasifiers™ while having access to the facility for marketing and development activities. Our mission in 2006 is to expand on our sales pipeline of qualified hydrocarbon-based waste-to-energy projects, provide detailed proposals for qualified projects and to contract for one or more of those projects. Once contracted we would  initiate implementation as a partner or joint venture member in at least one commercial operation utilizing our Thermal Gasifier™ technology, which will be operated through the wholly owned subsidiary, Cleanergy, Inc. We have identified a number of opportunities that we are currently pursuing, however we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

Results of Operations

In March 2006, we disposed of our helium and gas processing facilities and operations. For purposes of the financial statements, these facilities have been accounted for as a discontinued operation. Items of revenue and direct expenses incurred or properly allocable to the helium and gas processing facilities have been reclassified in the 2005 year to conform to the current year presentation. Unless otherwise noted, the operating results discussed herein relate to our continuing operations.

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first quarter of 2006. The quarterly operating results are not necessarily indicative of future results of operations.

			Three Months Ended (unaudited)
	March 31, 2006	June 30, 2006	June 30, 2005	June 2006 vs. 2005 Increase (decrease)
				$	%
Revenue	$239,527	$310,732	$111,966	$198,766	177%
Cost of revenue	210,447	231,881	186,403	45,478	24%
Gross profit (loss)	29,080	78,851	(74,437)	153,288	206%

Selling general and administrative expense	537,135	474,350	398,203	76,147	19%
Operating income (loss)	(508,055)	(395,499)	(472,640)

Interest income (expense), net	(104,685)	19	(67,321)
Other income	—	—	7,842
Loss from continuing operations before income taxes	(612,740)	(395,480)	(532,119)
Income (loss) from discontinued operations, net of tax	194,961	(1,533)	219,321
Gain on sale of assets, net of tax	5,998,974	42,171	—
Net income (loss)	$5,581,195	$(354,842)	$(312,798)
Net income (loss) per common share (basic and diluted)	$0.06	$(0.00)	$(0.01)
Weighted-average common shares outstanding-diluted	90,698,263	90,717,310	70,698,263
Shares outstanding at end of period	90,698,263	90,731,596	70,698,263

For the three months ended June 30, 2006, our revenue increased by $198,766, or 177% to $310,732 from $111,966 during the same period in 2005. The increase is due to an increase in processing waste tires and resulting revenue from the sale of tire-derived-fuel from our tire fuel processing facility.  Our ability to increase our processing of waste tires is due to our purchase of new equipment for and improvements in the operation of the tire fuel processing facility, placed in service during the second half of 2005. For the three months ended June 30, 2006 and 2005, revenue from our Thermal Gasifier ™ business segment was $0.

For the six months ended June 30, 2006, our revenue increased by $227,929, or 71% to $550,259 from $322,330 during the same period in 2005. The increase is due primarily to an increase in processing waste tires and resulting revenue from the sale of tire-derived-fuel from our tire fuel processing facility which was offset by a reduction in revenue from our Thermal Gasifier™ business segment.  Revenue from our tire fuel processing facility increased by $307,929 or 127% to $550,259 for the six months ended June 30, 2006 from $242,330 during the same period in 2005. Our ability to increase our processing of waste tires is due to our purchase of new equipment for and improvements in the operation of the tire fuel processing facility, placed in service during the second half of 2005. For the six months ended June 30, 2006, revenue from our Thermal Gasifier ™ business segment was $0, a decrease of $80,000 from the same period in 2005. Revenue of $80,000 during the six months ended June 30, 2005 related to non-recurring consulting and start-up services we provided our customer for the Thermal Gasifiers™ we built and installed in Cologna Veneta, Italy.

Gross profit for the three months ended June 30, 2006 was $78,851, an increase of $153,288, or 206% compared to gross loss of $74,437 for the three months ended June 30, 2005. Our increase in gross profit is due to the increase in revenue of $198,766 offset by an increase in cost of revenue of $45,478 from our tire fuel processing facility.  The increase in cost of revenue for our tire fuel processing facility of $45,478 is due primarily to an increase in depreciation expense of $49,825 from new equipment placed in service at the facility during the second half of 2005. In addition, repairs and maintenance expenses decreased by $35,523 due to the use of new equipment offset by expenses related to increased production including an increase in leased equipment and transportation expense of $26,570 and utility expense of $6,937.

Gross profit for the six months ended June 30, 2006 was $107,931, an increase of $198,132, or 220% compared to gross loss of $90,201 for the six months ended June 30, 2005. Our increase in gross profit is due to the increase in revenue of $227,929 offset by an increase in cost of revenue of $29,797.  Cost of revenue for our tire fuel processing facility increased by $72,537 to $442,328 during the six months ended June 30, 2006 from $369,791 for the six months ended June 30, 2005, due primarily to an increase in depreciation expense of $98,985 from new equipment placed in service at the facility during the second half of 2005, an increase in operating costs resulting from increased production of tire-derived-fuel of $47,341 including equipment rentals, supplies and transportation expense, offset by a decrease in repairs and maintenance of $68,306. This increase in cost of revenue was offset by a decrease in cost of revenue from our Thermal Gasifier ™ business segment of $42,740 for the six months ended June 30, 2005 to $0 during the six months ended June 30, 2006 primarily related to out of pocket expenses related to non-recurring consulting and start-up services we provided our customer for the Thermal Gasifiers™.

Total selling, general and administrative expenses increased by $76,147 or 19% from $398,203 for the three months ended June 30, 2005 to $474,350 for the three months ended June 30, 2006. The increase in selling, general and administrative expenses is due primarily to an increase in amortization expense for intangible assets related to engineering and design of our Thermal Gasifier™ of $24,945, an increase in research and development expense of $11,041, an increase in printing expense of $10,571 related to our shareholder’s meeting, approximately $21,000 of personnel costs related to the temporary retention of personnel previously included in discontinued operations, and an increase in franchise tax expense of $8,500.

Total selling, general and administrative expenses increased by $112,867 or 13% from $898,618 for the six months ended June 30, 2005 to $1,011,485 for the six months ended June 30, 2006. The increase in selling, general and administrative expenses is due primarily to an increase of $138,454 in payroll and employee benefit expense due to a non-recurring bonus paid upon successful completion of the sale of the helium and gas processing assets and increases in employee health insurance costs, a net increase of $36,458 in depreciation and amortization expense due to intangible asset amortization related to engineering and design of our Thermal Gasifier™ offset by a reduction in depreciation expense from office computer equipment being fully depreciated by the end of the first quarter 2006, an increase in printing expense  of $10,571 related to our shareholder’s meeting, an increase in franchise tax expense of approximately $8,500, offset by a decrease in research and development expense of $77,883.

Interest expense decreased by $67,340 from $67,321 for the three months ended June 30, 2005 to net interest income of $19 for the three months ended June 30, 2006. The decrease is a result of the pay off of our corporate indebtedness during the first quarter of 2006 from the net proceeds on the sale of our discontinued operations and an increase in interest income resulting from the investment of excess cash in short term interest bearing accounts.

Interest expense decreased by $26,815 from $131,481 for the six months ended June 30, 2005 to $104,666 for the six months ended June 30, 2006 due primarily to the pay off of our corporate indebtedness during the first quarter 2006 from the net proceeds on the sale of our discontinued operations offset by interest incurred through March 7, 2006, the date of closing on the sale of our discontinued operations and pay off of the indebtedness, on a promissory note of $3,354,210 issued Richard Strain on September 30, 2005 for the purchase of his 49% interest in Nathaniel Energy Oklahoma Holdings Corporation.

Income from discontinued operations decreased by $220,854 from $219,321 for the three months ended June 30, 2005 to a net loss of $1,533 for the three months ended June 30, 2006 due primarily to the sale of the helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. As a result of the sale, we recognized only nominal net expenses during the three months ended June 30, 2006 from discontinued operations. Further discussion of this is found in Note 2.—”Disposition of a Business Segment” to our financial statements.

Income from discontinued operations decreased by $280,941 from $474,369 for the six months ended June 30, 2005 to $193,428 for the three months ended June 30, 2006 due primarily to the sale of the helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. As a result of the sale, income from discontinued operations during the first quarter of 2006 included income only through the date of sale.

Further discussion of this is found in Note 2.—”Disposition of a Business Segment” to our financial statements.

Gain on sale of assets represents the gain of $42,171 and $6,041,145 for the three and six months ended June 30, 2006, respectively, from the sale of our helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. Further discussion of this is found in Note 2.—”Disposition of a Business Segment” to the financial statements. The gain is net of $759,000 of income tax expense. We recorded a deferred tax benefit of $759,000 during the fourth quarter of 2005 due to our expected use of approximately $2,000,000 of our net operating loss carry forward from 2005 and prior fiscal years which we expect along with losses we expect to incur during 2006, to offset the estimated 2006 gain resulting from the sale of the helium and gas processing operations’ assets.

Net loss increased by $42,044 to $354,842 for the three months ended June 30, 2006 from a net loss of $312,798 for the three months ended June 30, 2005 due primarily to the reduction in our loss from operations of  $77,141, reduction in interest expense of $67,340, and an increase in gain on sale of assets of $42,171, offset by a decrease in income from discontinued operations of $220,854.

Net income increased by $5,864,442 to $5,226,353 for the six months ended June 30, 2006 from a net loss of $638,089 for the six months ended June 30, 2005 due primarily to the gain on sale of the helium and gas processing facilities and operations of $6,041,145 and an improvement in our loss from continuing operations of $104,238 resulting primarily from improved gross profit from our tire fuel processing operation offset by a decrease in income from discontinued operations of $280,941.

Liquidity and Capital Resources

As of June 30, 2006 we owed $405,193 to financial institutions under installment notes with an average interest rate of 5.8%, secured by land or equipment.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $87,000.

On March 7, 2006 Nathaniel, its wholly-owned subsidiary NEOHC and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed the Purchase and Sale Agreement with Midstream Energy Services, LLC.  At the closing, giving effect to finally determined adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price.  Pursuant to the terms of the Purchase and Sale Agreement, we have submitted adjustments to the amount received from Midstream which increases the purchase price by $280,414, primarily related to costs and expenses we incurred in the ordinary course of business from the effective date of the transaction of August 1, 2005 through February 28, 2006. These potential upward adjustments were refined through the date of closing and, in addition to other negative adjustments proposed by Midstream, were submitted to BKD LLP, an independent certified public accounting firm unaffiliated to Midstream and us, for resolution pursuant to the dispute provisions of the Purchase and Sale Agreement. On August 2, 2006, we received the final report from BKD, LLP with their determination on each of the disputed adjustments resulting in a net increase in the purchase price of $83,893 to $16,999,569, which increases our gain on sale of assets. The increase in gain on sale of assets of $83,893 will be included in our statement of operations for the third quarter 2006 net of any other expenses of sale which may arise during the third quarter.

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

We anticipated that the title defects could be corrected within the six month period provided for in the Purchase and Sale Agreement at an estimated cost to us of approximately $50,000. We corrected those defects during the current quarter at a cost to us of $7,829 and reversed $42,170 which we had accrued in excess of the actual cost, as an increase in the gain on sale of assets in our statement of operations. Although we believe we have corrected the title defects, we have not received a confirmation of agreement from Midstream.

Nathaniel used $13,600,171 of the sale proceeds to satisfy $12,246,361 of secured loans and promissory notes due Richard Strain, our majority stockholder and major debt holder, and $1,353,810 of accrued interest.

During June 2006, we repaid $790,000 which had been borrowed against a line of credit, plus interest payable at the prime lending rate, secured by a standby letter of credit, issued in our bank’s favor, and provided by Richard Strain, our major shareholder.   Richard Strain had advised that he did not intend to renew the standby letter of credit.

The following is a summary of Nathaniel Energy’s cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended June 30,
	2006	2005

Operating activities	$(968,620)	$694,608
Investing activities	14,894,178	(451,705)
Financing activities	(13,044,991)	82,102

Net effect on cash	$880,567	$325,005

For the period ended June 30, 2006, the net cash used in operating activities of $968,620 is due primarily to a net income of $5,226,353, increased by non-cash income tax expense of $759,000, an increase in accounts payable and accrued expenses of $215,976, and depreciation and amortization expense of $214,110 offset by gain on sale of assets of $6,041,145 included in net income and net cash used in discontinued operations of $1,277,958.

The change in net cash provided by investing activities of $14,894,178 is due to primarily to the receipt of the net proceeds from the sale of our helium and gas processing facilities and operations.

The change in net cash used in financing activities of $13,044,991 is due to principal repayments of debt of $3,408,772 primarily related to a promissory note used to purchase the minority interest in NEOHC from our major shareholder, Richard Strain and repayment of $8,892,151 secured loans, also due Richard Strain. Further discussion of this is found in Note 5 - “Related Party Transactions” to our financial statements. In addition, we repaid $790,000, representing our total indebtedness, on our line of credit.

For the period ended June 30, 2005, the net cash provided by operating activities of $694,608 is due to a net loss for the quarter of  $638,089 and an increase in prepaid expenses and other assets of $318,589, offset by an increase in accounts payable and accrued expenses of $375,234, depreciation and amortization expense of $78,666, a decrease in inventory of $536,423, reduction in restricted cash of $237,000 and cash provided by discontinued operations of $442,846.

The change in net cash used in investing activities for the period ended June 30, 2005 of $451,705 is primarily due to cash used for equipment purchases for the tire fuel processing operation of $406,062.

The change in net cash provided by financing activities of $82,102 is primarily due to debt repayments of $137,979 offset by $221,607 proceeds from the issuance of notes payable during the six months ended June 30, 2005.

Nathaniel Energy had cash of $1,140,599 at June 30, 2006 which will be used to fund the Company’s operations and overhead, pay current debts and partially fund the execution of our Thermal Gasifier™ business plan.

We expect that as a result of the improvements made at our tire fuel processing division during the third and fourth quarters of 2005, the tire fuel processing operations will continue to generate future positive net cash flows from operating activities, which will provide additional funding for our corporate overhead expenses. We have reduced our overall indebtedness during the six months ended June 30, 2006 thereby reducing our payments on debt service. In addition, we will reduce our corporate overhead as a result of the winding down of resources required to transition the sale of our discontinued operations.

Our working capital as of June 30, 2006 was $132,350.

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

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

Nathaniel Energy is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects. During the quarter, the Company incurred $20,000 which settled a suit by a former employee alleging violation of Fair Labor and Standards Act and Title VII of the Civil Rights Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

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

Date: August 11, 2006

By:	/s/ George A. Cretecos
George A. Cretecos
Chief Executive Officer
Nathaniel Energy Corporation