Form 10QSB
period 2006-09-30
NATHANIEL ENERGY CORP
filed 2006-11-13
CIK 1096939

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: November 6, 2006, 90,731,596 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation

Consolidated Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005

Assets
Current assets:
Cash	$801,164	$260,032
Accounts receivable	99,028	85,418
Prepaid expenses	73,611	88,698
Deferred tax asset	—	759,000
Assets held for sale	—	2,036,783
Total current assets	973,803	3,229,931
Property, plant and equipment, net of accumulated depreciation	1,095,989	1,256,708
Intangible assets, net	219,437	322,482
Deposits	97,197	88,322
Assets held for sale	—	9,768,510
Total Assets	$2,386,426	$14,665,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$724,254	$628,784
Accrued compensation and payroll liabilities	31,667	75,757
Accrued interest	12,035	14,760
Other accrued expenses	65,023	5,399
Notes payable, current portion	243,343	1,014,235
Notes payable - stockholder, current portion	—	3,354,210
Liabilities held for sale	—	7,307,128
Total current liabilities	1,076,322	12,400,273
Long-term debt	194,374	277,589
Liabilities held for sale	—	4,892,151
Total liabilities	1,270,696	17,570,013
Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares of $.001 par value authorized, none issued or outstanding	—	—
Common stock, 200,000,000 shares of $0.001 par value authorized, 90,731,596 shares and 90,698,263 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	90,731	90,698
Common stock to be issued	285	318
Additional paid-in capital	60,702,446	61,584,446
Accumulated deficit	(59,677,732)	(64,579,522)
Total Stockholders’ Equity (Deficit)	1,115,730	(2,904,060)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,386,426	$14,665,953

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue	$350,716	$102,125	$900,975	$424,455
Cost of revenue	362,671	202,607	804,999	615,140
Gross income (loss)	(11,955)	(100,482)	95,976	(190,685)
Selling, general and administrative expenses	391,338	418,205	1,363,581	1,199,700
Research and development expense	4,151	—	43,393	117,125
Total operating expenses	395,489	418,205	1,406,974	1,316,825
Loss from operations	(407,444)	(518,687)	(1,310,998)	(1,507,510)
Other income (expense)
Gain on disposal of equipment	—	19,957	—	19,957
Interest income (expense), net	4,353	(46,462)	(100,313)	(177,942)
Other income	—	133,047	—	140,889
Loss from continuing operations	(403,091)	(412,145)	(1,411,311)	(1,524,606)
Income from discontinued operations, net of tax	—	225,752	193,428	700,121
Gain on sale of assets, net of tax	78,528	—	6,119,673	—
Net income (loss)	$(324,563)	$(186,393)	$4,901,790	$(824,485)
Loss per share from continuing operations, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Income per share from discontinued operations, basic and diluted	—	(0.00)	0.00	0.01
Income per share from gain on sale of assets, basic and diluted	0.00	—	0.07	—
Net income (loss) per share, basic and diluted	$0.00	$(0.01)	$0.05	$(0.01)
Weighted average common shares outstanding	90,731,596	70,698,263	90,715,781	70,690,937

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss)	$4,901,790	$(824,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	306,720	159,427
Gain on sale of assets	(6,119,673)	—
Income tax expense	759,000	—
Disposition of equipment	2,629	—
Non-cash settlement of debt	—	(151,087)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(13,610)	(40,191)
Inventory	—	536,423
Prepaid expenses	15,087	(127,790)
Other receivables	—	529
Restricted cash	—	237,000
Other assets	(8,875)	(4,274)
Accounts payable and accrued expenses	108,279	169,584
Net effect on cash from discontinued operations	(1,277,956)	609,812
Net cash provided by (used in) operating activities	(1,326,609)	564,948
Cash flows from investing activities:
Acquisition of minority interest	(882,000)	—
Equipment and intangible asset purchases	(38,974)	(910,426)
Cash provided by (used in) discontinued operations	15,888,183	(200,516)
Net cash provided by (used in) investing activities	14,967,209	(1,110,942)
Cash flows from financing activities:
Payments on debt	(4,330,557)	(843,280)
Proceeds from issuance of notes and loans	123,240	1,082,031
Cash used in discontinued operations	(8,892,151)	—
Net cash provided by (used in) financing activities	(13,099,468)	238,751
Net increase (decrease) in cash	541,132	(307,243)
Cash and cash equivalents, beginning of period	260,032	568,151
Cash and cash equivalents, end of period	$801,164	$260,908
Cash paid for interest	$1,394,464	$34,328
Cash paid for income taxes	$121,493	$—
Non cash financing activity:
Issuance of stock to settle accrued expenses, accounts and notes payable	$33	$87,500
Debt issued to purchase minority interest	$—	$3,354,210

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 and 2005

(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based Energy from Waste (EfW) company providing municipalities and industries with solutions to divert waste from landfills and providing a clean alternative energy comparable to that of fossil fuels. Our primary focus is on our proprietary patented technology, the Thermal Gasifier™, which is a 2-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and other solid, hydrocarbon-based materials into clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union  emission regulations.

We have been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the three and nine months ended September 30, 2006, our tire fuel processing business has generated 100% of our total revenue.

Our business objective for our patented technology, the Thermal Gasifier™, follows three main strategies; a) creating energy infrastructures, b) building, owning and operating EfW plants, and c) licensing.

Our primary plan is to seek qualified joint venture partners to build, own and operate small EfW plants or utilize our technology under a license where we will become an ongoing participant in the project. We are focused on forming joint ventures with partners who possess one or more of the following attributes; financial capability to cover certain development and capital costs for the projects, governmental resources to assist in the permitting, technical expertise, and host business applications that will jointly support successful operations with the potential to use that joint venture business arrangement in multiple locations. We plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships as we advance our commercialization activities and the technology matures.

We continue to utilize the Thermal Gasifier™ units in Italy in our sales, marketing and research efforts. We are using the EfW plant in Cologna Veneta, Italy as “proof of process” for our first commercial Thermal Gasifiers™ in our business development activities demonstrating  a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have begun a process to evaluate the EfW project in Italy and all of the facility equipment for additional involvement with the project owner for possible technical enhancements to improve the output and reliability of the plant. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ for the period ended September 30, 2006.

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

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on net income or loss.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at September 30, 2006 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments received. Our customer continues to have difficulty with a third party subcontractor’s fuel preparation system that prepares the fuel for the Thermal Gasifiers™ so that it meets the specifications agreed to in our contract to meet our output performance guarantee. In addition, our customer is in the process of retrofitting downstream thermal equipment provided to them by the same third party subcontractor. The retrofit is required to bring the downstream thermal equipment into specification to accept the synthesis gas that our units produce. Because both the fuel supply and downstream thermal equipment capability concerns are of significant importance to our customer, we have agreed to evaluate and recommend modifications that would improve the output and reliability of those systems and the overall EfW facility while we continue to pursue payment of amounts due us on our contract.  Because management determined that the timing of receipt and amount of any payment we could expect to receive is uncertain, we reduced the carrying value of the construction in progress inventory to zero during fiscal 2005.  We are reimbursed for our out of pocket expenses, including shipping expenses incurred during the start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively. The Thermal Gasifier™ inventory value at September 30, 2006 is zero.

We continue to provide technical support while we undertake the evaluation process of assessing the EfW facility in Cologna Veneta, Italy for modifications to improve the output and reliability of the plant. In conjunction with the enhancements to the EfW facility we continue to work toward the completion of the start-up and testing of the two Thermal Gasifiers™. Both units have been operated in start up phase.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and nine months ended September 30, 2006 and 2005, we incurred costs for outside resources and expensed $4,151and $-0-, and $43,393 and $117,125 respectively.

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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of tire-derived-fuel sold. Sales returns are reprocessed and added back to the existing production of tire-derived-fuel. Sales returns are booked based on the Company’s historical experience.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of September 30, 2006.

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

2. Disposition of a Business Segment

On March 7, 2006 Nathaniel Energy Corporation, its wholly-owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”) and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which NEOHC sold the assets which comprised Nathaniel’s helium and gas processing facilities and operations to Midstream. Pursuant to the Purchase and Sale Agreement, the purchase price was subject to the following adjustments:

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

Additionally, the Purchase and Sale Agreement provided that in the event any adjustments were not finally determined prior to the closing, they were to be determined after the closing.

Midstream assumed all the liabilities under the contracts included in the gas assets being sold that arose after the closing date.

Nathaniel used $14,482,171 of the sale proceeds to satisfy its indebtedness to Richard Strain, which reduced the company’s debt by approximately 89%.

At the closing, giving effect to agreed adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price.  The purchase price was increased by $83,893 to $16,999,569 to reflect post-closing adjustments which were finally determined pursuant to the terms of the Purchase and Sale Agreement.

We have recorded the $83,893 adjustment in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006 as gain on sale of assets, net of tax.

On April 10, 2006, in accordance with the terms of the Purchase and Sale Agreement, we received a letter from Midstream detailing certain title defects in the gas gathering pipeline system which would have had a potential negative post-closing adjustment to the purchase price of $271,300. Pursuant to the Purchase and Sale Agreement, we corrected those defects at a cost to us of $7,829.  We recorded additional gain on sale of assets of $42,171in the second quarter of 2006, representing the excess of our original estimated cost to cure these defects, over the actual cost incurred. On October 1, 2006 we received a letter from Midstream claiming that certain title defects remained. We do not believe that these claims amount to defects under the Purchase and Sale Agreement which require correction under the terms of that agreement. Accordingly, we have not recorded any contingency for this on our balance sheet or statement of operations for the nine months ended September 30, 2006.

The estimated gain on sale of the helium and gas processing facilities and operations is as follows as of September 30, 2006:

Final sales price		$16,999,569
Book value of assets sold	$10,438,310
Less: Liabilities assumed by Midstream	(530,618)
Expense of sale	213,204
		10,120,896
Pretax gain on sale of assets		6,878,673
Income tax expense		759,000
Gain on sale of assets, net of tax		$6,119,673

3. Notes Payable

On June 9, 2006, we paid off the borrowings outstanding on our line of credit of $790,000. The line of credit was secured by a letter of credit provided by our majority stockholder, Richard Strain.

On March 7, 2006, we repaid total principal of $12,246,361 related to all previous obligations due Richard Strain out of the proceeds we received from the sale of our helium and gas processing assets to Midstream.  As of September 30, 2006 and December 31, 2005, our total indebtedness to Richard Strain was $ -0- and $12,246,361, respectively.

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

5. Economic Dependency — Major Customer

One customer accounted for approximately 26% and 21%, and 32% and 19% of our total revenue for the three and nine months ended September 30, 2006 and 2005, respectively.

6. Income Tax Expense

On September 29, 2005, we acquired a 49% interest in NEOHC from Richard Strain. See Note 4-”Related Party Transactions”. As a result of that acquisition, we own 100% of NEOHC as of September 30, 2005 and we include taxable income or loss of NEOHC with our taxable income or loss for federal income tax purposes for periods subsequent to that date.

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

As a result of the sale of our helium and gas processing assets on March 7, 2006, we estimate that we will utilize approximately $2,034,000 of our December 31, 2005 net operating loss carry forward to offset the gain on the sale of those assets and have recorded a deferred tax asset and total provision benefit of $759,000 at December 31, 2005. The gain on sale of our helium and gas processing assets has not been finally determined at September 30, 2006 as all expenses of sale have not been finalized, however, we estimate that our tax gain on sale will be offset by our estimated current year’s loss and tax losses carried forward to fiscal 2006, and therefore, we have reversed our deferred tax asset of $759,000 for the nine months ended September 30, 2006.

We expect to utilize a deduction for qualifying capital gains for Oklahoma State income tax purposes to eliminate approximately $7,700,000 of gain from the sale of our interest in Keyes Helium Company LLC. Oklahoma law states that the capital gain deduction applies to the sale of ownership interests in an Oklahoma company owned by individuals for at least two years for a sale of assets occurring on or after January 1, 2006, however, inconsistency in Oklahoma tax law which would be expected to extend the two year holding period to corporate taxpayers creates some uncertainty. It is expected that the inconsistency in the law will be corrected in 2007 by the Oklahoma legislature to conform the holding period to two years for all taxpayers. If the Oklahoma legislature does not correct these inconsistencies, we would incur an additional  Oklahoma income tax liability of approximately $390,000. This contingency has not been recorded in our balance sheet or statement of operations for the nine months ended September 30, 2006.

We consider it less likely than not that the balance of the net operating losses and deductible temporary differences will be realized within the next twelve month period and have established a valuation allowance for the remaining deferred tax asset generated by those losses and temporary differences.

7. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, alternative energy and tire fuel processing. The location and use of our facilities are shown as follows:

- the alternative energy engineering and corporate offices in Englewood, Colorado and

- the tire fuel processing operation in Hutchins, Texas.

For the nine months ended September 30, 2006:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$900,975	—		$900,975
Significant non cash expenses- depreciation and amortization	$231,885	$74,835		$306,720
Net income (loss)	$5,275,254	$(566,892)	$193,428	$4,901,790
Capital expenditures	$38,974	—	—	$38,974
Total assets as of September 30, 2006	$2,186,012	$200,414	—	$2,386,426

For the nine months ended September 30, 2005:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$344,455	$80,000		$424,455
Significant non cash expenses- depreciation and amortization	$134,482	$24,945		$159,427
Net income (loss)	$(917,491)	$(607,115)	$700,121	$(824,485)
Capital expenditures	$910,426	—	$200,516	$1,110,942
Total assets as of September 30, 2005	$1,980,452	$320,395	$11,780,744	$14,081,591

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

Company Overview

We are committed to being a leader in the EfW and renewable energy industries. At a time when world-wide demand for electricity stretches both generating and transmission capacity and energy security threatens economic growth, we seek to provide clean, sustainable and profitable solutions to these problems. We are an “Environmental Partner” developing and leveraging synergistic technologies, diverting solid waste from landfills to the generation of clean and economical energy. We are also engaged in developing strategic collaborative partnerships for the research and development of clean and profitable carbon neutral fuels.

As we advance the “state-of-the-art” in EfW technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies to build, own and operate small distributed EfW plants.  Our ideal project characteristically develops when high energy demand and cost combine with on-site generation of large volumes of hydrocarbon based waste.  Whether through joint-venture or licensed partner, we develop efficient EfW energy infrastructures “inside the fence.”  These projects reduce the environmental footprint of the parent facility through reduced dependence on fossil fuels, reduced generation of waste and clean economical energy production.  The parent facility derives additional benefit if there is on-site process use for surplus heat and/or steam.

We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships.  Through participation in commercially viable EfW projects co-located with biofuels research and development we intend to leverage the beneficial byproducts of our technology in conjunction with emerging biofuels technologies.

Some of our EfW plants may have a sustainable supply of waste fuels available from the host/customer with no additional fuel needed. Other facilities may require additional fuel to utilize installed generation capacity, or they may need supplemental fuel to raise the average fuel grade or the volume of fuel needed to efficiently operate the technology. Our wholly owned subsidiary, Cleanergy, Inc. will use our knowledge of tire fuel processing operations which currently resides in our Hutchins, Texas facility, to furnish tire-derived-fuel to those EfW plants that need supplemental fuel for those facilities. The tire fuel processing division will continue to expand and eventually grow toward a full fuel procurement agent for all other fuels at plants where the Thermal Gasifier™ capacity exceeds the local waste fuel supply. This will take advantage of our existing expertise and allow us to increase throughput at various tire fuel processing facilities as we expand, create a new market for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of EfW solutions.

On March 7, 2006 we sold substantially all of the assets that comprise our helium and gas processing facilities and operations to Midstream Energy Services, LLC pursuant to a Purchase and Sale Agreement signed in September 2005. Revenue generated from our discontinued operations, the helium and gas processing business, has provided operating and capital funds for improving our current tire fuel processing operations and further advancing it toward a full service fuel procurement operation, in addition to, furthering the commercialization of our Thermal Gasifiers™. By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based EfW projects through our subsidiary Cleanergy, Inc. Cleanergy has had no activity to date.

The tire fuel processing facility improvements and expansion which began in 2005 provide the foundation to diversify this business segment toward alternative fuel procurement. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. With the completion of our equipment installation and site improvements we have been able to increase the production and the volume of waste tires we process. We have seen an increase in the volume of waste tires we can accept at the facility resulting in higher tipping fee revenues.  The improvements have enabled us to continue to increase revenue and cash flow from this operation. We expect to continue to improve our tire handling and product delivery capabilities to increase the efficiency of the facility.

During the three and nine months ended September 30, 2006, we generated $350,716 and $900,975, or 100%, of our revenue, from our tire fuel processing division.  We have recognized no revenue from our Thermal Gasifier™ business segment during the three and nine months ended September 30, 2006.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based EfW projects. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary of the Company for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. We plan to focus the majority of our resources on this business operation, which will be supported through the advancement of our tire fuel processing division’s expansion for fuel procurement for the hydrocarbon-based EfW projects.

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

We continue to provide technical support to the project owner while we undertake the evaluation process of assessing the EfW facility in Cologna Veneta, Italy for modifications to improve the output and reliability of the plant. In conjunction with the enhancements to the EfW facility we continue to work toward the completion of the start-up and testing of the two Thermal Gasifiers™ while having access to the facility for marketing and development activities. Our mission for the remainder of 2006 is to expand on our sales pipeline of qualified hydrocarbon-based EfW projects. We have identified a number of opportunities that we are currently pursuing, however we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first three quarters of 2006. The quarterly operating results are not necessarily indicative of future results of operations.

				Three Months Ended (unaudited)
					September 2006 vs. 2005
	March 31,	June 30,	September 30,	September 30,	Increase (decrease)
	2006	2006	2006	2005	$	%
Revenue	$239,527	$310,732	$350,716	$102,125	$248,591	243%
Cost of revenue	210,447	231,881	362,671	202,607	160,064	79%
Gross profit (loss)	29,080	78,851	(11,955)	(100,482)	88,527	88%

Selling general and administrative expense	537,135	474,350	395,489	418,205	(22,716)	(5)%
Operating loss	(508,055)	(395,499)	(407,444)	(518,687)

Interest income (expense), net	(104,685)	19	4,353	(46,462)
Other non-operating income (expense)	—	—	—	133,047
Gain on sale of equipment	—	—	—	19,957
Loss from continuing operations before income taxes	(612,740)	(395,480)	(403,091)	(412,145)
Income (loss) from discontinued operations, net of tax	194,961	(1,533)	—	225,752
Gain on sale of assets, net of tax	5,998,974	42,171	78,528	—
Net income (loss)	$5,581,195	$(354,842)	$(324,563)	$(186,393)
Net income (loss) per common share, basic and diluted	$0.06	$(0.00)	$(0.01)	$(0.01)
Weighted-average common shares outstanding-diluted	90,698,263	90,717,310	90,731,596	70,698,263
Shares outstanding at end of period	90,698,263	90,731,596	90,731,596	70,698,263

For the three months ended September 30, 2006, our revenue increased by $248,591, or 243% to $350,716 from $102,125 during the same period in 2005. The increase is due primarily to two reasons. During the third quarter 2006, our tire fuel processing operation significantly increased production and delivery of tire derived fuel to our customer, utilizing new equipment installed at the facility during the third quarter of 2005 and increased its acceptance of waste tires, generating tipping fee revenue resulting in a combined increase in revenue of approximately $165,000 over the same quarter in 2005. During most of the third quarter of 2005, the tire fuel processing facility shut down to install new equipment and upgrade the facility. In addition, during the third quarter 2006, we recognized revenue of approximately $83,000 on a waste tire reclamation project awarded us by the State of Texas. We had no tire reclamation project revenue during the third quarter 2005. The tire fuel processing division generated all of our revenue during the third quarter of 2006 and 2005.

During the nine months ended September 30, 2006, revenue increased $476,520, or 112%, to $900,975 from $424,455 for the same period in 2005. The increase is primarily due to our tire fuel processing division revenue which has operated during 2006 with new fuel processing equipment and continual improvements in our processing line to accept delivery of waste tires, resulting in an increase in revenue of $473,520. In addition, we recognized $83,000 of revenue on a waste tire reclamation project awarded us by the State of Texas during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, we recognized revenue of $344,455 from the tire fuel processing facility due primarily to the shut down in the third quarter to install new equipment and upgrade the facility and production down time for equipment repair we experienced during the first half of 2005. The increase in our tire fuel processing revenue during 2006 was offset by a decrease in revenue of $80,000 for start-up consulting services provided to our customer for the Thermal Gasifier™ built in Cologna Veneta, Italy during the nine months ended September 30, 2005. No such revenue was recognized during the comparable period in the current year.

Gross loss for the three months ended September 30, 2006 was $11,955, a decrease in gross loss of $88,527, or 88% compared to gross loss of $100,482 for the three months ended September 30, 2005. The decrease in gross loss is due primarily to our increase in revenue, which contributed $248,591 to our decrease in gross loss, offset by an increase in payroll and employee related benefit expenses of $52,703 resulting from an increase in headcount and overtime at the tire fuel processing facility, an increase in outside services and rental expense of $55,264 for contract labor and equipment to complete our waste tire reclamation project with the State of Texas, an increase in deprecation expense of $33,911 resulting from new equipment placed in service for which depreciation expense began after the three months ended September 30, 2005, and an increase in operating supplies and utility costs of $25,827 due to the full operation of the tire fuel processing facility during the three months ended September 30, 2006, compared to limited operation during the same period in 2005 resulting from the shut down to install new equipment and upgrade the facility. During the three months ended September 30, 2005 we recognized a write down in our inventory of $1,496 which was included in our gross loss related to the two Thermal Gasifiers™ we built for our customer in Cologna Veneta, Italy.

Gross income for the nine months ended September 30, 2006 was $95,976, an increase of $286,661, or 150% compared to gross loss of $190,685 for the nine months ended September 30, 2005. Gross income from our tire fuel processing operation increased by $322,301, or 142% from a gross loss of $226,325 during the nine months ended September 30, 2005 to a gross profit of $95,976 in the current year. The increase in gross profit is primarily due to an increase in revenue of $556,520 and a decrease in repair and maintenance expenses of $67,570 as a result of new equipment placed in service during the fourth quarter of 2005, offset by an increase in depreciation expense of $132,896 resulting from new equipment placed in service during the fourth quarter of 2005 for which we realize depreciation for the nine months ended September 30, 2006, an increase in outside services and rental expense of $55,264 for contract labor and equipment to complete our waste tire reclamation project with the State of Texas, and increase in operating supplies and utility costs of $62,190 due to increased processing of waste tires through the tire fuel processing facility and full operation of the facility for the nine months ended September 30, 2006, and an increase in payroll and employee related benefits of $35,450 resulting from an increase in headcount and overtime. During the nine months ended September 30, 2005, gross profit from consulting services for the start-up of the Thermal Gasifiers™ built in Cologna Veneta, Italy was $35,640. We recognized no gross profit from our Thermal Gasifier™ business during the same period in 2006.

Total selling, general and administrative expenses decreased by $22,716 or 5% from $418,205 for the three months ended September 30, 2005 to $395,489 for the three months ended September 30, 2006. The decrease in selling, general and administrative expenses for the three months ended September 30, 2006 is due primarily to a decrease in legal and professional expenses. During the three months ended September 30, 2005 we incurred nonrecurring legal and professional expenses related to the acquisition of the minority interest in our discontinued operations.  For the nine months ended September 30, 2006, selling, general and administrative expenses increased by $90,149, a 7% increase, to $1,406,974 from $1,316,825 during the same period in 2005. The increase is primarily due to an increase in payroll and related employee expenses of approximately $130,000 resulting from bonus payments made during the nine months ended September 30, 2006 and an increase in intangible asset amortization expense of $37,390 offset by a decrease in research and development expense of $73,732.

Net interest expense decreased by $50,815 from $46,462 for the three months ended September 30, 2005 to net interest income of $4,353 for the three months ended September 30, 2006 due primarily to the payment of the majority of our interest bearing debt and investment of excess cash in temporary interest bearing deposit accounts.  Net interest expense decreased by $77,629 from $177,942 for the nine months ended September 30, 2005 to $100,313 for the nine months ended September 30, 2006 due primarily to payment of the majority of our interest bearing debt from the proceeds on the sale of our discontinued operations during the first quarter of 2006.

Other income decreased from $133,047 and $140,889 for the three and nine months ended September 30, 2005 to  $-0- for the three and nine months ended September 30, 2006. Other income included $133,047 income from the settlement of a note payable during the three and nine months ended September 30, 2005. We entered into a $728,637 note payable with a vendor on August 2005. During September 2005, we made an advance payment on, and extinguished the note. The value of the note of $728,637 less our principal cash payments and our lump sum payment through September 2005 of $520,590 and an unsecured non-interest bearing note we exchanged in the settlement of $70,000 is $138,047, which we reflected as other income, net of estimated legal expense incurred in the settlement of $5,000, in our statement of operations for the three and nine month period ended September 30, 2005.

Income from discontinued operations decreased from $225,752  for the three months ended September 30, 2005 to $-0- for the three months ended September 30, 2006 due primarily to the sale of the helium and gas facilities and operations to Midstream Energy Services, LLC on March 7, 2006. As a result of the sale, we recognized no income or expense from discontinued operations during the three months ended September 30, 2006.

Income from discontinued operations decreased by $506,693 from $700,121 for the nine months ended September 30, 2005 to $193,428 for the nine months ended September 30, 2006 due primarily to the sale of the helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. As a result, income from discontinued operations for the nine months ended September 30, 2006 includes only income through the date of  sale.

Further discussion of this is found in Note 2.—”Disposition of a Business Segment” to our financial statements.

Gain on sale of assets, net of tax represents gain of $78,528 and $6,119,673 for the three and nine months ended September 30, 2006, respectively, from the sale of our helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. Further discussion of this is found in Note 2.—”Disposition of a Business Segment” to the financial statements. The gain is net of $759,000 of income tax expense. We recorded a deferred tax benefit of $759,000 during the fourth quarter of 2005 due to our expected use of approximately $2,000,000 of our net operating loss carry forward from 2005 and prior fiscal years along with losses we expected to incur during 2006, to offset the estimated 2006 gain resulting from the sale of the helium and gas processing operations’ assets. The reversal of the deferred tax benefit was included in gain on sale of assets, net of tax, during the first quarter of 2006

Net loss increased by $138,170 to $324,563 for the three months ended September 30, 2006 from a net loss of $186,393 for the three months ended September 30, 2005 due primarily to the reduction in our loss from operations of $111,243, reduction in interest expense of $50,815 and an increase in gain on sale of assets of $78,528 offset by a reduction in other income of $133,047 and a decrease in income from discontinued operations of $225,752.

Net income increased by $5,726,275 to $4,901,790 for the nine months ended September 30, 2006 from a net loss of $824,485 for the nine months ended September 30, 2005 due primarily to the gain on sale of the helium and gas processing facilities and operations of $6,119,673, an improvement in our loss from continuing operations of $196,512 resulting primarily from improved gross profit from our tire fuel processing operation and a decrease in net interest expense of $77,629 offset by a decrease in income from discontinued operations of $560,693 and a decrease in other income of $140,889.

Liquidity and Capital Resources

As of September 30, 2006 we owed $350,717 to financial institutions under installment notes with an average interest rate of 5.3%,of which, $307,668 is secured by land or equipment.

The remaining indebtedness consists of miscellaneous notes to unaffiliated third parties of $87,000.

On March 7, 2006 Nathaniel, its wholly-owned subsidiary NEOHC and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed the Purchase and Sale Agreement with Midstream Energy Services, LLC.  At the closing, giving effect to agreed adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price.  The purchase price was increased by $83,893 to $16,999,569 to reflect post-closing adjustments which were finally determined pursuant to the terms of the Purchase and Sale Agreement. The increase in gain on sale of assets of $83,893 is included in our statement of operations for the third quarter 2006 net of any other expenses of sale which arose during the third quarter.

On April 10, 2006, in accordance with the terms of the Purchase and Sale Agreement, we received a letter from Midstream detailing certain title defects in the gas gathering pipeline system. Pursuant to the Purchase and Sale Agreement, we corrected those defects during the second quarter at a cost to us of $7,829 and reversed $42,170 which we had accrued in excess of the actual cost, as an increase in the gain on sale of assets in our statement of operations.  On October 1, 2006, we received a letter from Midstream claiming that certain title defects remained. We do not believe that these claims are defects which would require correction under the terms of the Purchase and Sale Agreement, although we cannot provide any assurance to that effect.

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

The following is a summary of Nathaniel Energy’s cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended September 30,
	2006	2005

Operating activities	$(1,326,609)	$564,948
Investing activities	14,967,209	(1,110,942)
Financing activities	(13,099,468)	238,751

Net effect on cash	$541,132	$(307,243)

For the period ended September 30, 2006, the net change in cash used in operating activities of $1,326,609 is due primarily to a net income of $4,901,790, non-cash income tax expense of $759,000, depreciation and amortization expense of $306,720 and an increase in accounts payable and accrued expenses of $108,279 offset by gain on sale of assets including in net income of $6,119,673 and the negative net effect on cash from discontinued operations of $1,277,956.

The net change in cash provided by investing activities of $14,967,209 is due to cash flows from discontinued operations of $15,888,183 offset by cash used for the acquisition of minority interest of $882,000 and asset additions of $38,974 at our tire fuel processing operations during the nine months ended September 30, 2006.

The net change in cash used in financing activities of $13,099,468 is due to principal repayments of debt of $4,330,557, cash flows from discontinued operations related to repayment of debt of $8,892,151 offset by issuance of notes of $123,240 during the nine months ended September 30, 2006.

For the period ended September 30, 2005, the net change in cash provided by operating activities of $564,948 is due primarily to a net loss of $824,485, non-cash settlement of debt of $151,087, an increase in prepaid expenses of $127,790 offset by non-cash operating expenses for depreciation and amortization of $159,427 and changes in operating assets and liabilities which increased net cash as a result of a reduction in inventory of $536,423, reduction in restricted cash of $237,000, an increase in accounts payable and accrued expenses of $169,584 and the positive net effect on cash from discontinued operations of $609,812.

The net change in cash used in investing activities of $1,110,942 is due to the purchase of equipment and facility improvements, primarily at our tire fuel processing operations of $910,426 and cash flows used by discontinued operations of $200,516 during the nine months ended September 30, 2005.

The net change in cash provided by financing activities of $238,751 is due to principal repayments of debt of $843,280 offset by issuance of notes and borrowing on our line of credit of $1,082,031 during the nine months ended September 30, 2005.

Nathaniel Energy had cash of $801,164 at September 30, 2006 which will be used to fund the Company’s operations, pay current debts, partially fund the execution of our Thermal Gasifier™ business plan and make improvements at our tire fuel processing operations in Hutchins, Texas.

We expect that as a result of the improvements made at our tire fuel processing division during the third quarter 2005, that the tire fuel processing operation will continue to generate future positive net cash flows from operating activities, which will be sufficient to repay its outstanding debt balances, provide for repair and maintenance of the equipment and cover its operating overhead expense. We will require additional working capital to continue to fund our corporate overhead expenses and implement our Thermal Gasifier™ business plan. We are currently exploring sources of expansion capital, operational financing options, and strategic partners to assist in funding our business plan.

Our working capital deficit as of September 30, 2006 was $102,519. Included in the calculation of our working capital deficit is an unsecured promissory note of $70,000, payable contingent upon our receipt of payment for the Thermal Gasifiers™ installed for our customer in Cologna Veneta, Italy. This obligation is expected to be extinguished out of future cash flows resulting from the collection, if any, of amounts due us.  Also included in the calculation of our working capital deficit is a reserve of approximately $100,000 related to certain claims against the company. Litigation involving a portion of these claims was settled, the claims against the company were released, a court order dismissing the claims with prejudice was entered, and the time period within which to appeal or set aside the court’s order will expire during the fourth quarter of 2006.  Management does not expect the claimant to attempt to set aside the court order.  We expect the statute of limitations will expire for claims to the remaining portion of the reserve in the fourth quarter 2006. We plan to reduce our working capital deficit by expanding our tire fuel operations into new lines of business.  We have initiated discussions with a potential strategic partner for that expansion however, we can not assure that those discussions will lead to an agreement and the success of a new line of business. We are also exploring equity investment to improve our working capital deficit.  We cannot assure that we will be able to obtain any capital investment we seek, and if we do, we cannot predict the terms and conditions upon which that capital will be available to the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

3.1	Certificate of Incorporation*
3.2	Articles of Amendment to Articles of Incorporation, filed on August 6, 1999*
3.3	Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002*
3.4	Certificate of Amendment to Certificate of Incorporation, filed on October 12, 2005*
3.5	Amended and Restated By-Laws**
10.1	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain*
10.2	$3,354,210 Promissory Note dated September 29, 2005 from NEOHC to Richard Strain*
10.3	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services*
10.4	Nathaniel Energy Corporation 2005 Equity Participation Plan*
10.5	Employment Agreement, dated as of October 16, 2006, between Nathaniel Energy Corporation and Brad Bailey***
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes document filed as an exhibit to our Quarterly Report on Form 10 QSB for the period ended September 30, 2005 and incorporated herein by reference.**Denotes document filed as an exhibit to our Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference. ***Denotes document filed as an exhibit to our Current Report on Form 8-K dated October 16, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION

(Registrant)

Date: November 13, 2006

By:	/s/ BRAD E.BAILEY
Brad E. Bailey
Chief Executive Officer
Nathaniel Energy Corporation