Form 10KSB
period 2006-12-31
NATHANIEL ENERGY CORP
filed 2007-04-02
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 000-27783

NATHANIEL ENERGY CORPORATION
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1572525 (I.R.S. Employer Identification No.)

8001 South InterPort Blvd. Suite 260, Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

(303) 690-8300
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note - checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Nathaniel Energy's revenues for its most recent fiscal year (2006): $1,149,484

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 27, 2007 was $2,331,455.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 27, 2007 is 90,731,596 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

NATHANIEL ENERGY CORPORATION

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "continue", or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to implement our business plan.
•	Our ability to finance and complete planned projects and facilities upgrades.
•
Our ability to execute our business plan and commercialize the Thermal Gasifier™ technology, including building Thermal Gasifiers™ that meet customers' specifications and that meet local regulatory environmental and permit requirements.

•	Risks related to dependency on a small number of customers.
•	Our ability to satisfy our customers' expectations.
•	Our ability to employ and retain qualified management and employees.
•	Changes in government regulations which are applicable to our business.
•	The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
•	Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
•	The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
•	Our ability to pay debt service on loans as they come due.
•	Our ability to generate sufficient cash to pay our creditors.
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

Part I

Item 1. Description of Business.

A glossary of certain key terms and acronyms used in the Description of Business discussion below is contained in this report, beginning on page 11.

Company Vision

Nathaniel Energy Corporation’s vision is to be an industry leader, innovating, developing, commercializing and operating renewable energy and energy-from-waste technologies, projects and business models.

Company Mission

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. Through ongoing research and development of our proprietary technologies, Nathaniel Energy is positioning itself to be a leader in the energy-from-waste (EfW) and renewable energy markets. Nathaniel Energy plans to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and destined for disposal. The recovery of energy from waste utilizing Nathaniel Energy’s Thermal Gasifier™ diverts large volumes of material from landfills and other disposal systems while providing clean alternative energy comparable to that of fossil fuels.

Nathaniel Energy’s business philosophy is based on a legacy of technological innovation grounded in an ethos of energy and environmental stewardship. Nathaniel Energy’s Thermal Gasifier™ has evolved from original patents dating back to 1973 and the Middle East oil embargos. At that time, the Hand brothers designed, built and operated the first gasifier as a means to heat their greenhouses using wood waste, biomass, as fuel rather than oil. Through the years since those original patents were issued, that same ethos drives us to continuously improve and develop our technology and the ways in which we do business.

Company Operations

Current Operations

Nathaniel Energy is presently divided into two business segments:

•	renewable energy and energy-from-waste (EfW) utilizing our Thermal Gasifier™ technology, and

•	tire derived fuel processing providing an alternative fuel supply from waste tires.

Nathaniel Energy has been in the tire derived fuel (TDF) processing business since 1997 and has operated a 27 acre TDF processing facility in Hutchins, Texas since 1999. The TDF facility shreds whole passenger tires into 1½ inch and smaller “chips” for use as fuel in various industrial processes. In 2006, our facility processed a total of 15,075 tons, approximately 1,507,524 passenger car tires, into 14,168 tons of TDF for sale to industrial customers including cement kilns and paper processors. Our future plans call for a portion of the TDF produced annually to be used to augment and support commercialization of the Thermal Gasifier™ EfW business.

Former Helium and Natural Gas Processing Operations

Nathaniel Energy also owned and operated a helium and gas processing facility in Keyes, from April 2003 until we sold these assets and operations to Midstream Energy Services, LLC on March 7, 2006. At the closing of the sale, giving effect to finally determined adjustments, Midstream delivered $16,915,676 to Nathaniel on account of the purchase price. Upward adjustments to the purchase price in the amount of $83,893 as part of post-closing determination pursuant to the procedures in the Purchase and Sales Agreement were resolved as of August 2, 2006. Midstream assumed all the liabilities under the contracts included in the gas assets being sold that arose after the closing date. At the time of this filing, management believes we have successfully resolved any existing disputes relating to this transaction and there are currently no issues outstanding.

Following settlement with Midstream, Nathaniel used $14,482,171 of the sale proceeds to satisfy its indebtedness, including accrued interest, to Richard Strain, which reduced the company’s debt by approximately 89%. (See Part III Item 12 Certain Relationships and Related Party Transactions for further discussion about the transaction with Mr. Strain). In addition, on June 9, 2006, $800,109 of the sale proceeds was used to retire a line-of-credit secured by Mr. Strain.

Technology

Nathaniel Energy’s proprietary patented technology, the Thermal Gasifier™, is a two-stage gasification system designed to efficiently convert “waste” materials from industrial, residential and agricultural sources into clean economical energy while exceeding the most stringent Environmental Protection Agency (EPA) and European Union (EU) emission standards.

The Nathaniel Energy Thermal Gasifier™ is a closed, continuous flow, two-stage gasification module. The Thermal Gasifier™ is designed to efficiently convert hydrocarbon feedstock containing solids such as used tires or tire-derived fuel (TDF), municipal and industrial solid waste streams (MSW) also known as refuse-derived-fuel (RDF), municipal sewage sludge solids (MSSS), wood waste, and agricultural waste to a synthesis gas comprised primarily of hydrogen, carbon monoxide, carbon dioxide and residual ash (approximately 10% by weight of the feedstock on average) by a process called gasification.

Most of these feedstocks require some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weigh belts and air locks to ensure an accurately metered supply of fuel is introduced while preventing the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a synthesis gas, or SynGas, which is then drawn off to a separate chamber to be fully oxidized (combusted) at temperatures at or above 3,000° fahrenheit. The oxidation process produces tremendous heat, elemental carbon, carbon dioxide and low levels of carbon monoxide, sulfur dioxide, and nitrogen oxides.

The Thermal Gasifier™ gasification process generates ash in two forms. The first, bottom ash, is the unburnable solids and possible contaminants remaining from the fuel, such as the spent carbon, metal, glass, rock and sand. The second, fly ash, is comprised of small particulates suspended and entrained in the exhaust gas stream which are captured and removed using industrial cyclones and filters prior to discharge.

The Thermal Gasifier™ two-stage gasification and oxidation process is designed to efficiently recover the greatest percentage of available energy possible while generating very small quantities of environmental pollutants. The Thermal Gasifier's™ high temperatures destroy 99.9% of hazardous air pollutants emitted from refuse-derived-fuel and tire-derived-fuel including polychlorinated biphenyls (PCBs), dioxins, and furans. Most remaining gaseous pollutants are captured by scrubbers, catalytic reduction, or other pollution control equipment with the remaining pollutants falling well below EPA and EU limits.

The Process Control System (PCS), the “brain” of the Thermal Gasifier™, closely monitors and modulates all aspects of the gasification and oxidation reactions by metering fuel, introduced air and residence time to optimize energy recovery efficiency. The PCS automates the Thermal Gasifier™ system reducing the manpower needed to supervise operation. The PCS features automated self-diagnostics and corrective action functions which prompt the operator to take a specified action if a problem occurs beyond the ability of the PCS to correct. In addition, the PCS’ predictive failure analysis function identifies potential points and modes of failure prior to any actual problem so preventative maintenance can be done before a more costly failure occurs.

Environmental Testing

In May 2000, Bord na Mona Environmental Limited, a Republic of Ireland-based environmental management company working independently on behalf of Nathaniel Energy, conducted a comprehensive environmental test on the Thermal Gasifier™ as part of a demonstration in Dundalk, County Louth, Republic of Ireland. The test, using RDF as fuel, targeted more than 50 chemical species pollutants of concern including dioxins, furans, chlorophenols, chlorobenzenes, polycyclic aromatic hydrocarbons (PAH) and polychlorinated biphenyls (PCBs). Bord na Mona concluded the Thermal Gasifier™ met and surpassed existing and, at that time, pending EU directive limits for all pollutants of concern. Management believes it significant that independent testing verified the efficacy of the Thermal Gasifier™ and confirmed the technology produces pollutant emissions significantly below allowable EU limits. In all cases, pollutants of concern were detected at less than 10% of standard with many compounds below the technical ability to detect.

Products, Byproducts and Services

Nathaniel Energy provides valuable marketable services and produces or will produce numerous marketable products and byproducts through our Thermal Gasifier™ operations and our TDF processing operations.

Thermal Gasifier™

The Nathaniel Energy Corporation Thermal Gasifier™ is at the core of our business plan, anchoring our business philosophy as well as our business development model as we build the company toward our goal of becoming a renewable energy business leader.

During 2006, we continued consultation with the project owners of the energy-from-waste plant in Cologna-Ventura, Italy regarding modification and upgrade of the two Thermal Gasifiers™ located at the plant and potential operational changes to increase plant output and reliability. These discussions are still ongoing. While we did not materially participate in this project during 2006, we have continued to use the performance of the two Thermal Gasifiers™ as commercial “proof-of-process” in our ongoing business development activities. We did not realize any revenue from this project during 2006.

In addition to utilizing the Thermal Gasifiers™ in Cologna-Veneta as commercial “proof-of-process,” we have used the considerable hands-on engineering and operational experience gained during project design, fabrication, construction and startup to advance the technology state-of-the-art. 2006 saw dramatic advances in the design of the next generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology. Future production models will be able to use more types of fuel with greater variability in quality while still producing useable energy at a greater net profit.

The Thermal Gasifier™ technology is uniquely suited for the renewable energy and especially the EfW business segment. Because it is a truly multi-fuel system, we enjoy tremendous flexibility in its application. In addition, the Thermal Gasifier™ generates multiple beneficial use products and byproducts.

Products include:

•	Heat - produced during gasification production, and oxidation/combustion of synthesis gas. This heat is available for use in heating and cooling of adjacent buildings or for generation of steam.

•
Electricity - generated through addition of gas turbine generator, boiler and steam turbine generator, or integrated combined cycle generator, to the Thermal Gasifier™. Electricity is available for use on-site or sale on the electrical grid.

•
Synthesis Gas (SynGas) - produced through gasification of hydrocarbon containing solids, is a combination of carbon monoxide and hydrogen. SynGas may be used as a raw material to make liquid transportation fuels through a variety of processes, as a substitute for natural gas, or to generate heat, steam or electricity. In addition, the hydrogen can be separated for use in fuel cells or in chemical processes.

Byproducts include:

•
Carbon black - High purity carbon black is produced during gasification and oxidation/combustion of TDF and/or petroleum coke. Carbon black can be sold as a high value raw material for tire manufacturing, water filtration, electronics manufacturing, production of inks and toners, radar-absorbing paints, cosmetics and construction materials.

•
Carbon dioxide - produced during gasification and oxidation/combustion of hydrocarbon containing feedstock. Carbon dioxide can be used for environmental control and augmentation in greenhouses to enhance plant growth or for any industrial carbonation process. Carbon dioxide production from burning of fossil fuels and industrial processes has potentially been identified as a primary contributor to global warming. Processes considered “carbon neutral” or resulting in sequestration of produced carbon dioxide will help reduce the additive affects on global warming and may qualify for tax advantages.

•	Sulfur Dioxide - produced during gasification and oxidation/combustion of sulfur containing fuels. Sulfur dioxide can be used to make gypsum or sulfuric acid.

•
Nitrogen - produced during separation of oxygen from atmospheric air prior to gasification. At sea level, atmospheric air is comprised of approximately 78% nitrogen, 21% oxygen, less than 0.93% argon and trace quantities of carbon dioxide and other gases. The nitrogen can be sold for industrial or cryogenic uses including production of fertilizers.

•	Bottom ash - produced during the gasification process, bottom ash is the solid inert remnant of the spent fuel. Bottom ash can be used as an aggregate for concrete, brick and/or road base.

Marketability of the individual products and byproducts depends upon local demand and our ability to further process and distribute them at competitive prices. We expect that these market demands will drive the configuration of the Thermal Gasifier™ in such a way as to maximize project profitability and will vary from location to location.

We believe the marketable products and byproducts of the Thermal GasifierTM ideally suit us for locations in close proximity to a variety of industrial operations such as greenhouses, petroleum refineries, certain pipelines, chemical plants, printing plants, industrial parks, and designated “clean energy” generation sites. This is especially true for facilities located in climates with temperature extremes requiring heating and cooling of adjacent structures and co-generation of electricity.

During 2006 we generated no revenue from the sale of Thermal GasifiersTM or from the sales of any products or byproducts generated by the operation of a Thermal GasifierTM.

TDF Processing

Our TDF processing operation in Hutchins, Texas provides valuable services to industry, government and the local communities while simultaneously producing a marketable product. The facility is permitted by the Texas Commission on Environmental Quality (TCEQ) as a waste tire storage facility and as a used tire processor and recycler. We accept used passenger car tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” as a disposal charge. This service diverted more than 1,500,000 tires from landfills and illegal dumping in the Dallas, Texas area during 2006 alone.

The tires are processed immediately upon receipt through a continuous loop shredding system designed to reduce the tires to 1½ inch and smaller rubber chips, known as tire-derived-fuel (TDF). During this process, much of the steel belting from the tires is also recovered and may be reused in other industrial applications. Following processing, the TDF is temporarily stored on site awaiting transportation to the end user. During 2006, we produced 14,168 tons of TDF, 90% of which we sold to Energis, LLC, an alternative fuel buyer for Holcim, Inc., a major Dallas area cement producer who uses TDF as an alternative fuel in its cement kiln.

During 2006, we generated $1,114,887 in gross revenue from TDF processing operations with $352,499 generated from TDF sales and $762,388 generated from tipping fees, environmental consulting, cleanup and other sales. Our total cost of revenue for TDF processing operations during the same period was $1,150,815 resulting in a net $35,928 or 3.2% operating loss for 2006. TDF processing operations accounted for 100% of our total revenue during 2006.

Business Goal

Our overarching business goal is to generate the majority of our revenue from energy-from-waste (EfW) projects. In support of this goal, we have focused the majority of our resources on engineering and project development activities in an effort to continuously improve and fully commercialize the Thermal Gasifier™ technology. Our business objectives include: creating energy infrastructures; developing, owning and operating small EfW plants; and licensing the Thermal Gasifier™ technology to qualified operating companies. In addition, we intend to seek out technologies complementary to the Thermal Gasifier™ and build strategic relationships to further enhance our renewable energy offerings.

Development of Energy Infrastructures

In developing energy infrastructures, we look to build long-term business and operating relationships with targeted commercial, industrial and financial partners and clients. These potential clients have considerable hydrocarbon-based waste disposal concerns and corresponding needs for energy input in the form of synthesis gas (SynGas), heat, steam, electricity or some combination of these. For these clients, Nathaniel Energy would develop EfW infrastructure on the business’ premises (“inside the fence”) to accept the waste material, recover the available hydrocarbon energy and, in turn, provide that energy to the client in a useable form as determined by their needs. These infrastructures can reduce the client’s dependence on fossil fuels or power from the local utility and, in some cases, the energy infrastructures can become a business' self sustaining utility.

Ownership and Operation of Energy From Waste Plants

Nathaniel Energy seeks to develop, own and operate small EfW plants independently using our resources or in conjunction with joint venture partners. These plants will serve industrial clients, communities and/or governments and government entities in locations facing difficult “waste” disposal challenges and high energy costs.

Licensing of Technology

As our technology and business mature, we intend to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships for use in EfW applications in national and, in some cases, international markets.

Research & Development

During 2006, we spent approximately $55,861 for research and development related to our Thermal Gasifier™ technology and approximately $255,427 in engineering salaries dedicated to internal product development. During 2005, we spent approximately $117,125 for research and development and approximately $150,000 in engineering salaries. We are engaged in continuous improvement of the Thermal Gasifier™ technology through advanced engineering design review and are currently developing preliminary designs for a dedicated R&D facility. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy to undertake “third generation” redesign of the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency.

Intellectual Property

We own three U.S. patents; the latest issued in March 2003, and have two U.S. and two European patents pending.

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

We also have two US patent applications pending. One, filed during 2002, relates to improvements in our gasifier system which reduces air and water pollutants and the second, filed in 2004, relates to our oxygen-based biomass combustion system and controls. In addition, two European patent applications are currently pending on our gasifier system and method of gasification and on our oxygen-based biomass combustion system.

Government Approval / Environmental Laws and Regulation

Operation of a Thermal Gasifier™ and a TDF processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating our environmental compliance are the U.S. Environmental Protection Agency, Department of Environmental Quality and comparable regulatory agencies and departments in the states where we establish operations. We are subject to the air quality programs under federal and state law.

Markets

We believe the optimal projects for our Thermal Gasifier™ are not large centralized power production facilities, but smaller (less than 25 megawatt) distributed power production facilities either co-located with the waste generator and end user of the power, or located within a short distance of a source of fuel and the end user of the power.

Competition

The alternative energy industry is evolving rapidly in response to increasing concerns about global warming, environmental degradation and the long-term security of our of petroleum products supply. The costs of electricity, natural gas and transportation fuels have increased dramatically in the last several years and there is no indication that prices will abate in the near future. Among the established alternative energy technologies are incinerators/massburners, gasifiers, plasma arc, retorts and fluidized-bed reactors.

•
Incinerators/massburners have been widely used to reduce the volume of material going to landfills or destroying material too hazardous to landfill. Almost all of these technologies convert raw waste streams by burning it in a heated air stream, with no attempt to upgrade or process the waste into a better fuel. Some of the units generate power and have some level of pollution control for the exhaust gases. All operate under “grandfathered” air and water permits and, without major retrofits or redesigns, there probably will be no more built in the United States.

•
Gasifiers heat solid material in an oxygen-starved environment where the gaseous components of the solid material are released. These gaseous components, or synthesis gas, retain the heat producing qualities of the solid material. The synthesis gas is used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. Gasifiers have become increasingly attractive as a means to cleanly convert most solid, hydrocarbon-based wastes into heat, steam, electricity and liquid transportation fuels. Fixed-bed gasifiers are the most common and are updraft, downdraft, crossdraft and transport types. Equipment selections downstream of the gasifier determine the products and co-products produced. Most of the earlier models gasified coal, wood waste and petroleum coke. Discarded tires, municipal solid waste, sludge and agricultural waste are now fuels of opportunity. Currently there are more than 12 different companies investigating gasifier technology that have laboratory scale or pilot plant models, and one company with a few operating plants that combust the synthesis gas to create heat to produce steam and electricity.

•
Plasma-arc reactors can convert almost any waste without pretreatment and produce heat, steam and synthesis gas. A glassy residual is produced for disposal. Plasma-arc reactors are more capital intensive than other alternative and have higher operating and maintenance costs. Disposing of hazardous waste is the best application for plasma-arc reactors.

•
Retorts are vessels in which the solid fuel is placed. The vessel is then heated until the synthesis gas is released and collected. The vessel is cooled, the remaining solid debris is removed and the process repeated. Retorts are used as a batch process and are not economically, environmentally or technically competitive.

•
Fluidized bed reactors function by injecting the solid fuel into a bed of heated sand that is fluidized with air or a non-reactive gas. The heated fluidized sand and solid fuel releases the synthesis gas for extraction of the heat energy. Fluidized-bed reactors are commonly used for coal-fired electric generating plants but may not be effective for many types of waste materials. Fluidized bed reactors have been used for many decades but have not gained recognition as a viable solid fuel conversion technology due to the myriad of engineering difficulties that have not been solved.

We compete for energy-from-waste business with different competitors in each market addressed above. Our competitors, however, may have financial and marketing resources far greater than those available to us and may have greater application for large waste streams, such as municipal waste from large cities.

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

For municipalities, we may compete against other alternative energy sources, especially if the municipality seeks to meet a specified target percentage of alternative or "green" energy sources. In this market, we may also compete against the local utility, incinerators or waste management companies, depending on the municipality, regulatory environment and political pressures to employ alternative energy sources.

Major Customers

We currently have one major customer for our tire-derived-fuel, Energis, LLC, an alternative fuel procurement subsidiary wholly owned by Holcim, Ltd. a global supplier of cement, aggregates and concrete with a large production facility located in Midlothian, Texas. Energis accounted for approximately 90% of our tire-derived-fuel revenue and approximately 32% of our total revenue for the year ended December 31, 2006. We entered into a contract with Energis effective September 30, 2005. The three year contract with options to renew annually thereafter for an additional three years provides that Energis must purchase an average monthly minimum of 1,500 tons of our tire-derived-fuel. The contract establishes a base price for the tire-derived-fuel with a price re-opener at the end of year two of the agreement. If at the end of the second year the parties cannot agree to a re-negotiated price, then Nathaniel has the sole right to continue supplying Energis at the current contract price. Either party has the right to terminate the agreement at the end of the initial three year term giving the other party 90 days advance notice of such termination. Should Nathaniel not be able to supply Energis with the contracted supply of tire-derived-fuel under the agreement then Energis has the right to purchase material from another third party supplier. Nothing in the agreement prevents Energis from purchasing similar material from another third party with the exception that Energis must purchase an annual quantity of 18,000 tons per year.

We believe that the loss of this customer would not have a material disruption to our overall sales volume because we believe that we would be able to replace the customer in a relatively short time, however, we cannot guarantee that we will be able to replace the contract with a contract whose terms will generate revenue equivalent to revenue we currently recognize.

During 2006, we did not have any contracted customers for our Thermal Gasifier™ business.

Major Suppliers

Tire Fuel Processing Operation

Nathaniel believes there is a readily available supply of waste tires for which we are paid tipping fees and from which we process tire-derived-fuel. We accept waste tires from many sources and are not dependent on any one source for our supply.

Thermal Gasifier™ Business

Nathaniel believes there is a readily available supply of materials, equipment and associated vendors to fabricate, construct and operate our Thermal Gasifiers™ in an energy-from-waste (EfW) plant. Additionally, we believe the worldwide market for EfW plants continues to expand as energy costs increase and lessening our dependency on fossil fuels becomes more critical. Increasing energy costs coupled with burgeoning waste generation and fewer landfills provides a growing market opportunity for our renewable EfW solutions. We do not believe we are dependent on any source for our supply.

Personnel

We have 16 full-time employees, with 8 located at our corporate offices in Englewood, Colorado, and 8 at our fuel processing facility in Hutchins, Texas. We anticipate that significant personnel additions will be required when we conclude Thermal Gasifier™ project related contracts and obtain additional project funding for the energy infrastructure or small energy-from-waste (EfW) plant business.

Company History

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

On December 31, 2002, MNS Eagle Equity Group IV, Inc. “(MNS)” and its stockholders entered into a Stock Exchange Agreement with Nathaniel Energy Corporation pursuant to which Nathaniel Energy acquired all of MNS's outstanding common stock. Currently MNS is not engaged in any business.

From 1997 to 2002, Nathaniel Energy's operations were limited to its Tire Derived Fuel (TDF) processing facility in Hutchins, TX which sells TDF to others primarily for use as an alternative fuel. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC. On April 3, 2003, but effective as of January 1, 2003, Nathaniel Energy acquired the remaining 81.45% interest in Keyes Helium Company, LLC from Colorado Interstate Gas (CIG) Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy transferred all of the stock in MCNIC to NEOHC. Also on April 3, 2003, NEOHC acquired the Keyes gathering system and Sturgis gas plant from CIG Field Services and the compressor station was purchased from Colorado Interstate Gas Company. The Company upgraded and operated the helium and gas processing facilities from April 3, 2003 through March 7, 2006.

Subsidiaries

We have three wholly owned subsidiaries:

•
Cleanergy, Inc. which was formed for the purposes of commercializing and marketing our Thermal Gasifier™; entering into joint venture and licensing agreements and; building and operating small energy-from-waste plants,

•
Nathaniel Energy Oklahoma Holdings Corporation, which sold, on March 7, 2006, all of the interests in Keyes Helium Company, LLC, the Keyes gathering system and Sturgis gas processing plant and compressor station to Midstream. Energy Services, LLC.

•	MNS Eagle Equity Group IV, Inc., which currently has no operations.

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

Glossary of Key Terms and Acronyms

BTU (British Thermal Unit). One BTU is a unit of energy defined as the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit. In North America, fuels are described using their energy content in terms of BTUs of energy per pound of material. On average, gasoline contains 20,400 BTU per pound (btu/lb) and diesel contains 19,300 btu/lb. Primary fuels for the Thermal Gasifier™ include TDF (15,000 btu/lb) and RDF (8,000 btu/lb).

Carbon Neutral. Technologies or processes which utilize the carbon contained in biomass or other feedstocks produced from plants and trees. Using biomass is not considered to have an additive affect on atmospheric carbon dioxide concentrations as the plants and trees absorb and recycle the carbon through photosynthesis and other organic growth processes.

Carbon Sequestration. The capture and confinement of carbon from the atmosphere through technological, industrial or natural processes as a means of reducing the potential additive affect of carbon dioxide on global warming.

Dioxin. Dioxins are among the most toxic substances known to man. Dioxins and other persistent organic pollutants (POPs) are subject to the Stockholm Convention obliging signatories to take measures to eliminate, where possible, and minimize where not possible to eliminate, all sources of dioxin. Dioxins are produced in small concentrations when organic material is burned in the presence of chlorine, whether the chlorine is present as chloride ions or as organochlorine compounds, so they are widely produced in many contexts. According to the most recent US EPA data the major sources of dioxin are:

•  Coal fired utilities

•  Metal smelting

•  Diesel trucks

•  Land application of sewage sludge

•  Burning treated wood

•  Trash burn barrels

These sources together account for nearly 80% of dioxin emissions. Following incineration, dioxins can also reform in the atmosphere above the stack as the exhaust gases cool through a temperature window of 600 to 200°C. The most common method of reducing dioxins reforming or forming de novo is through rapid (30 millisecond) quenching of the exhaust gases through that 400°C window. Incinerator emissions of dioxins have been reduced by over 90% as a result of new emissions control requirements. Incineration is now a very minor contributor to dioxin emissions.

Municipal Sewage Sludge Solids (MSS). The solids accumulated during treatment of wastewater. MSS contains up to 8,000 btu/lb of energy on a dried basis and may be blended as a possible fuel for the Thermal Gasifier™. One primary concern of gasifying MSS is the potential presence of heavy metals such as lead, cadmium and arsenic in the MSS and the potential to vaporize these constituents such that they would become airborne contaminants.

Municipal Solid Waste (MSW). MSW is more commonly known as trash or garbage and consists of everyday items such as product packaging, grass clippings, furniture, clothing, bottles, food scraps, newspapers, appliances, paint, and batteries. MSW is processed into refuse derived fuel (RDF) as a fuel for the Thermal Gasifier™.

Polychlorinated Biphenyls (PCBS).  PCBs are a class of organic chemical compounds which are persistent organic pollutants found in many waste streams that research has indicated are likely carcinogens. Fu rther, improper or incomplete oxidation of PCBs may result in the formation of more toxic species such as dioxins and/or dibenzo furans.

Polycyclic Hydrocarbons (PAHs).  PAHs are found in tars primarily formed by incomplete combustion of hydrocarbon-containing fuels, such as wood, coal, diesel and fats. Some forms of PAHs are known or suspected carcinogens, and are linked to other health problems.

Refuse Derived Fuel (RDF). A fuel produced by processing Municipal Solid Waste (MSW) to remove the inert materials, concentrating the hydrocarbon containing components, densifying and pelletizing into relatively uniform fuel pellets for ease of storage, handling and gasification and/or combustion.

SynGas (Synthesis Gas).  The name given to a gas mixture containing varying amounts of carbon monoxide and hydrogen generated by the gasification of a carbon containing fuel to a gaseous product with a heating value.

Tire Derived Fuel (TDF).  A fuel produced by reducing or shredding whole tires to smaller strips, chips, or crumbs for use in fueling certain industrial processes including cement kilns, paper mills and EfW projects.

Item 2. Description of Property.

We own approximately 27 acres of property in Hutchins, Texas in a semi-industrial region of southern Dallas County. The facility includes a 14 year old 10,000 square foot partially enclosed processing building for TDF production, a 2 year old 1,200 square foot stand alone business office and a 10 year old 1,800 square foot permanently placed office trailer with employee break room. We believe this facility to be suitable for our existing used tire reclamation and TDF processing operations. In November 2006 we redeemed the Certificate of Deposit (CD) securing the mortgage loan for $248,616 and used the proceeds to pay the balance of $204,972 and retire the loan. This transaction netted the company cash flow of $43,644.

We lease 3,815 square feet of Class A office space for our corporate offices at Centennial Airport in Englewood, Colorado and believe this space is adequate for our current and anticipated needs for the following year.

Item 3. Legal Proceedings.

We are involved in routine litigation which is incidental to our business, none of which is anticipated to have a material adverse effect on our financial condition, operations or prospects.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities.

Our common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol NECX.OB. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for our common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$0.25	$0.07
Second Quarter	$0.15	$0.05
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.08	$0.05
Fiscal Year Ended December 31, 2006:
First Quarter	$0.29	$0.06
Second Quarter	$0.58	$0.08
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.09	$0.06

Stockholders of Record

As of March 20, 2007, we had approximately 980 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, Warrants and rights	Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders[1]	0	N/A2	20,000,000 shares of common stock[3]

Recent Sales of Unregistered Securities

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Nathaniel Energy Corporation’s business and the key factors underlying its financial results. It explains trends in Nathaniel Energy’s financial condition and results of operations for the year ended December 31, 2006 compared with the operating results for the year ended December 31, 2005.
_________________________
1. 2005 Equity Compensation Plan
2. No options, warrants, restricted stock or other rights have been granted or issued under the plan.
3. Shares may be issued directly as a restricted stock grant or upon exercise of options which may be granted under the plan.

Environmental Liability

The Company has approximately 60,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of either in a land reclamation project using tires (LRPUT) now under negotiation, or in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. Management believes we could potentially receive more than double our current processing capacity of new whole tires for which we would receive a tipping fee. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite. We have chosen not to utilize this whole tire and tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires.

While management considers the piles a potential asset, they also represent a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 60,000 tons of tires and tire shreds on site; at $25.00 per ton, the total cost of disposal is approximately $1,500,000.  We are currently pursuing less costly alternatives to dispose of this material, including utilizing a quarry as part of a land reclamation project using tires (LRPUT) located within twelve miles of the Hutchins facility. We believe the minimum cost of disposing of this material is $150,000, and we have accrued that amount on our statement of operations during the twelve months ended December 31, 2006.

Results of Operations

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. Our operational plan focuses on three major business models in the commercialization of our Thermal Gasifier™ technology:  creating energy infrastructures, building, owning and operating small waste-to-energy plants and licensing. The tire fuel processing operation generated 97% and 88% of revenue from continuing operations, or $1,114,887 and $609,428 during 2006 and 2005, respectively. We recognized no revenue from our Thermal Gasifier™ business segment during 2006. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources are focused on this business model.

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

We enter 2006 with a patented proprietary technology deployed in a commercial application.  Our current year mission is to contract and initiate implementation as a partner or joint venture member, commercial operations utilizing our Thermal Gasifier™ technology.

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

We plan to continue to improve operations at our tire fuel processing facility in Hutchins, Texas during 2007. The tire fuel processing facility is currently the only storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. Our $1,100,000 of capital improvements to the facility in 2005 resulted in an increase in the number of waste tires we accept, increased tipping fee revenue, and increased revenue from the sale of tire-derived-fuel we produce. During the first half of 2005, the tire fuel processing facility’s ability to increase revenue and generate operating cash flows was hindered by the generally poor quality of the existing equipment, requiring constant repair and maintenance due to the age of the equipment and the resulting low pricing on tire-derived-fuel produced. The addition of new equipment combined with existing equipment and certain facility improvements have resulted in signing new contracts for the acceptance and disposal of waste tires, thereby increasing our tipping fee revenues. The new equipment has improved the quality of the tire-derived fuel we produce and sell, resulting in higher pricing for the tire-derived-fuel used as an alternate fuel. Furthermore, the facility improvements have allowed us to increase the volume of the tire-derived-fuel produced.

Operating results 2006 compared to 2005

Revenue

For the year ended December 31, 2006, revenue from continuing operations increased to $1,149,484 compared to $689,428 during the twelve months ended December 31, 2005, an increase of $460,056 or approximately 67%. The increase was due to the addition of new shredding equipment at the Hutchins, TX tire processing facility at the end of 2005. The addition of this equipment resulted in the facility being able to accept additional whole tires and process those tire into tire derived fuel (TDF) for sale to end users. Revenue from the discontinued operations segment consisted of management fees for asset transition agreed to by the parties to the purchase and sale agreement.

Cost of Goods Sold

Cost of goods sold was $1,270,494 for the twelve months ended December 31, 2006, compared to $839,398 during the twelve months ended December 31, 2005, an increase of $431,096 or 51%. The increase was primarily due to increased volume and operating expenses related to the new shredding equipment installed in Hutchins, TX.

Sales, General, and Administrative Expenses

Sales, General, and Administrative expenses were $1,722,298 for the twelve months ended December 31, 2006, compared to $1,602,352 for the twelve months ended December 31, 2005, an increase of $119,946 or approximately 8%. This increase was due to the installation of new tire shredding equipment at the Hutchins, TX tire processing facility at the end of 2005. This new equipment operated reliably throughout 2006 resulting in a production increase and corresponding increase in revenues from both tipping fees and sales of TDF. The primary components of sales, general, and administrative expenses during the current year were payroll and related expenses of $920,348; legal and accounting fees of $382,211; insurance expenses of $131,514; facilities and related expenses of $108,436, and outside service expenses of $60,507.

Research and Development Expense

Research and development expense totaled $55,861 for the twelve months ended December 31, 2006, compared to $117,125 during the twelve months ended December 31, 2005, a decrease of $61,264 or approximately 52%. The decrease is due to the company undertaking redesign of the Thermal Gasifier™ initially requiring less engineering contract support thereby temporarily reducing R&D expenses.

Interest expense

Interest expense, net of interest income, was $137,389 during the twelve months ended December 31, 2006, compared to $326,632 during the twelve months ended December 31, 2005. This decrease was due to a reduction in average outstanding borrowings from 2005 to 2006, as a result of increased revenue and cash flow for the company during 2006.

Gain on the Disposal of Equipment

Income on the disposal of equipment was $4,175 during the twelve months ended December 31, 2006 compared to $1,095 during the twelve months ended December 31, 2005. The increase was due to liquidation of non-productive assets and equipment.

Gain on Settlement of Liabilities

During the twelve months ended December 31, 2006, the Company reached a settlement of certain liabilities which resulted in a gain of $34,666, compared to $141,889 during the twelve months ended December 31, 2005.

Income Tax Expense (Benefit)

Income taxes expense was $ 12,000 for the twelve months ended December 31, 2006, compared to a tax benefit of ($759,000) for the twelve months ended December 31, 2005. The increase is due to an income tax benefit recognized in 2005 from the reassessment of the Company’s ability to utilize net operating losses to offset the expected gain on the sale of the Company’s helium and gas processing facilities and assets in March 2006. During the twelve months ended December 31, 2006, this benefit was used, and the gain on disposal of discontinued operations of $6,119,673 is presented net of income tax expense of $759,000.

Loss from Continuing Operations

For the reasons stated above, the loss from continuing operations before taxes was $2,009,717, or $0.02 per basic and diluted share, for the year ended December 31, 2006, compared to $1,294,095, or $0.02 per basic and diluted share, for the year ended December 31, 2005.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations was $193,428 and $1,055,611 for the years ended December 31, 2006 and 2005, respectively, a decrease of $862,183 or approximately 82%. The decrease was due to less than a full year’s activity in 2007, as the company’s helium and gas processing facilities and assets were sold to Midstream Energy Services on March 7, 2006.

Gain on the Sale of Assets- Discontinued Operations

Gain on the sale of assets was $6,119,673 (net of income tax expense of $759,000) for the year ended December 31, 2006, and it is comprised of the sales of the company’s helium and gas processing facilities and assets which were sold to Midstream Energy Services on March 7, 2006.

Net Income (Loss)

For the reasons stated above, net income (loss) for the year ended December 31, 2006 was $4,303,384, or $0.05 per basic and diluted share, compared with the net income (loss) of ($238,484), or ($0.01) per basic and diluted share, for the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we have a negative working capital of $776,514. The company’s negative working capital balance is due primarily to reduced revenues following the sale of the helium and gas processing facilities and assets combined with increases in Thermal Gasifier™ engineering design and business development activity expenses.

On March 7, 2006, we closed the Purchase and Sale Agreement with Midstream relating to the sale of the helium and gas processing facilities and assets and received $16,915,676. The company utilized $14,482,171 of the proceeds to repay stockholder notes payable and accrued interest through March 7, 2006 and retained $2,433,505 for use as operating capital.

For the period ended December 31, 2006, net cash used by operating activities of $1,226,589 consists primarily of the loss from continuing operations of $1,889,169, offset by changes in working capital items, primarily income tax expense of $771,000, a decrease in prepaid expenses of $171,661, and an increase in accounts payable of $614,380. Net cash provided by investing activities of $14,718,920 is primarily due to the cash flows from discontinued operations of $15,645,759, which includes the proceeds from the sale of helium assets.

We had a cash balance of $257,868 at December 31, 2006 which will be used to fund our operations, pay current debts, and partially fund the development of future Thermal Gasifier ™ projects. We expect that our current cash on hand and revenues will be sufficient to sustain our current operations for three months. The company will need to secure several million dollars of investment capital within the next three to four months in order to continue development of the next generation Thermal Gasifier™ and fund ongoing operations.

The independent auditors report on our December 31, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operation, liquidity, capital expenditures, or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

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

We have a working capital deficit and our business model depends on obtaining several million dollars in funding.

Nathaniel currently has a working capital deficit. We expect that our current cash on hand and revenues we expect to generate at current levels will be sufficient to sustain our operations for three months. We will require several million dollars in capital investments to further develop our Thermal Gasifier™ business. Capital investments could be in the form of debt, equity, government grants or guaranteed loans to fund our business in general or a particular project. We currently have an agreement with Bailey-Jamar, LLC, an affiliate of our Chief Executive Officer Brad Bailey, to provide the Company $7,500,000 in equity capital through a joint venture with an equity partner. We are also seeking other capital financing project financing opportunities. There can be no assurance that we will obtain the funding under the Bailey-Jamar contract, or any additional or alternative funding needed to develop this business segment. We cannot assure that any funds raised for a particular project will be sufficient to complete the project.

Our ability to commercialize our Thermal Gasifier™ technology is dependent on fabricating and successfully testing a Thermal Gasifier™ unit.

Although we have tested our Thermal Gasifier™ technology in a limited manner, we will have to successfully test a Thermal Gasifier™ unit at full operational capacity to enable us to commercialize and market our Thermal Gasifier™ technology, develop projects and obtain funding for projects. During 2006, we undertook to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency utilizing the experience gained in development and operation of the Cologna-Veneta energy-from-waste project. We will require significant funding in order to complete the engineering specifications, fabricate a demonstration Thermal Gasifier™ unit, and successfully test it at full operational capacity.

Revenue and gross margin growth in our tire fuel processing operation is dependent on successful equipment maintenance, repair and upgrades.

Future revenue and gross margin increases in our tire fuel processing operation are dependent on continuous equipment maintenance, repairs and upgrades. Our business plan contemplates continuing to improve our tire processing operations based on new equipment additions as waste tire volumes increase, repairing and maintaining existing equipment and increasing our workforce. New equipment purchases, repair of existing equipment and increasing our workforce will require additional funding and is dependent upon us obtaining additional waste tire supply contracts and contracts for sale and delivery of our tire-derived-fuel. There is no assurance that we will be successful in obtaining needed funding and signing such contracts.

We depend on a small number of large customers.

Our top customer accounted for 32% of 2006 revenue. Although we believe we could replace this customer if lost, if we do not maintain positive relationships with this customer, this customer changes their business strategy, or their financial position deteriorates, our revenue and operating results could be materially and negatively impacted.

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

We have accumulated a potential cleanup liability associated with tire-derived-fuel processing operations.

Should operating conditions relating to our tire-derived-fuel processing operations substantially deteriorate, we could be required by the Texas Commission on Environmental Quality (TCEQ) to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the Hutchins, TX facility. The projected cost of full cleanup of the Hutchins facility ranges from $150,000 to $1,500,000.

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

Because our market changes constantly, some of the most important challenges facing us are the need to:

  develop equipment that meets changing customer needs;
  identify and effectively market alternative solutions to a diverse set of customers;
  enhance and protect the applications of our patented technology;
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

We became a reporting company under the Securities and Exchange Act of 1934 in early 2003. We are committed to full regulatory compliance and high standards of corporate governance and we expect legal, accounting and professional fees to account for a substantial percentage of our operating expenses during 2007. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

One stockholder beneficially owns over 60% of outstanding shares and control a vote of stockholders.

One stockholder, Richard Strain, beneficially owns over 60% of outstanding shares. That shareholder has the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

Item 7. Financial Statements

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and principal financial officer, of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and principal financial officer concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The company's disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its Chief Executive Officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers Promoters, Control Persons and Corporate Governance; compliance with Section 16(a) of the Exchange Act.

The names, ages and terms of office of our directors and executive officers are set forth in the following table:

Name	Age	Positions with Nathaniel Energy
Brad E. Bailey	45	Chief Executive Officer
Russell "Gene" Bailey	67	Vice President and Secretary
Karen Smythe*	45	Director
Michael Burdis*	54	Director

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

Management Biographies

Brad E. Bailey has served as our Chief Executive Officer since October 2006. After graduation from the University of Colorado in 1984, Mr. Bailey served as an officer in the United States Marine Corps leading as many as 240 Marines in mechanized and light armored reconnaissance operations until 1989. Following his military service, Mr. Bailey began a management consulting career in support of various organizations within the Department of Energy and Department of Defense. From 1991 through 2002, Mr. Bailey worked for Argonne National Laboratory, URS and Booz Allen Hamilton as a management consultant to Air Force Space Command and Pacific Air Forces Command on pollution prevention and environmental compliance and restoration issues at bases in Alaska, California, Colorado, Hawaii, Massachusetts, Montana, New Hampshire, North Dakota, Texas, Wyoming and in Sondrestrom and Thule, Greenland. From May 2002 through January 2003, Mr. Bailey served as a facility manager for Nathaniel Energy, and was responsible for the management of the company’s tire processing facility in Hutchins, Texas. Since January 2003, Mr. Bailey has been, and continues to be a member and the Executive Vice President of Bailey-Jamar, LLC, a business development company working with emerging renewable energy and environmental technology businesses and individual investors to develop innovative renewable energy and environmental projects. Mr. Bailey earned a B.A. degree in pre-law political science and environmental studies in 1984 from the University of Colorado. Between 1985 and 1987, while serving in the Marines, Mr. Bailey attained the rank of captain and completed a year-and-a-half of graduate studies in safety and systems management at the University of Southern California.

Russell "Gene" Bailey has served as our Vice President since 1998 and served as a director from 2000 through March 2006. Mr. Bailey brings 36 years of finance, technical and consulting experience to us. From February 2000 to April 2003 Mr. Bailey served as our Chief Financial Officer. From 1976 to 2000, Mr. Bailey served as a merger and acquisition consultant with Bailey and Associates on an as needed basis. In addition to his merger and acquisition role, from 1994 to 2000 Mr. Bailey has been an adjunct professor at Pikes Peak Community College teaching geology and physical geography. Mr. Bailey earned a B.S. degree in geology in 1962 from the University of New Mexico. He completed the course work for a Ph.D. degree in geology in 1965 at the University of New Mexico and completed a year of graduate studies at the University of Arizona in finance and mining economics in 1974.

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

Michael Burdis has served as a director since March, 2006. Mr. Burdis is President of James L. Taylor Manufacturing Company, a specialty equipment manufacturer, a position he has held since 1993. He has held various positions with this company including; Sales Manager, Factory Manager, Shop Forman, Regional Sales Manager and Salesman going back to 1978, Mr. Burdis Holds a BS in Civil Engineering from Cornell University and an MBA from Duke University.

Family Relationships

Brad E. Bailey is the son of Russell “Gene” Bailey. Karen is the daughter of Richard Strain, our largest beneficial stockholder. There are no other family relationships among any of our executive officers and directors.

Committees

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have two members of the Board of Directors, one of whom is independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members’ elected or will establish an audit committee. The Company does not have a nominating committee.

Section 16(a) Beneficial Ownership Reporting Requirements

Directors, officers, and beneficial owners of more than ten percent of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the Company during the 2006 fiscal year and written representations received by the Company that no Form 5 is required for the 2006 fiscal year, no reporting person failed to file, on a timely basis, reports required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Nathaniel’s Code of Business Conduct and Ethics for Officers (Vice President and Senior) is posted on the company’s website at: www.nathanielenergy.com

Nathaniel will provide to any person without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior) upon written request to: Nathaniel Energy Corporation, 8001 South InterPort Boulevard, Suite 260, Englewood, Colorado, Attention: Code of Conduct and Ethics Request.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the past three years to our chief executive officer. No other executive officer’s remuneration exceeded $100,000 per year.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Brad E. Bailey Chief Executive Officer[1]	2006[1]	$ 22,500	-	-	$ 22,500
George A. Cretecos Chief Executive Officer[2]	2006[2] 2005 2004	$154,999 $128,605 $ 61,606	- - -	$2,993.14[3]	$157,999 $128,605 $ 66,606
Timothy Peach Acting Chief Executive Officer[4] Chief Financial Officer, Treasurer[5]	2006[4] 2005 2004[5]	$152,557 $117,123 $ 17,972	- - -	- - -	$152,557 $117,123 $ 17,972

No executive officer named in the table above has any unexercised or unearned options, unvested stock amounts or equity incentive plan awards.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Nathaniel has an at-will employment agreement with our Chief Executive Officer, Brad E. Bailey. The agreement provides for, among other things, a base salary of $130,000.00 per annum with standard employee benefits, and includes covenants covering non-solicitation of employees and other persons who have relationships with the company, disclosure of discoveries to the company, and confidential treatment of certain information and trade secrets.

Nathaniel did not pay any compensation to its directors in 2006, except for George Cretecos who received compensation solely in his capacity of Chief Executive Officer of the company, which is reflected in the summary compensation table above.

Nathaniel does not have any compensation arrangements with its directors. In the future Nathaniel may institute director compensation arrangements, however, none are currently contemplated.

_____________________________
1 Mr. Bailey was appointed Chief Executive Officer October 16, 2006.
2 Mr. Cretecos resigned as Chief Executive Officer and as an employee of the company September 25, 2006.
3 Represents automobile lease payments.
4 Mr. Peach was appointed Acting Chief Executive Officer on September 25, 2006. He subsequently resigned as an officer and employee of the company November 29, 2006.
5 Mr. Peach joined the company in October 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to Nathaniel Energy’s knowledge, based solely upon records available to it, certain information as of March 20, 2007 regarding the beneficial ownership of the Company's shares of common stock by:

    •  each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,

    •  by each current director,

    •  by each named executive officer, and

    •  by all current executive officers and directors of the group:

Name and Address of Beneficial Owner	Amount and Value of Beneficial Ownership		Percentage of Class
Richard Strain 417 Manchester Road Poughkeepsie, New York 12603	55,618,333	(1)	61.30%
Brad E. Bailey(2)	10,875		*
Karen Smythe 417 Manchester Road Poughkeepsie, New York 12603	500,000		*
Michael Burdis 159 Malone Road Salt Point, New York 12578	None
All directors and executive officers as a group (4 persons)(3) (4)	882,957		*
_______________________
*            Less than 1%
(1)	Information based upon the records of Nathaniel Energy’s transfer agent and information provided to company by Mr. Strain.
(2)	The address of this person is 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112.
(3)	Includes 166,200 shares of common stock held by R. E. “Gene” Bailey, and 205,882 shares of common stock held by Gene Bailey’s wife.
(4)
Addresses for Ms. Smythe and Mr. Burdis are as set forth under their respective names. Address for the other unnamed executive officers is 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112.

Securities Authorized for Issuance Under Equity Compensation Plans

Nathaniel has adopted its 2005 Equity Participation Plan, which was approved by its stockholders. There are 20,000,000 shares of common stock available for issuance under this plan. No shares of common stock, or securities, options or rights exercisable in the common stock have been granted or issued under this plan. See Part I Item 5 for further disclosure about this plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons.

On July 7, 2005, Mr. Strain guaranteed up to $500,000 of third party debt incurred by us for purposes of improving our operations at our Hutchins, Texas tire processing facility. Mr. Strain secured this guarantee by posting a $500,000 letter of credit in favor of our institutional lender. On September 13, 2005, Mr. Strain guaranteed up to an additional $500,000 of third party debt incurred by us for purposes of settling a dispute between Nathaniel and Merrick & Company who had provided installation and start up services for us on our Thermal Gasifier™ Project in Cologna Veneta, Italy. To secure this guarantee, Mr. Strain increased the supporting letter of credit posted by him to $1,000,000. In June 2006, Mr. Strain requested the third party debt be settled in order that he might withdraw his letter of credit. On June 9, 2006 we retired the outstanding principal in the amount of $790,000 plus interest and bank charges of $10,109 and Mr. Strain subsequently withdrew the letter of credit.

On March 7, 2006, Nathaniel paid Richard Strain, the beneficial holder of 61.30% of the company’s outstanding common stock, $14,482,171 in satisfaction of indebtedness owed by the company to Mr. Strain, inclusive of $13,128,361 in principal remaining after conversion of 10,000,000 of indebtedness into 50,000,000 shares of common stock in 2003 and 2005 pursuant to an October 3, 2003 Conversion Agreement, and $1,353,801 of accrued interest on the debt.

The indebtedness from the Company to Mr. Strain arose from
  loans by Mr. Strain to the Company which were consolidated and restated in the following three promissory notes
  $2,000,000 promissory note dated October 1, 2003 bearing interest at 3.33% annually,
  2,000,000 promissory note dated March 17, 2004 bearing interest at 3.49% annually, and
  4,892,151 promissory note dated October 3, 2003 bearing interest of 8% annually.
  a note from the company to Mr. Strain in payment for 49% of the common stock of Nathaniel’s then 51%-owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”), in the principal amount of $3.354,210 bearing interest at 7% annually. Nathaniel paid Richard Strain an additional $882,000 in payment for the NEOHC shares pursuant to the terms of the stock purchase agreement between the Company and Mr. Strain for the purchase of the NEOHC shares to reflect 49% of the upward adjustment of the purchase price for the helium and gas processing facilities and assets which were sold by NEOHC to Midstream Services, LLC on March 7, 2006.
On December 5, 2006, Nathaniel Energy Corporation entered into an agreement with Bailey-Jamar, LLC, under which Bailey-Jamar agreed to provide the company with $7,500,000 in capital through an equity investment by a joint venture consisting of Bailey-Jamar and a co-venturer to be identified by Bailey-Jamar in the future.

Brad E. Bailey, the company’s Chief Executive Officer, is a principal member of Bailey-Jamar.

Under the terms of the agreement, the joint-venture will purchase 56,618,333 shares of common stock of the company for approximately 13.25 cents per share if the transaction closes. If this transaction is consummated, the closing price for the company’s common stock on the over-the-counter bulletin board on December 5, 2006 was six cents per share. The number of shares to be purchased will represent approximately 38.4% of the outstanding common stock of the company, based on the number of shares currently outstanding.

The company’s obligation to close the transaction is conditioned upon, among other things, the members of the joint venture and their respective principals and affiliates meeting certain standards of acceptability set forth in the agreement generally relating to the absence of:

•	Convictions of any felonies and misdemeanors in connection with the purchase and sale of securities;

•	Injunctions or judgments restraining of enjoining conduct in connection with the purchase and sale of any securities;

•	Suits or investigations or inquiries including a claim under the federal or state securities laws or breach of fiduciary duty; and

•
Conduct which causes the company to believe that an association with the joint venture will be materially injurious to the company or its stockholders, or will bring the company or its stockholders into disrepute.

At the closing of the purchase of the stock, the entire purchase price will be placed in escrow, and released to the company for the following purposes as certain milestones are met:

•	Project demonstration and Thermal Gasifier™ demonstration unit $ 3,500,000

•	Project seed funds $ 1,600,000

•	Working capital and corporate operations $2,400,000

The company has the right to reallocate the use of the purchase price funds with the joint venture’s consent which will not unreasonably be withheld.

The shares purchased by the joint venture will be issued to the joint venture when, and to the extent that, the purchase price funds are delivered out of escrow to the company from time-to-time.

Under the agreement, the joint venture will have “piggy back” registration rights for the shares that it purchases.

Commencing at the time that, and so long as, the joint venture owns 20% or more of the company’s voting stock, the joint venture will have a right of first refusal to negotiate in good faith with the company to purchase any securities that the company desires to offer and sell for cash, pursuant to any offer initiated by the company or solicited by a third party, upon the material terms of the proposed offer.

Under the terms of the Agreement, either party may terminate the agreement upon notice.

The company cannot assure that Bailey-Jamar will be able to form a joint venture with a co-venturer that meets the acceptability requirements under the agreement, or that the joint venture will be able to provide the capital required by this agreement. Additionally, if a joint venture is formed and provides the capital to the company under the agreement, we cannot assure that the company will achieve the milestones to release the capital funds to Nathaniel Energy, that the amount of funds will be enough to accomplish the purposes to which the capital is allocated, or that those purposes will be achieved in any event.

Director independence

Nathaniel’s common stock is quoted on the Over-the-Counter Bulletin Board. Nathaniel uses the independent director definition in Rule 4200 of the Nasdaq Stock Market, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934 to determine whether the directors of the Company are independent or not.

Applying the Nasdaq standards, the board of directors has determined that Mr. Burdis is independent and that Ms. Smythe is not. The following persons who served as directors of the Company during 2006 were not independent: George Cretecos, Russell “Gene” Bailey and William Mulrow. The Company does not have an audit committee, compensation committee or nominating committee.

Item 13. Exhibits

2.1	Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2	Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation*
3(i).1	Certificate of Incorporation**
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(i).4	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005**
3(ii).1	Amended and Restated By-Laws***
10.1	Tire Derived Fuel Co-Processing Agreement, dated September 30, 2005 by and between Nathaniel Energy Corporation and Energis, LLC. ****
10.2	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain**
10.3	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services**
10.4	Nathaniel Energy Corporation 2005 Equity Participation Plan**
10.5	Employment Agreement dated October 16, 2006 between Nathaniel Energy Corporation and Brad E. Bailey+
10.6	Agreement dated December 5, 2006 between Nathaniel Energy Corporation and Bailey-Jamar, LLC.
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)***
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior)(effective March 8, 2004)***
21.	Subsidiaries
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

****Denotes document filed as an exhibit to our Annual report on Form 10-KSB for the year ended December 31, 2005.

+Denotes documents filed as an exhibit to our Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal years ended December 31, 2006 and 2005 by Comiskey & Company, P.C., our principal accountants in 2006 and 2005, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $32,635 and $34,303 respectively.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2006 and 2005 for any assurance and related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2006 and 2005.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2006 and 2005 respectively.

NATHANIEL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE
FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

Comiskey & Company
Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nathaniel Energy Corporation

We have audited the accompanying consolidated balance sheets of Nathaniel Energy Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nathaniel Energy Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, at December 31, 2006 the Company had a working capital deficit of $776,514, and an accumulated deficit of $60,276,138, and used cash of $1,226,589 in operating activities for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.

Denver, Colorado
March 17, 2007

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants and Consultants
789 Sherman Street Suite 385 Denver Co 80203
(303) 830-2255 - Fax (303) 830-0876 - info@comiskey.com - www.comiskey.com

2

Nathaniel Energy Corporation
Consolidated Balance Sheet

	December 31, 2006	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$257,868	$260,032
Accounts receivable (note 4)	121,276	85,418
Deferred tax asset	-	759,000
Assets held for sale	-	2,036,783
Prepaid expenses	40,277	88,698

Total current assets	419,421	3,229,931

Deposits	72,895	88,322
Assets held for sale	-	9,768,510
Property and equipment, net of accumulated depreciation of $562,194 (note 5)	1,069,443	1,256,708
Intangibles, net of accumulated amortization of $313,344 (note 6)	193,423	322,482

Total assets	$1,755,182	$14,665,953

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	981,169	628,784
Accrued compensation and payroll liabilities	39,917	75,757
Accrued interest	12,035	14,760
Other accrued expenses	-	5,399
Notes payable and capital leases - current portion (note 7)	162,814	1,014,235
Notes payable - stockholder	-	3,354,210
Liabilities held for sale	-	7,307,128

Total current liabilities	1,195,935	12,400,273

Long-term portion of notes payable (note 5)	41,923	277,589
Liabilities held for sale	-	4,892,151

Total liabilities	1,237,858	17,570,013

Commitments and contingencies (note 12)	-	-

(Deficiency in) stockholder's equity
Common stock, $0.001 par value; 200,000,000 shares authorized;
90,731,596 shares issued outstanding at December 31, 2006 (note 10)	90,731	90,698
Additional paid-in capital	60,702,446	61,584,446
Common stock to be issued	285	318
Accumulated deficit	(60,276,138)	(64,579,522)
Total (deficiency in) stockholder's equity	517,324	(2,904,060)

Total liabilities and (deficiency in) stockholders' equity	$1,755,182	$14,665,953

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Operations

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Revenues	$1,149,484	$689,428

Cost of revenue	1,270,494	839,398

Gross profit (loss)	(121,010)	(149,970)

Operating expenses:
Selling, general and administrative expenses	1,722,298	1,602,352
Research and development	55,861	117,125

Total operating expenses	1,778,159	1,719,477

Loss from operations	(1,899,169)	(1,869,447)

Other income (expense:)
Interest income (expense)	(137,389)	(326,632)
Gain (loss) on disposal of equipment	4,175	1,095
Gain on settlement of liabilities	34,666
Other income (expense)	-	141,889

Loss from continuing operations before income tax benefit	(1,997,717)	(2,053,095)

Income tax benefit (expense)	(12,000)	759,000

Loss from continuing operations	(2,009,717)	(1,294,095)

Income form discontinued operations	193,428	1,055,611
Gain on sale of assets, discontinued operations, net of tax	6,119,673	-

Net income (loss)	$4,303,384	$(238,484)

Loss per share from continuing operations, basic and diluted	$(0.02)	$(0.02)

Income per share from discontinued operations, basic and diluted	$0.00	$0.01

Income per share from gain on sale of assets, basic and diluted	$0.07	$(0.01)

Net income (loss) per share, basic and diluted	$0.05	$(0.01)

Weighted average common shares outstanding	90,731,596	74,035,249

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional				Stockholders'
			Paid-in	Shares to be issued		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2004	70,198,263	70,198	64,851,656	20,318,000	20,318	(64,391,418)	550,754

Shares issued for services	500,000	500	87,000	-	-	-	87,500

Issuance of shares to satisfy debt conversion	20,000,000	20,000	-	(20,000,000)	(20,000)	-	-

Acquisition of minority interest	-	-	(3,354,210)	-	-	50,380	(3,303,830)

Net loss for the year ended December 31, 2005	-	-	-	-	-	(238,484)	(238,484)

Balance at December 31, 2005	90,698,263	90,698	61,584,446	318,000	318	(64,579,522)	(2,904,060)

Issuance of shares to satisfy debt conversion	33,333	33	-	(33,333)	(33)	-	-

Acquisition of minority interest	-	-	(882,000)	-	-	-	(882,000)

Net income for the year ended December 31, 2006	-	-	-	-	-	4,303,384	4,303,384

Balance December 31, 2006	90,731,596	90,731	60,702,446	284,667	$285	$(60,276,138)	$517,324

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Cash flows from operating activities:
Net Income (loss)	$4,303,384	$(238,484)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	397,746	271,953
Income tax benefit	-	(759,000)
Reserve for doubtful accounts	-	20,000
Gain on sale of assets	(6,119,673)
(Gain) Loss on disposition of equipment	(1,546)	23,503
Income tax expense	12,000
Non-cash settlement of debt	-	(151,087)
Changes in assets and liabilities:
(Increase) decrease in assets:
Inventory	-	536,423
Accounts receivable, net	(29,858)	(88,545)
Prepaid expenses	171,661	(18,405)
Restricted cash	-	237,000
Other assets	15,427	(2,845)
Increase (decrease) in liabilities:
Accounts payable	614,380	(96,509)
Net effect on cash from discontinued operations	(590,110)	573,064
Net cash used in operating activities	(1,226,589)	307,068

Cash flows from investing activities:
Acquisition of minority interest	(882,000)	-
Cash flows from discontinued operations	15,645,759	(213,254)
Equipment and intangible asset purchases	(44,839)	(1,035,505)
Net cash provided by investing activities	14,718,920	(1,248,759)

Cash flows from financing activities:
Payments on debt	(4,602,344)	(952,589)
Cash flows from discontinued operations	(8,892,151)	1,080,000
Proceeds from issuance of notes and loans	-	1,040,415
Net cash used in financing activities	(13,494,495)	1,167,826

Increase (decrease) in cash and cash equivalents	(2,164)	226,135

Cash and cash equivalents at beginning of period	260,032	33,897
Cash and cash equivalents at end of period	$257,868	$260,032

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,486,395	$59,169

Taxes	$-	$-

Issuances of stock to settle accrued expenses	$-	$87,500

Equipment purchased with debt	$-	$32,223

Note issued to acquire minority interest	$-	$3,354,210

Book value of vehicle transferred to employee as compensation	$2,629	$-

Gain on vehicle returned for cancellation of note payable	$5,224	$-

Insurance financed with notes payable	$123,240	$-

The accompanying notes are an integral part of the financial statements

Nathaniel Energy Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2006 and 2005

1.   Significant Accounting Policies and Nature of Operations

Description of Business

Nathaniel Energy Corporation is in the business of developing, commercializing and operating renewable energy and energy-from-waste (EfW) technologies, projects and business models . The Company’s mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. Nathaniel Energy plans to develop projects with government, community, industry and financial partners to recover the available hydro-carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using Nathaniel Energy’s Thermal Gasifier™ diverts large volumes of material from landfills and other disposal while providing clean alternative energy comparable to that of fossil fuels.

During September 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we agreed to sell the assets which comprise our helium and gas processing facilities and operations to Midstream. On March 7, 2006, we closed the Purchase and Sale Agreement and sold those assets. The results of operations of our helium and gas processing facilities and operations through the date of the closing are shown as income from discontinued operations in our statement of operations. See Note 3. — “Disposition of a Business Segment”. The gain on the sale of our helium and gas processing facilities and operations is shown as gain on sale of assets, discontinued operations in our statement of operations.

Business Segments

The Company operates two separate segments which are presently conducted in three separate facilities:

•       tire derived fuel processing operation in Hutchins, Texas, and

•       renewable energy and energy-from-waste (EFW) utilizing the Company’s Thermal Gasifier™ technology operations in Englewood, Colorado alternative energy engineering and corporate offices in Englewood, Colorado

Principles of Consolidation

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

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at December 31, 2006 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce the volume of steam specified in the contract and payments received. Our customer continues to have difficulty with a third party subcontractor’s fuel preparation system that prepares the fuel for the Thermal Gasifiers™ so that it meets the specifications agreed to in our contract to meet our output performance guarantee. In addition, our customer is in the process of retrofitting downstream thermal equipment provided to them by the same third party subcontractor. The retrofit is required to bring the downstream thermal equipment into specification to accept the synthesis gas that our units produce. Because both the fuel supply and downstream thermal equipment capability concerns are of significant importance to our customer, we have agreed to evaluate and recommend modifications that would improve the output and reliability of those systems and the overall EfW facility while we continue to pursue payment of amounts due us on our contract.  Because management determined that the timing of receipt and amount of any payment we could expect to receive is uncertain, we reduced the carrying value of the construction in progress inventory to zero during fiscal 2005.  We are reimbursed for our out of pocket expenses, including shipping expenses incurred during the start up phase and we record those expenses and the reimbursement of those expenses in cost of revenue and revenue, respectively. The Thermal Gasifier™ inventory value at December 31, 2006 is zero.

We continue to provide technical support while we undertake the evaluation process of assessing the EfW facility in Cologna Veneta, Italy for modifications to improve the output and reliability of the plant. In conjunction with the enhancements to the EfW facility we continue to work toward the completion of the start-up and testing of the two Thermal Gasifiers™. Both units have been operated in start up phase

Research and Development

Research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the years ended December 31, 2006 and 2005, we incurred $55,861  and $117,125  for outside resources for research and development expense.

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

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of December 31, 2006.

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

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $313,344 and $184,285 at December 31, 2006 and 2005, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from three to ten years. Intangible assets consist of patents, capitalized web site costs, contracts acquired, and engineering drawings, designs and manuals for our Thermal Gasifier™ technology.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. The Company has no recorded goodwill at December 31, 2006 and 2005.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2006 and 2005 to be capitalized and deferred to future periods.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The Company had no stock-based compensation activity during the twelve months ended December 31, 2006 and 2005, and had no unvested stock options outstanding at December 31, 2006 and 2005.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company’s long-term note and interest receivable from officers and related parties does not significantly differ from cost at December 31, 2006 and 2005.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN No. 48 and has estimated the impact on the financial statements. (see Note 9)

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2006, the company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of SFAS 123R.

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of SFAS 123R in 2006 will not have a material impact on our results of operations and net loss per share.

2.   Liquidity, Going Concern, and Management’s Plan

The Company had a loss from continuing operations of $2,009,717 for the twelve months ended December 31, 2006. At December 31, 2006, the Company had a working capital deficit of $776,514, and an accumulated deficit of $60,276,138. During the twelve months ended December 31, 2006, the Company used cash of $1,226,589 in operating activities.

The sale of the Company’s helium and gas processing facilities in March, 2006 generated cash of $16,999,569, which the Company used primarily to make principal payments on notes payable in the amount of $13,494,495 and accrued interest in the amount of $1,353,810 (see note 3). Management believes that additional financing will be necessary in order for the Company to execute its business plan. There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to achieve successful operations.

Management plans to focus the company’s resources in three key areas: Thermal Gasifier™ engineering design, development of core business opportunities and attracting strategic investment. While management considers the Thermal Gasifier™ and energy-from-waste segment to be our core business, we also intend to continue modernization and improvement of the TDF processing operation at our Hutchins, TX facility to increase production and reduce operating costs. It is management’s belief that by improving all facets of company operations, we will be better situated to attract investors looking to enter the energy-from-waste and renewable energy marketplace.

The Company believes its cash on hand and the revenues it expects to generate at current levels will be sufficient to fund the Company’s planned operating needs for the next three months. We are seeking funding for the purposes described above. We have an agreement with Bailey-Jamar, LLC pursuant to which Bailey-Jamar may invest $7,500,000 through a joint venture (see Note 8). This agreement, which gave Bailey-Jamar exclusivity until February 28, 2007, is non-exclusive and may be terminated by the Company or Bailey-Jamar at any time upon notice. No investment has been proposed under this Agreement. The Company is also exploring other financing opportunities but has no agreements or commitments for funding. Future funding may be through an equity investment, debt or convertible debt.

The Company can give no assurance that it will be able to obtain funds from financing opportunities, or that if available, the Company will be able to obtain funds on favorable terms and conditions. If the Company cannot secure additional funds it may be required to scale back operations or change its plans.

3.   Disposition of a Business Segment

On March 7, 2006 Nathaniel Energy Corporation, its wholly-owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”) and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which NEOHC sold the assets which comprised Nathaniel’s helium and gas processing facilities and operations to Midstream. Pursuant to the Purchase and Sale Agreement, the purchase price was subject to the following adjustments:

•	upward for any capital expenditures made by Nathaniel relating to the helium and gas operations from August 1, 2005.
•	upward for expenses incurred by Nathaniel from August 1, 2005 to operate the helium and gas assets.
•	upward for all amounts owed to Nathaniel or its affiliates as of the closing under the contracts which are included in the assets to be sold.
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

We have recorded the $83,893 adjustment in our Consolidated Statements of Operations for the year ended December 31, 2006 as gain on sale of assets, net of tax.

On April 10, 2006, in accordance with the terms of the Purchase and Sale Agreement, we received a letter from Midstream detailing certain title defects in the gas gathering pipeline system which would have had a potential negative post-closing adjustment to the purchase price of $271,300. Pursuant to the Purchase and Sale Agreement, we corrected those defects at a cost to us of $7,829.  We recorded additional gain on sale of assets of $42,171 in the second quarter of 2006, representing the excess of our original estimated cost to cure these defects, over the actual cost incurred. On October 1, 2006 we received a letter from Midstream claiming that certain title defects remained. We do not believe that these claims amount to defects under the Purchase and Sale Agreement which require correction under the terms of that agreement. Accordingly, we have not recorded any contingency for this on our balance sheet or statement of operations for the twelve months ended December 31, 2006.

The gain on sale of the helium and gas processing facilities and operations is as follows as of December 31, 2006:

Final sales price		$16,999,369
Book value of assets sold	$10,420,436
Less: Liabilities assumed by Midstream	(530,618)
Expense of sale	230,878
		10,120,896
Pretax gain on sale of assets		6,878,673
Income tax expense		759,000
Gain on sale of assets, net of tax		$6,119,673

4. Accounts Receivable

The Company has trade accounts receivable in the amount of $257,868 and $260,032, at December 31, 2006 and 2005, respectively. All doubtful accounts have been written-off at December 31, 2006 and 2005, and the Company has a reserve of $0 as of December 31, 2006 and 2005.

5.   Property, Plant and Equipment

Following is a summary of property, plant and equipment at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Machinery and equipment	$1,158,155	$1,121,764
Buildings	43,575	43,575
Vehicles	66,225	67,559
Land	51,085	51,085
Furniture, fixtures and equipment	184,317	149,157
Improvements	128,280	128,280
	1,631,637	1,561,420
Less accumulated depreciation	(562,194)	(304,712)
Net book value	$1,069,443	$1,256,708

Depreciation expense recorded in the financial statements for continuing operations was $306,720 and $167,783 for the years ended December 31, 2006 and 2005, respectively.

6. Intellectual Property

Nathaniel Energy owns three U.S. patents, two pending U.S. patent applications and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively.

	2006	2005
Patents (at cost)	$207,428	$206,205
Blueprints and engineering design	299,339	299,339
Less Accumulated Amortization	(313,344)	(80,116)
Intangible assets, net	$193,423	$425,428

Amortization expense for the twelve months ended December 31, 2006 and 2005 was $129,029 and $104,170, respectively.

7. Notes Payable

At December 31, 2006 and 2005, the Company had the following promissory notes outstanding:

	2006	2005
15% promissory notes payable to individuals, due on demand	$17,000	$17,000

Non-interest bearing unsecured promissory note due upon receipt of payments from the
Cologna Veneta, Italy thermal Gasifier ™ project owner at 20% of amount received	70,000	70,000

4.5% installment note, secured by equipment, monthly payments of $2,531 principal
and interest through June 2007	15,126	44,108

20.15% installment obligation, secured by equipment, monthly payments of $1,390
principal and interest through April 2006	-	4,565

3.85% promissory note, secured by land, monthly payments of $1,742, principal and interest through April 2009 with a final payment of $174,605 due April 2009, paid in
full during the twelve months ended December 31, 2006	-	215,070

7.25% line of credit facility secured by a letter of credit provided by a stockholder	-	790,000

8.45% installment note, secured by equipment, monthly payments of $454 principal
and interest through November 2007	-	9,553

10.59% installment note, secured by equipment, monthly payments of $3,231 principal
and interest through February 2007	6,118	60,095

9.00% installment note, secured by vehicle, monthly payments of $641 principal and
interest through August 2008	12,946	18,632

6.14% unsecured installment note, final principal and interest payment due January 2006	-	29,037

2.90% installment note, secured by equipment, monthly payments of $936 of principal
and interest through August 2008	-	28,836

8.45% installment note, secured by vehicle, monthly payments of $308 principal and
interest through May 2007	1,508	4,928

9.89% capital lease, secured by software, monthly payments of $1,595 principal and
interest through September 2008	9,298	-

15% installment notes for insurance premium financing	4,196	-

3.35% installment note, secured by equipment, monthly payments of $905 principal
and interest through September 2009	28,545	-

Total debt:	$204,737	$1,291,824

Current portion:	(162,814)	(1,014,235)

Long-term portion:	$41,923	$277,589

Maturities of debt are as follows:

December 31,
2007	$162,814
2008	34,651
2009	7,272
2010	-
thereafter	-
$204,737

Debt repayments:

On March 7, 2006, we repaid total principal of $12,246,361 related to all previous obligations due Richard Strain out of the proceeds we received from the sale of our helium and gas processing assets to Midstream.  As of December 31, 2006 and December 31, 2005, our total indebtedness to Richard Strain was $0 and $12,246,361, respectively.

On June 9, 2006, we paid off the borrowings outstanding on our line of credit of $790,000. The line of credit was secured by a letter of credit provided by our majority stockholder, Richard Strain. Also during the twelve months ended December 31, 2006, the Company made principal payments on twelve other notes payable in the aggregate amount of $458,134. The Company also reached an agreement with a lender to accept return of equipment purchased under a note in return for cancellation of the note in the amount of $22,432.

During the year ended December 31, 2006, the Company also entered into four new note agreements in the aggregate amount of $183,478, including $123,240 to finance insurance premiums over a period of twelve months.

8. Related Party Transactions

Promissory Notes - Richard Strain

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

Financing Agreement - Baily-Jamar, LLC

On December 5, 2006, we entered into an agreement with Bailey-Jamar, LLC, under which Bailey-Jamar agreed to provide the company with $7,500,000 in capital through an equity investment by a joint venture consisting of Bailey-Jamar and a co-venturer to be identified by Bailey-Jamar in the future. Brad E. Bailey, the company’s Chief Executive Officer, is a principal member of Bailey-Jamar. At December 31, 2006, we had not utilized this financing arrangement.

9.   Income Taxes

Deferred income taxes result from the temporary differences arising from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a Federal net operating loss carryforward available to offset future taxable income of $13,400,000, which expires between 2018 and 2025. Approximately $10,500,000 of these losses are limited under the change in control provisions of Internal Revenue Code Section 382. Losses so limited will be available to offset future taxable income of up to $938,000 annually until their expiration. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2006, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ zero at December 31, 2006. The net change in the valuation allowance from December 31, 2005 was a decrease of $ 1,015,000. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

At December 31, 2005 we included in our consolidated statements of operations the results of operations of our wholly owned subsidiary, NEOHC. For periods prior to September 30, 2005, we could not file a consolidated income tax return for federal income tax purposes and therefore we could not use our tax loss against NEOHC’s taxable income for federal income tax purposes. Since the companies filed separate federal income tax returns, the financial statements reflect federal income tax expense and accrued income tax liabilities computed at statutory rates on a separate company basis.

On September 29, 2005, we acquired a 49% interest in NEOHC from Richard Strain. See Note 8-”Related Party Transactions”. As a result of that acquisition, we own 100% of NEOHC as of September 30, 2005 and from that date, we are able to include taxable income or loss of NEOHC with our taxable income or loss for federal income tax purposes. For the period subsequent to and including September 30, 2005, we have computed our federal income tax expense combining our taxable income or loss with taxable income or loss of NEOHC, subject to limitations provided by the federal income tax regulations on the use of our losses during the period. For the period prior to September 30, 2005, we have computed NEOHC’s federal income tax expense on a separate company basis resulting in a combined federal and state income tax liability and related tax expense of $259,304 for the year ended December 31, 2005, included in assets held for sale on our consolidated balance sheet and income from discontinued operations on our consolidated statement of operations for the year ended December 31, 2005.

As a result of the sale of our helium and gas processing assets on March 7, 2006, we have utilized approximately $5,975,000 of our December 31, 2005 and prior net operating loss carry forwards to offset the gain on the sale of those assets. As of December 31, 2005, we had recorded a deferred tax asset and total provision benefit of $759,000. In 2006, this amount has reduced gain on disposed operations to its net tax of tax amount.

The income tax provision (benefit) for the years ended December 31, 2006 and 2005 consists of the following:

	December 31, 2006	December 31, 2005
Continuing Operations
Current:
Federal	$--	$--
State	12,000	--
	12,000	--

Deferred:
Federal	--	(641,900)
State	--	(117,100)
	--	(759,000)
Discontinued Operations
Federal	641,900	--
State	117,100	--
	759,000	--
Total	$771,000	$(759,000)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2006	December 31, 2005
Computed “expected” income tax expense at approximately 37%	$1,978,000	$--

Use of in NOL carryforwards	(1,978,000)	--

Discretionary change in valuation allowances of deferred income taxes	--	(759,000)
Various other	12,000	--
Discontinued Operations	759,000	--
	$771,000	$(759,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Federal net operating loss	$4,971,000	$6,745,000
Allowance and accruals not recognized for income tax purposes	--	--
Total gross deferred tax assets	4,971,000	6,745,000
Less : Valuation allowance	(4,971,000)	(5,986,000)
Net deferred tax assets	$--	$759,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	--	--
Deferred state tax liability	--	--
Total net deferred tax liabilities	$--	$--

These amounts have been presented in the consolidated balance sheets as follows:

	December 31, 2006	December 31, 2005
Current deferred tax asset	$--	$759,000
Current deferred tax liability	--	--
Non current deferred tax asset	--	--
Non current deferred tax liability	--	--
Total net deferred tax asset	$--	$759,000

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 ( FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Nathaniel Energy has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  Specifically, the Company believes there may be an exemption for some or all of the gain from the sale of the helium assets under the Oklahoma source capital gain exception for corporations for purposes of Oklahoma state income tax. In addition, the Company believes there is justification for the utilization of certain outside basis adjustments incurred by the Company in 2005 as a reduction of its taxable capital gain for both federal and state tax reporting purposes. Nathaniel Energy will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings. Nathaniel Energy has determined that the adoption of FIN 48 could have a significant impact on Nathaniel Energy’s consolidated financial statements ranging from zero to $379,000.

10.   Stockholders’ Equity

On October 12, 2005, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State. The amendment increases our authorized shares of common stock from 75,000,000 to 200,000,000 shares and preferred stock from 2,000,000 to 10,000,000 shares.

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided a December 31, 2006.

Common Stock

The Company has 200,000,000 shares of common stock $0.001 par value, authorized for issuance. As of December 31, 2006, 90,731,596 shares of common stock were issued and outstanding.

Twelve months ended December 31, 2006

During the twelve months ended December 31, 2006, the Company issued 33,333 shares of common stock previously classified as Shares to be Issued. These shares were issued in satisfaction of certain liabilities of the Company which were agreed to be settled for stock in a previous period.

Twelve months ended December 31, 2005

During the twelve months ended December 31, 2003, the Company entered into a debt conversion agreement with Mr. Richard Strain, a related party. Pursuant to that conversion agreement, $10,000,000 of our indebtedness to Mr. Strain was converted into an aggregate of 50,000,000 shares of our common stock. At the time we entered into the conversion agreement, we an insufficient number of shares authorized to issue to Mr. Strain the full 50,000,000 shares due to him under the conversion agreement. During the twelve months ended December 31, 2003, we issued 30,000,000 shares of common stock pursuant to the conversion agreement, and recorded the additional 20,000,000 shares of common stock due to Mr. Strain as common stock to be issued on the Company’s balance sheet at December 31, 2003. During the twelve months ended December 31, 2005, the Company issued these 20,000,000 shares to Mr. Strain.

In connection with the conversion, Mr. Strain received the right to demand registration of the resale of the shares at any time after January 3, 2004. Additionally, Mr. Strain was granted piggyback registration rights relating to certain registration statements which Nathaniel Energy files after January 3, 2004, if any. Mr. Strain owns 61.32% of the issued and outstanding shares of common stock of the Company as of December 31, 2006.

Also during the twelve months ended December 31, 2005, the Company issued 500,000 shares of common stock with a fair value of $87,500 for legal services.

11. Minority Interest

On September 29, 2005 we entered into a Stock Purchase Agreement with Mr. Richard Strain to purchase the 49% minority interest in our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, owned by Mr. Strain, and issued a $3,354,210 promissory note to Mr. Strain. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of December 31, 2005. This note was paid in full to Mr. Strain during the twelve months ended December 31, 2006 (note 6).

Pursuant to our Purchase and Sale Agreement with Midstream for the sale of our helium and gas operations (note 3), the purchase price under that agreement was subject to an upward adjustment by up to $1,800,000 if Midstream and Colorado Interstate Gas entered into an agreement for nitrogen and/or air blending services which commences on or before January 1, 2007. This agreement was entered into in December 2005. As a result of this upward adjustment, we paid Richard Strain an additional $882,000 at closing. This amount was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2006.

12.   Commitments and Contingencies

Commitments

We signed a Co-Processing Agreement with Energis, LLC, effective September 30, 2005, to supply tire-derived-fuel of up to 1,500 tons per month from our tire fuel processing facility in Hutchins, Texas to their cement kiln operation in Texas. The agreement has a three-year term, automatically renewable for additional one year terms with extensions not to exceed three years, unless either party provides a 90 day advance notification of its intent not to renew.

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

Environmental Liability

Nathaniel Energy has approximately 60,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of either in a land reclamation project using tires (LRPUT) now under negotiation, or in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. Rather than shredding these tire piles, management believes we could improve existing processing capability and potentially receive more than double our current processing capacity of new whole tires for which we would receive a tipping fee. In addition, the BTU value of the tires and tire chips stored onsite has been somewhat degraded by oxidation and weathering. We have chosen not to utilize this whole tire and tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires.

While management considers the piles a potential asset, they also represent a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 60,000 tons of tires and tire shreds on site; at $25.00 per ton, the estimated maximum total cost of disposal is approximately $1,500,000. We are currently pursuing less costly alternatives to dispose of this material, including utilizing a potential LRPUT site within twelve miles of the Hutchins facility. We believe the minimum cost of disposing of this material is $150,000, and accordingly, this amount has been included in current liabilities at December 31, 2006. Due to projected uncertainty of the timing and amount future cash flows to be received from our TDF processing facility, the cleanup obligation was recorded as a charge to earnings in 2006.

13.   Segment Data

 The Company conducts business in two separate facilities presently managed as two energy operating business segments, alternative energy and tire fuel processing. The location and use of our facilities are shown as follows:

- the renewable energy (EfW) and energy-from-waste operation and corporate offices in Englewood, Colorado and
- the tire fuel processing operation in Hutchins, Texas.

	Year ended December 31, 2006
	Fuel	Renewable	Discontinued
	Processing	Energy and EfW	Helium Operations	Total
Revenue	$1,114,887	$-	$34,597	$1,149,484
Significant non-cash expenditures:
depreciation and amortization	$297,966	$99,780	$-	$397,746
Net income (loss)	$1,314,996	$(562,721)	$6,313,101	$4,435,384
Capital expenditures	$105,077	$-	$-	$105,077
Total assets as of December 31, 2006	$1,615,513	$139,669	$-	$1,755,182

	Year ended December 31, 2005
	Fuel	Renewable	Discontinued
	Processing	Energy and EfW	Helium Operations	Total
Revenue	$609,428	$80,000	$-	$689,428
Significant non-cash expenditures:
depreciation and amortization	$270,953	$-	$-	$270,953
Net income (loss)	$(447,469)	$(846,626)	$1,055,611	$(238,484)
Capital expenditures	$1,035,505	$-	$-	$1,035,505
Total assets as of December 31, 2005	$1,826,211	$275,449	$11,805,293	$13,906,953

14.   Lease Commitments

Nathaniel Energy leases certain office facilities under non-cancelable operating leases that expire at various dates through 2008. At December 31, 2006, Nathaniel Energy was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2007	$63,938
2008	16,102
2009	—
2010	—
2011	—
Total minimum lease payments	$80,040

Rent expense for operating leases, including month-to-month rentals, was $79,219 and $171,037 for the years ended December 31, 2006 and 2005, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION

Date: April 2, 2007	By:	/s/ Brad E. Bailey
Brad E. Bailey
Chief Executive Officer (Principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Karen Smythe Karen Smythe, Director Date: April 2, 2007 /s/ Michael Burdis Michael Burdis, Director Date: April 2, 2007