Form 10QSB
period 2007-03-31
NATHANIEL ENERGY CORP
filed 2007-05-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission file number 000-27783

NATHANIEL ENERGY CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8001 South InterPort Blvd. Suite 260, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 690-8300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: May xx, 2007, 90,731,596 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

NATHANIEL ENERGY CORPORATION

Nathaniel Energy
Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	17,130	257,868
Accounts receivable (note 2)	71,383	121,276
Prepaid expenses (note 3)	11,748	40,277

Total current assets	100,261	419,421

Deposits	73,055	72,895
Property and equipment, net of accumulated depreciation of $591,377 (note 4)	997,503	1,069,443
Intangibles, net of accumulated amortization of $339,359 (note 5)	167,409	193,423

Total assets	$1,338,228	$1,755,182

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	1,190,080	981,169
Accrued compensation and payroll liabilities	9,587	39,917
Accrued interest	9,773	12,035
Notes payable and capital leases - current portion (note 6)	132,947	162,814

Total current liabilities	1,342,388	1,195,935

Long-term portion of notes payable (note 6)	34,638	41,923

Total liabilities	1,377,026	1,237,858

Commitments and contingencies	-	-

(Deficiency in) stockholder's equity
Common stock, $0.001 par value; 200,000,000 shares authorized;
90,731,596 shares issued outstanding at March 31, 2007 and December 31, 2006 (note 8)	90,731	90,731
Additional paid-in capital	60,702,446	60,702,446
Common stock to be issued	285	285
Accumulated deficit	(60,832,259)	(60,276,138)
Total (deficiency in) stockholder's equity	(38,797)	517,324

Total liabilities and (deficiency in) stockholders' equity	$1,338,228	$1,755,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathaniel Energy
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Revenues	$208,197	$239,527

Cost of revenue	339,227	210,447

Gross profit (loss)	(131,030)	29,080

Operating expenses:
Selling, general and administrative expenses	361,114	508,934
Research and development	68,776	28,201

Total operating expenses	429,890	537,135

Loss from operations	(560,920)	(508,055)

Other income (expense)
Interest income (expense)	(3,382)	(104,685)

Loss from continuing operations before income taxes
and discontinued operations	(564,302)	(612,740)

Income from discontinued operations	-	194,961
Gain on sale of fixed assets	8,181
Gain on disposal of discontinued operations, net of tax	-	5,998,974

Net income (loss)	$(556,121)	$5,581,195

Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.01)

Income per share from discontinued operations, basic and diluted	$-	$-

Income per share from disposal of discontinued operations, basic and diluted	$0.00	$0.07

Net income (loss) per share, basic and diluted	$(0.01)	$0.06

Weighted average common shares outstanding	90,731,596	90,698,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathaniel Energy
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Cash flows from operating activities:
Net Income (loss)	$(556,121)	$5,581,195
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	89,972	108,859
Income tax expense	-	759,000
Gain on sale of assets	(8,181)	(5,998,974)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, net	49,893	(8,400)
Prepaid expenses	28,529	44,727
Other assets	(160)	(5,325)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	182,701	590,889
Net effect on cash from discontinued operations	-	(1,277,957)
Net cash used in operating activities	(213,367)	(205,986)

Cash flows from investing activities:
Acquisition of minority interest	-	(882,000)
Proceeds from the sale of vehicle	5,963	-
Cash flows from discontinued operations	-	15,767,484
Equipment and intangible asset purchases	(3,524)	-
Net cash provided by investing activities	2,439	14,885,484

Cash flows from financing activities:
Payments on debt	(29,808)	(3,408,772)
Cash flows from discontinued operations	-	(8,892,151)
Net cash used in financing activities	(29,808)	(12,300,923)

Increase (decrease) in cash and cash equivalents	(240,736)	2,378,575

Cash and cash equivalents at beginning of period	257,868	260,032

Cash and cash equivalents at end of period	$17,132	$2,638,607

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$5,365	$1,370,411

Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 and 2006
(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based energy-from-waste (EfW) company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a 2-stage gasification system designed to convert industrial and commercial waste, biomass, tires and any other solid, hydrocarbon-based materials into economical clean thermal and electrical energy, while exceeding the most stringent EPA and European Union regulations.

We have also been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the three months ended March 31, 2007, our tire fuel processing business has generated 100% of our revenue.

We plan to focus our patented technology, the Thermal Gasifier™, in three main areas; creating energy infrastructures; building, owning and operating small hydrocarbon-based EfW plants and licensing. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide.

We plan to build energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam and/or electricity. These energy infrastructures would be built on a business’ premises (“inside the fence”) reducing dependence on fossil fuels and power from the local utility. In some cases, the energy infrastructures can become a business’ self sustaining utility. We plan to identify new and existing sites where we can build, own and operate small hydrocarbon-based EfW plants through our own resources or in conjunction with joint venture partners. Eventually, we plan to license the Thermal Gasifier™ technology to qualified companies, joint venture partners, and distributorships as we mature our commercialization activities.

While we no longer provide technical assistance to the project owner of our two Thermal Gasifiers™ in Cologna Veneta, Italy, we continue to utilize the Thermal Gasifier™ units in Italy in our sales, marketing and research efforts during 2007. We also use the EfW plant in Cologna Veneta, Italy as “proof-of-process” and Thermal Gasifier™ technology demonstration in our business development activities demonstrating a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the period ended March 31, 2007. During the first quarter of 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary for purposes of advancing our business through the commercialization of our Thermal Gasifier™ technology as part of hydrocarbon-based EfW projects. Cleanergy, Inc. had no financial activity through the period ended March 31, 2007. The Company has employed the services of an experienced executive to advance the business plan and secure a sales pipeline of hydrocarbon-based EfW projects and business development activities.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three months ended March 31, 2007 and 2006, we incurred costs for third party engineering consulting and analysis and expensed $68,776 and $28,201, respectively.

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

Machinery and equipment	5 - 15 years
Buildings	15 years
Vehicles	5 years

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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire-derived-fuel revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in the contracts for delivery to our customersand reduces the risk of significant returns. Sales returns are reprocessed and added back to the existing production of tire-derived-fuel. Sales returns are booked based on the Company’s historical experience.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of March 31, 2007.

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

2. Accounts Receivable

The Company had trade accounts receivable in the amount of $71,383. All doubtful accounts have been written-off at March 31, 2007 and 2006, and the Company has a reserve of $0 as of March 31, 2007 and 2006.

3. Prepaid Expenses

Prepaid services at March 31, 2007 consist of the following:

Prepaid expenses	$2,087
Prepaid insurance	9,661
$11,748

4. Furniture and Equipment

Following is a summary of property, plant and equipment at March 31, 2007:

Prepaid expenses	$2,087
Prepaid insurance	9,661
$11,748

4. Furniture and Equipment

Following is a summary of property, plant and equipment at March 31, 2007:

March 31, 2007
Machinery and equipment	$1,160,536
Buildings	43,578
Vehicles	17,719
Land	51,082
Furniture, fixtures, and equipment	186,542
Improvements	129,423
1,588,880
Less: Accumulated depreciation	(591,377)
Net book value	$997,503

Depreciation expense recorded in the financial statements for continuing operations was $63,958 and $95,289 for the three months ended March 31, 2007 and 2006, respectively.

5. Intellectual Property

Nathaniel Energy owns three U.S. patents, two pending U.S. patents and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of use. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively.

Patents (at cost)	$207,429
Blueprints and engineering design	299,339
506,768
Less: Accumulated Amortization	(339,359)
Intangible assets, net	$167,409

Amortization expense for the three months ended March 31, 2007 and 2006 was $26,014 and $13,570, respectively.

6. Notes Payable

At March 31, 2007, the Company had the following promissory notes outstanding:

2007
15% promissory notes payable to individuals, due on demand	$17,000

Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy thermal Gasifier ™ project owner at 20% of amount received	70,000

4.5% installment note, secured by equipment, monthly payments of $2,531 principal and interest through June 2007	7,675

10.59% installment note, secured by equipment, monthly payments of $3,231 principal and interest through February 2007	17,062

9.89% capital lease, secured by software, monthly payments of $1,595 principal and interest through September 2008	28,441

15% installment notes for insurance premium financing	1,350

3.35% installment note, secured by equipment, monthly payments of $905 principal and interest through September 2009	26,057

Total debt:	167,585

Current portion:	(132,947)

Long-term portion:	$34,638

7. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, tire fuel processing and alternative energy. The location and use of our facilities are shown as follows:

s the tire fuel processing operation in Hutchins, Texas, and
s the alternative energy engineering and corporate offices in Englewood, Colorado

For the three months ended March 31, 2007:

	Fuel Processing	Renewable Energy and EfW	Discontinued Operations	Total
Revenue	$208,197	$-	$-	$208,197
Depreciation and amortization	$63,957	$26,015	$-	$89,972
Net income (loss)	$(524,866)	$(31,255)	$-	$(556,121)
Capital expenditures	$3,524	$-	$-	$3,524
Total assets as of March 31, 2007	$1,223,578	$114,650	$-	$1,338,228

 For the three months ended March 31, 2006:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$239,527	$-	$-	$239,527
Depreciation and amortization	$83,914	$24,945	$-	$108,859
Net income (loss)	$5,575,654	$(189,420)	$194,961	$5,581,195
Total assets as of March 31, 2006	$1,826,211	$275,449	$11,805,293	$13,906,953

8. Stockholder’s Equity

On October 12, 2005, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State. The amendment increased our authorized shares of common stock from 75,000,000 to 200,000,000 shares and preferred stock from 2,000,000 to 10,000,000 shares.

9. Subsequent Events

Effective April 4, 2007 and April 16, 2007, the Company borrowed $100,000 and $200,000 respectively, from the Company’s majority stockholder. The loans bear interest at the annual rate of 9%. Interest is payable quarterly. Both loans are repayable upon demand of the lender made at any time after September 30, 2007. The Company may prepay the loans without penalty. Both loans are secured by a first priority security interest in the Company’s assets.

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

Company Overview

We are committed to being a leader in the energy-from-waste (EfW) and renewable energy industries. At a time when world-wide demand for electricity stretches both generating and transmission capacity and energy security threatens economic growth, we seek to provide clean, sustainable and profitable solutions to these problems. We are an “Environmental Partner” developing and leveraging synergistic technologies, diverting solid waste from landfills to the generation of clean and economical energy. We are also engaged in developing strategic collaborative partnerships for the research and development of clean and profitable carbon neutral fuels.

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

Some of our EfW plants may have a sustainable supply of waste fuels available from the host/customer with no additional fuel needed. Other facilities may require additional fuel to utilize installed generation capacity, or they may need supplemental fuel to raise the average fuel grade or the volume of fuel needed to efficiently operate the technology. Our wholly owned subsidiary, Cleanergy, Inc. will use our knowledge of tire derived fuel processing operations currently resident in our Hutchins, Texas facility, to furnish tire-derived-fuel to those EfW plants needing supplemental fuel for those facilities. The tire derived fuel processing division will continue to expand and eventually grow toward a full fuel procurement agent for all other fuels at plants where the Thermal Gasifier™ capacity exceeds the local waste fuel supply. This will take advantage of our existing expertise and allow us to increase throughput at various tire fuel processing facilities as we expand, create a new market for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of EfW solutions.

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

The tire fuel processing facility improvements and expansion which began in 2005 provide the foundation to diversify this business segment toward alternative fuel procurement. The facility is strategically located less than a mile from the third largest intermodal rail and highway transshipment facility in the nation and is currently the only scrap tire storage and one of only two scrap tire processing facilities licensed by the State of Texas to operate in the Dallas metro area. With the completion of our equipment installation and site improvements we have been able to increase production and the volume of waste tires we process. We have seen an increase in the volume of waste tires we can accept at the facility resulting in higher tipping fee revenues.  The improvements have enabled us to continue to increase revenue and cash flow from this operation. We expect to continue to improve our tire handling and product delivery capabilities to increase the efficiency of the facility.

During the three months ended March 31, 2007, we generated $208,197, or 100%, of our revenue, from our tire fuel processing division.  We have recognized no revenue from our Thermal Gasifier™ business segment during the three months ended March 31, 2007.

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

While we no longer provide technical support to the project owner while we undertake the evaluation process of assessing the EfW facility in Cologna Veneta, Italy, we continue to utilize the project as “proof-of-process” and technology demonstration for marketing and business development activities. Our mission for the remainder of 2007 is to expand our sales pipeline of qualified hydrocarbon-based EfW projects. We have identified a number of opportunities we are currently pursuing, however we cannot assure that any of these opportunities will result in a project that generates revenue within the next twelve months, or at all.

Results of Operations

Revenue

For the three months ended March 31, 2007, revenue from continuing operations declined to $208,197 compared to $239,527 during the three months ended March 31, 2006, a decrease of $31,330 or approximately 13%. This decrease was due in part to the increased maintenance demands of the shredding equipment installed at the Hutchins, TX during 2005 and following a year of tire derived fuel processing . This equipment has given us the ability to accept additional whole tires and process those tire into tire derived fuel (TDF) for sale to end users. Revenue from the discontinued operations segment consisted of management fees for asset transition agreed to by the parties to the purchase and sale agreement.

Cost of Goods Sold

Cost of goods sold was $339,227 for the three months ended March 31, 2007, compared to $210,447 during the three months ended March 31, 2006, an increase of $128,780 or 61%. The increase was primarily due to increased volume and operating expenses related to the new shredding equipment installed in Hutchins, TX.

Sales, General, and Administrative Expenses

Sales, General, and Administrative expenses were $361,114 for the three months ended March 31, 2007, compared to $508,934 for the three months ended March 31, 2006, a decrease of $147,820 or approximately 29%. This decrease was in part due to the sale of the assets and discontinuation of operations associated with the helium processing facility in Keyes, OK in March of 2006. Also, we have undertaken streamlining of corporate operations to better focus company assets on revenue generating activities and improved efficiencies related to the new shredding equipment in Hutchins, TX.. This new equipment operated reliably throughout 2006 resulting in a production increase and corresponding increase in revenues from both tipping fees and sales of TDF. The primary components of sales, general, and administrative expenses during the current year were payroll and related expenses of $136,203; legal and accounting fees of $104,295; facilities and related expenses of $30,677; depreciation expenses of $29,881; insurance expense of $21,326; outside service expenses of $21,160; travel expenses of $4,306; printing and postage expenses of $3,950, and equipment expenses of $3,334.

Interest expense

Interest expense, net of interest income, was $3,832 during the three months ended March 31, 2007, compared to interest expense of $104,865 during the three months ended March 31, 2006. This decrease was due to a reduction in average outstanding borrowings from 2005 to 2006, as a result of increased revenue and cash flow for the company during 2006.

Net Income (Loss)

For the reasons stated above, net income (loss) for the three months ended March 31, 2007 was ($556,121), or ($0.01) per basic and diluted share, compared with the net income (loss) of $5,581,195, or $0.06 per basic and diluted share, for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we have a negative working capital of $1,242,127. The company’s negative working capital balance is due primarily to reduced revenues following the sale of the helium and gas processing facilities and assets combined with increases in Thermal Gasifier™ engineering design and business development activity expenses.

On March 7, 2006, we closed the Purchase and Sale Agreement with Midstream relating to the sale of the helium and gas processing facilities and assets and received $16,915,676. The company utilized $14,482,171 of the proceeds to repay stockholder notes payable and accrued interest through March 7, 2006 and retained $2,433,505 for use as operating capital.

For the period ended March 31, 2007, net cash used by operating activities of $213,367 consists primarily of the net loss of $556,121 , offset by changes in the components of working capital in the amount of $257,581 and depreciation and amortization expense of $89,972. Net cash used by investing activities of $2,439 consisted of proceeds from the sale of assets of $5,963 offest by capital expenditures of $3,524.

We had a cash balance of $17,130 at March 31, 2007. In April 2007 we borrowed $300,000 from our majority shareholder. We expect that our current cash on hand and revenues will be sufficient to sustain our current operations for three months. The company believes it will need to secure several million dollars of investment capital within the next three to four months in order to continue development of the next generation Thermal Gasifier™ and fund ongoing operations.

The independent auditors report on our December 31, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Item 3. Controls and Procedures

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and principal financial officer, of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The company’s disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

3.1   Certificate of Incorporation*

3.2   Articles of Amendment to Articles of Incorporation, filed on August 6, 1999*

3.3   Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002*

3.4   Certificate of Amendment to Certificate of Incorporation, filed on October 12, 2005*

3.5   Amended and Restated By-Laws**
31    Certification of the Principal Executive Officer and principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification of the Principal Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Denotes document filed as an exhibit to our Quarterly Report on Form 10 QSB for the period ended September 30, 2005 and incorporated herein by reference.

**   Denotes document filed as an exhibit to our Current Report on Form 8-K dated June 6, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION
(Registrant)

Date: May 15, 2007

	By:	/s/ Brad E. Bailey
Brad E. Bailey Chief Executive Officer (Principal financial officer) Nathaniel Energy Corporation