Form 10QSB
period 2007-06-30
NATHANIEL ENERGY CORP
filed 2007-08-20
CIK 1096939

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30 , 2007

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: August 2, 2007  90,731,596 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$63,295	$257,868
Accounts receivable, net of allowance for doubtful accounts of $8,078	12,464	121,276
Prepaid expenses	122,317	40,277

Total current assets	198,076	419,421

Deposits	42,894	72,895
Property and equipment, net of accumulated depreciation of $655,801	1,036,423	1,069,443
Intangibles, net of accumulated amortization of $365,374	141,394	193,423

Total assets	$1,418,787	$1,755,182

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$1,190,697	$981,169
Accrued compensation and payroll liabilities	39,353	39,917
Accrued interest	19,907	12,035
Notes payable and capital leases - current portion	709,351	162,814

Total current liabilities	1,959,308	1,195,935

Long-term portion of notes payable	110,136	41,923

Total liabilities	2,069,444	1,237,858

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized;
90,731,596 shares issued and outstanding at June 30, 2007 and December 31, 2006	90,731	90,731
Additional paid-in capital	60,702,446	60,702,446
Common stock to be issued	285	285
Accumulated deficit	(61,444,119)	(60,276,138)
Total Stockholders’ Equity (Deficit)	(650,657)	517,324

Total Liabilities and Stockholders' Equity (Deficit)	$1,418,787	$1,755,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue	$96,118	$310,732	$304,315	$550,259

Cost of revenue	383,798	231,881	723,025	442,328

Gross profit (loss)	(287,680)	78,851	(418,710)	107,931

Operating expenses:
Selling, general and administrative expenses	332,312	463,309	693,426	972,243
Research and development expense	-	11,041	68,776	39,242

Total operating expenses	332,312	474,350	762,202	1,011,485

Loss from operations	(619,992)	(395,499)	(1,180,912)	(903,554)

Other income (expense):
Gain on sale of fixed assets	18,481	-	26,662	-
Interest income (expense)	(10,350)	19	(13,732)	(104,666)

Loss from continuing operations	(611,861)	(395,480)	(1,167,982)	(1,008,220)

Income (loss) from discontinued operations, net of tax	-	(1,533)	-	193,428
Gain on sale of assets, net of tax	-	42,171	-	6,041,145

Net income (loss)	$(611,861)	$(354,842)	$(1,167,982)	$5,226,353

Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Income per share from discontinued operations, basic and diluted	$0.00	$(0.00)	$0.00	$0.00

Income per share from gain on sale of assets, basic and diluted	$0.00	$0.00	$0.00	$0.07

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.06

Weighted average common shares outstanding	90,731,596	90,717,310	90,731,596	90,707,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nathaniel Energy
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006

Cash flows from operating activities:
Net Income (loss)	$(1,167,982)	$5,226,353
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,722	214,110
Reserve for bad debt	8,078	-
Income tax expense	-	759,000
Disposition of equipment	(6,565)	2,629
Interest expense	10,134	-
Gain on sale of assets	-	(6,041,145)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	100,734	(19,542)
Prepaid expenses	-	(36,663)
Other assets	44,972	(11,380)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	198,270	215,976
Net effect on cash from discontinued operations	-	(1,277,958)
Net cash used in operating activities	(631,637)	(968,620)

Cash flows from investing activities:
Acquisition of minority interest	-	(882,000)
Proceeds from the sale of equipment	5,963	-
Cash provided by discontinued operations	-	15,809,655
Equipment and intangible asset purchases	(1,501)	(33,477)
Net cash provided by investing activities	4,462	14,894,178

Cash flows from financing activities:
Payments on debt	(67,398)	(4,270,180)
Proceeds from issuances of notes and loans	500,000	117,340
Cash used in discontinued operations	-	(8,892,151)
Net cash provided by (used in) financing activities	432,602	(13,044,991)

Net increase (decrease) in cash and cash equivalents	(194,573)	880,567

Cash and cash equivalents, at beginning of period	257,868	260,032

Cash and cash equivalents, at end of period	$63,295	$1,140,599

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$5,365	$1,390,215
Taxes	$-	$71,493
Non cash financing activity:
Issuance of stock to settle notes payable	$-	$33
Issuance of note payable for equipment	$107,924	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006
(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste-to-energy (WTE) company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our proprietary patented technology, the Thermal Gasifier™, is a multi-stage gasification system designed to convert industrial, commercial and municipal solid waste, biomass, tires and any other solid, hydrocarbon-based materials into a synthesis gas for the production of economical clean thermal and electrical energy, while exceeding the most stringent EPA and European Union regulations.

We have been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27 acre tire fuel processing facility in Hutchins, Texas since 1999. During the three and six months ended June 30, 2007, our tire fuel processing business has generated 100% of our revenue.

We plan to focus our patented technology, the Thermal Gasifier™ in three main areas; creating energy infrastructures; building, owning and operating hydrocarbon-based waste-to-energy plants and licensing. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide.

We plan to build energy infrastructures for certain industries that have a need to dispose of hydrocarbon-based materials and seek an independent source of energy in the form of heat, steam and/or electricity. These energy infrastructures would be built on a business’ premises (“inside the fence”) and can reduce the dependence a business has on fossil fuels and power from the local utility. In some cases, the energy infrastructures can become a business’ self sustaining utility. We plan to identify new and existing sites where we can build, own and operate hydrocarbon-based waste-to-energy plants through our own resources or in conjunction with joint venture partners. Eventually, we plan to license the Thermal Gasifier™ technology to qualified companies and joint venture partners as we mature our commercialization activities.

Although we no longer provide technical assistance to the project owner of our two Thermal Gasifiers™ in Cologna Veneta, Italy, which was built in 2004, we continue to utilize those units in our sales and marketing efforts during 2007 and as commercial proof of process of our technology. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the period ended June 30, 2007.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and six months ended June 30, 2007 and 2006, we incurred costs for third party engineering consulting and analysis and expensed $0 and $11,041; $68,776 and $39,242, respectively.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006
(Unaudited)

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment purchased or constructed is recorded at cost. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Gain or loss is recorded in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired. Depreciation is provided for using straight-line methods. Estimated useful lives of the assets used in the computation of depreciation are as follows:

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

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of June 30, 2007.

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

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006
(Unaudited)

2. Accounts Receivable

We had trade accounts receivable, net of reserves, of $12,464 as of June 30, 2007. During the three months ended June 30, 2007, we provided a reserve for doubtful accounts of $8,078 which is included as bad debt expense in operating expenses. Our reserve for doubtful accounts is $8,078 as of June 30, 2007.

3. Prepaid Expenses

Prepaid expenses at June 30, 2007 of $122,317 consist primarily of prepaid insurance premiums.

4. Furniture and Equipment

Following is a summary of property, plant and equipment at June 30, 2007:

June 30, 2007
Machinery and equipment	$1,267,830
Buildings	43,575
Vehicles	15,993
Land	51,084
Furniture, fixtures, and equipment	184,320
Improvements	129,422
1,692,224
Less: Accumulated depreciation	(655,801)
Net book value	$1,036,423

Depreciation expense recorded in the financial statements for continuing operations was $128,693 and $175,595 for the six months ended June 30, 2007 and 2006, respectively.

5. Intellectual Property

Nathaniel Energy owns three U.S. patents, two pending U.S. patents and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively.

Patents and website design	$207,429
Blueprints and engineering design	299,339
Less Accumulated Amortization	(365,374)
Intangible assets, net	$141,394

Amortization expense for the six months ended June 30, 2007 and 2006 was $52,029 and $38,515, respectively.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006
(Unaudited)

6. Notes Payable

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from our major shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets.

At June 30, 2007, the Company had the following promissory notes outstanding:

2007
15% promissory notes payable to individuals, due on demand	$17,000

9% promissory notes payable to individuals, due on demand before November 30, 2007	200,000

9% promissory note payable to individuals, due on demand before
September 30, 2007	300,000

Non-interest bearing unsecured promissory note due upon receipt of payments from the
Cologna Veneta, Italy thermal Gasifier ™ project owner at 20% of amount received	70,000

9.89% capital lease, secured by software, monthly payments of $1,595 principal and
interest through September 2008	23,548

15% installment notes for insurance premium financing	74,852

3.68% installment note, secured by equipment, monthly payments of $2,407
principal and interest through May 2011	105,226

8.45% installment note, monthly payment of $714 principal and interest
through December 2007	6,443

3.35% installment note, secured by equipment, monthly payments of $905 principal
and interest through September 2009	22,418

Total debt:	819,487

Current portion:	(709,351)

Long-term portion:	$110,136

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006
(Unaudited)

7. Related Party Transactions

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from our major shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets.

8. Economic Dependency - Major Customer

One customer accounted for approximately 36% and 33%, and 37% and 19% of our total revenue for the three and six months ended June 30, 2007 and 2006, respectively.

 9. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, tire fuel processing and alternative energy. The location and use of our facilities are shown as follows:

• the tire fuel processing operation in Hutchins, Texas, and
• the alternative energy engineering and corporate offices in Englewood, Colorado.

For the six months ended June 30, 2007:

	Fuel	Alternate	Discontinued
	Processing	Energy	Operations	Total

Revenue	$304,315	$-	$-	$304,315
Significant non-cash expenditures:
depreciation and amortization	$130,831	$49,891	$-	$180,722
Net income (loss)	$(1,111,781)	$(56,201)		$(1,167,982)
Capital expenditures	$1,501	$-	$-	$1,501
Total assets as of June 30, 2007	$1,334,083	$84,705	$-	$1,418,787

 For the six months ended June 30, 2006:

	Fuel	Alternate	Discontinued
	Processing	Energy	Operations	Total

Revenue	$550,259	$-	$-	$550,259
Significant non-cash expenditures:
depreciation and amortization	$164,220	$49,890	-	$214,110
Net income (loss)	$5,428,142	$(395,217)	$193,428	$5,226,353
Capital expenditures	$-	$33,477	$-	$33,477
Total assets as of June 30, 2006	$2,647,803	$225,359	$-	$2,873,162

10. Subsequent Events

The Board of Directors of Nathaniel Energy Corporation was advised on July 27, 2007, Richard C. Strain sold 46,000,000 shares of common stock of Nathaniel, representing approximately 50.7% of Nathaniel’s issued and outstanding shares of common stock, to Vista International, Inc. The Board was also advised that the sale was effectuated under a Stock Purchase Agreement dated July 13, 2007 between Richard Strain and Vista and that Vista has pledged shares of Nathaniel’s common stock it purchased to Mr. Strain as collateral to secure Vista’s payment obligations under the promissory note.

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

Company Overview

We are committed to being a leader in the WTE (Waste to Energy) and renewable energy industries. At a time when world-wide demand for electricity stretches both generating and transmission capacity, the use of fossil based fuels to generate electric power is not an efficient use of those resources, and energy security threatens economic growth, we seek to provide clean, sustainable and profitable solutions to these problems. We are an “Environmental Partner” developing and leveraging synergistic technologies, diverting solid waste from landfills to the generation of clean and economical energy. We are also engaged in developing strategic collaborative partnerships for the development of clean and profitable carbon neutral fuels from waste.

As we advance the “state-of-the-art” in WTE technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies, while we move ahead to build, own and operate other distributed WTE plants.  Our ideal project characteristically develops when high energy demand and cost combine with on-site generation of large volumes of hydrocarbon based waste.  Whether through joint-venture, licensed partner or sole ownership, we develop efficient WTE energy infrastructures “inside the fence.”  These projects reduce the environmental footprint of the parent facility through reduced dependence on fossil fuels, reduced generation of waste and clean economical energy production.  The parent facility derives additional benefit if there is on-site process use for surplus heat and/or steam.

We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships.  Through participation in commercially viable WTE projects co-located with biofuels/alcohol development we intend to leverage the beneficial byproducts of our technology in conjunction with emerging biofuels/alcohol technologies for transportation fuels.

Some of our WTE plants may have a sustainable supply of waste fuels available from the host/customer with no additional fuel needed. Other facilities may require additional fuel to fully utilize installed generation capacity, or they may need supplemental fuel to raise the average fuel grade or the volume of fuel needed to efficiently operate the technology. Our wholly owned subsidiary, Cleanergy, Inc. will use our knowledge of tire fuel processing operations which currently resides in our Hutchins, Texas facility, to furnish tire-derived-fuel (TDF) to those WTE plants that need supplemental fuel for those facilities. The tire fuel processing division will continue to expand and eventually grow toward a full fuel procurement agent for all other fuels at plants where the Thermal Gasifier™ capacity exceeds the local waste fuel supply. This will take advantage of our existing expertise and allow us to increase throughput at various tire fuel processing facilities as we expand, create a new market for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of WTE solutions.

On March 7, 2006 we sold substantially all of the assets that comprised our helium and gas processing facilities and operations to Midstream Energy Services, LLC pursuant to a Purchase and Sale Agreement signed in September 2005. Revenue generated from our discontinued operations, the helium and gas processing business, had provided operating and capital funds for improving our current tire fuel processing operations and further advancing it toward a full service fuel procurement operation, in addition to, furthering the commercialization of our Thermal Gasifiers™. By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based WTE projects through our subsidiary Cleanergy, Inc. Cleanergy has had no activity to date.

The ongoing tire fuel processing facility improvements and expansion which began in 2005 provide the foundation to diversify this business segment toward alternative fuel procurement. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. With the installation of new equipment and site improvements we have been able to increase the production and the volume of waste tires we process. We have seen an increase in the volume of waste tires we can accept at the facility resulting in higher tipping fee revenues.  The improvements have enabled us to continue to increase revenue and cash flow from this operation through the first quarter of 2007. During the three months ended June 30, 2007, the facility was closed for cleanup and site improvement. As of June 30, 2007, we have accrued $285,000 of expense for scrap and unusable waste tire removal.

We operate the tire fuel processing facility under permit with the Texas Commission on Environmental Quality, which expires in December 2007. We are in the process of preparing our application for renewal of that permit.

We expect that we will purchase new operating equipment and overhaul our existing equipment through the end of the fiscal year and will see the improvement in revenue and operating efficiencies during the fourth quarter of fiscal 2007. During the three and six months ended June 30, 2007, we generated $96,118 and $304,315, respectively, or 100%, of our revenue, from our tire fuel processing division.  We have recognized no revenue from our Thermal Gasifier™ business segment during the three and six months ended June 30, 2007.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based WTE projects. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary of the Company for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. We plan to focus the majority of our resources on this business operation, which will be supported through the advancement of our tire fuel processing division’s expansion for fuel procurement for the hydrocarbon-based WTE projects.

We are actively involved in ongoing business development activities and have identified a number of potential project opportunities which are under consideration.   Currently the company is in the process of evaluating certain project opportunities and providing detailed proposals for selected qualified projects. Worldwide, industries and municipalities seek solutions for diverting solid waste from landfills and lower cost and clean energy alternatives to fossil fuels. Demand for these solutions is expected to grow. A key to our success will be qualifying and wisely choosing among project opportunities and focusing our resources on projects with the greatest chance of success and returns for stockholders.

In the preceding three months there has been no technical support provided to the WTE facility in Cologna Veneta, Italy which was built in 2004 as we believed that the best use of our time and resources was to pursue the development of other project opportunities. New projects are expected to provide additional marketing, research and business development benefits that the Italian facility had provided. We may reinitiate discussions with the owner of the Italian facility at a future date for purposes of sales and marketing efforts in Europe. Our mission for the remainder of 2007 is to expand on our sales pipeline of qualified hydrocarbon-based WTE projects and begin the development of several of these projects. However we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

Results of Operations For the Three Months Ended June 30, 2007 and 2006

Revenue

For the three months ended June 30, 2007, revenue was $96,118 compared to $310,732 during the three months ended June 30, 2006, a decrease of $214,614 or approximately 69%. Tipping fee revenue decreased during the six months ended June 30, 2007 due to a facility wide clean up during which we ceased accepting waste tires at the tire processing facility in Hutchins, Texas. Completion of these activities are part of planned improvements at the facility which include refurbishing of existing equipment and purchase and installation of new equipment which are expected to increase our capacity to accept and process whole tires and process those tires into tire derived fuel (TDF) for sale to end users. We expect that site improvements and new equipment purchased and installed will improve revenues during the fourth quarter of 2007.

Cost of Goods Sold

Cost of goods sold was $383,798 for the three months ended June 30, 2007, compared to $231,881 during the three months ended June 30, 2006, an increase of $151,917 or 66%. The increase was primarily due to an increase in repair and maintenance expense on our operating equipment and the increased cost of disposal of scrap from production of TDF. The operating equipment at the facility still requires additional maintenance and repair and as a result scrap and related disposal costs have increased during the three months ended June 30, 2007 over the three months ended June 30, 2006.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses were $332,312 for the three months ended June 30, 2007, compared to $463,309 for the three months ended June 30, 2006, a decrease of $130,997 or approximately 28%. The decrease is due primarily from a decrease of $66,328 in legal and accounting fees incurred for the three months ended June 30, 2006 related to shareholder matters on the sale of our helium and gas processing assets to Midstream Energy Services, LLC of $66,328 and a decrease in payroll and related expenses of $44,069 due primarily to a decrease in our headcount. The primary components of sales, general, and administrative expenses during the current year were payroll and related expenses of $158,192; facilities and related expenses of $36,343; depreciation expenses of $29,364; insurance expense of $29,443; outside service expenses of $24,981; and legal and accounting fees of $28,881.

Interest income ( expense)

Interest expense, net of interest income, was $10,350 during the three months ended June 30, 2007, compared to interest income of $19 during the three months ended June 30, 2006. The increase in interest expense is due to an increase in our borrowing from and related debt due our majority shareholder, Richard Strain. During the three months ended June 30, 2006, we had eliminated the majority of our debt obligations utilizing the proceeds from the sale of our helium and gas processing assets while investing excess funds in interest bearing investments resulting in nominal net interest expense during the period.

Net Loss

For the reasons stated above, net loss for the three months ended June 30, 2007 was ($611,861), an increase of $257,019 or 72 % compared with the net loss of ($354,842), for the three months ended June 30, 2006.

Results of Operations For the Six Months Ended June 30, 2007 and 2006

Revenue

For the six months ended June 30, 2007, revenue from continuing operations decreased to $304,315 compared to $550,259 during the six months ended June 30, 2006, a decrease of $245,944 or approximately 45%. Tipping fee revenue decreased during the six months ended June 30, 2007 due to a facility wide clean up during which we ceased accepting waste tires at the tire processing facility in Hutchins, TX

Cost of Goods Sold

Cost of goods sold was $723,025 for the six months ended June 30, 2007, compared to $442,328 during the six months ended June 30, 2006, an increase of $280,697 or 64%. The increase was primarily due to repairs, maintenance and clean up expenses related to the tire processing facility in Hutchins, TX.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses were $693,426 for the six months ended June 30, 2007, compared to $972,243 for the six months ended June 30, 2006, a decrease of $278,817 or approximately 29%. This decrease was due to headcount reductions and reduction of  travel and legal expenses. The primary components of sales, general, and administrative expenses during the current year were payroll and related expenses of $294,395; legal and accounting fees of $133,176; facilities and related expenses of $67,020; depreciation expenses of $59,245; insurance expense of $50,769; outside service expenses of $46,141; travel expenses of $8,502; printing and postage expenses of $5,401, and equipment expenses of $5,251.

Interest income ( expense)

Interest expense, net of interest income, was $13,732 during the six months ended June 30, 2007, compared to interest expense of $104,666 during the six months ended June 30, 2006. This decrease was due to a reduction in the balance of outstanding notes and loans from 2006, resulting in a decrease in interest expense for the six months ended June 30, 2007.

Net Income (Loss)

For the reasons stated above, net income (loss) for the six months ended June 30, 2007 was ($1,167,982), a decrease of $6,394,335 or 122% compared with the net income (loss) of $5,226,353 for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we have a negative working capital of $1,761,232. The company’s negative working capital balance is due primarily to reduced revenues following the sale of the helium and gas processing facilities and assets combined with increases in Thermal Gasifier™ engineering design and business development activity expenses.

For the period ended June 30, 2007, net cash used in operating activities of $631,637 consists primarily of our net loss of ($1,167,982), offset by changes in the components of working capital in the amount of $343,976 and depreciation and amortization expense of $180,722. Net cash provided by investing activities of $4,462 consisted of proceeds from the sale of assets of $5,963 offset by capital expenditures of $1,501. Net cash provided by financing activities of $432,602 consists primarily of $500,000 proceeds from the issuance of notes and loans offset by $67,398 principal payments on notes and loans.

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

We had a cash balance of $63,295 at June 30, 2007. The current cash on hand and revenue will be insufficient to sustain our current operations during the third quarter 2007. Vista International, Inc., our new majority shareholder, has provided working capital for our ongoing operations. We expect to secure equity capital from Vista International, Inc. during the remainder of 2007 for engineering development and market development of our Thermal Gasifier™ and to fund ongoing operations.

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

NATHANIEL ENERGY CORPORATION
(Registrant)

Date: August 20, 2007

By:	/s/ Barry J. Kemble

Barry J. Kemble Chief Executive Officer (Principal financial officer) Nathaniel Energy Corporation