Form 10QSB
period 2007-09-30
NATHANIEL ENERGY CORP
filed 2007-11-14
CIK 1096939

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: November 6, 2007, 90,731,596 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

NATHANIEL ENERGY CORPORATION

i

Nathaniel Energy Corporation
Consolidated Balance Sheets

	September 30, 2007 (unaudited)	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$--	$257,868
Accounts receivable	6,715	121,276
Prepaid expenses	78,200	40,277
Total current assets	84,915	419,421
Property, plant and equipment, net of accumulated depreciation	745,784	1,069,443
Intangible assets, net of accumulated amortization	40,544	193,423
Deposits	41,660	72,895
Total assets	$912,903	$1,755,182
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,132,134	$981,169
Accrued compensation and payroll liabilities	34,799	39,917
Accrued interest	31,249	12,035
Notes payable, current portion	647,742	162,814
Total current liabilities	1,845,924	1,195,935
Long-term portion of notes payable	124,143	41,923
Total liabilities	1,970,067	1,237,858
Stockholders' Equity (Deficit):
Preferred stock, 10,000,000 shares of $.001 par value authorized, none issued or outstanding	--	--
Common stock, 200,000,000 shares of $0.001 par value authorized, 90,731,596 shares issued and outstanding at September 30, 2007 and December 31, 2006	90,731	90,731
Common stock to be issued	2,735	285
Additional paid-in capital	60,944,996	60,702,446
Accumulated deficit	(62,095,626)	(60,276,138)
Total Stockholders' Equity (Deficit)	(1,057,164)	517,324
Total Liabilities and Stockholders' Equity (Deficit)	$912,903	$1,755,182

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenue	$23,345	$350,716	$327,660	$900,975
Cost of revenue	340,746	362,671	1,063,771	804,999
Gross income (loss)	(317,401)	(11,955)	(736,111)	95,976
Selling, general and administrative expenses	263,918	391,338	957,344	1,363,581
Research and development expense	2,000	4,151	70,776	43,393
Total operating expenses	265,918	395,489	1,028,120	1,406,974
Loss from operations	(583,319)	(407,444)	(1,764,231)	(1,310,998)
Other income (expense)
Gain on disposal of equipment	20,892	--	47,554	--
Interest income (expense), net	18	4,353	(13,714)	(100,313)
Impairment loss	(89,097)	--	(89,097)	--
Loss from continuing operations	(651,506)	(403,091)	(1,819,488)	(1,411,311)
Income from discontinued operations, net of tax	--	--	--	193,428
Gain on sale of assets, net of tax	--	78,528	--	6,119,673
Net income (loss)	$(651,506)	$(324,563)	$(1,819,488)	$4,901,790
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Income per share from discontinued operations, basic and diluted	--	(0.00)	--	0.00
Income per share from gain on sale of assets, basic and diluted	--	0.00	--	0.07
Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$0.05
Weighted average common shares outstanding	90,731,596	90,731,596	90,731,596	90,715,781

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(1,819,488)	$4,901,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	277,091	306,720
Impairment loss	89,097	--
Reserve for bad debt	8,104	--
Gain on sale of assets	--	(6,119,673)
Income tax expense	--	759,000
Disposition of equipment	(33,668)	2,629
Interest expense	21,476	--
Other income	(13,981)	--
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	106,457	(13,610)
Prepaid expenses	60,815	15,087
Other assets	31,235	(8,875)
Accounts payable and accrued expenses	326,497	108,279
Net effect on cash from discontinued operations	--	(1,277,956)
Net cash used in operating activities	(946,365)	(1,326,609)
Cash flows from investing activities:
Acquisition of minority interest	--	(882,000)
Proceeds from the sale of equipment	66,963	--
Equipment and intangible asset purchases	(9,532)	(38,974)
Cash provided by discontinued operations	--	15,888,183
Net cash provided by investing activities	57,431	14,967,209
Cash flows from financing activities:
Payments on debt	(113,934)	(4,330,557)
Proceeds from issuance of notes and loans	500,000	123,240
Proceeds from common stock to be issued	245,000	--
Cash used in discontinued operations	--	(8,892,151)
Net cash provided by (used in) financing activities	631,066	(13,099,468)
Net increase (decrease) in cash	(257,868)	541,132
Cash and cash equivalents, beginning of period	257,868	260,032
Cash and cash equivalents, end of period	$--	$801,164
Cash paid for interest	$6,162	$1,394,464
Cash paid for income taxes	$--	$121,493
Non cash financing activity:
Issuance of note payable for equipment	$107,294	$--
Issuance of stock to settle accrued expenses, accounts and notes payable	$--	$33

The accompanying notes are an integral part of the financial statements.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 and 2006
(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company's wholly owned subsidiary, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Nathaniel Energy Corporation is a renewable hydrocarbon-based waste to energy (“WTE”) company providing municipalities and industries with solutions to divert waste from landfills and clean alternative energy preferable to that of fossil fuels. Our primary focus is on our proprietary patented technology, the Thermal Gasifier™, which is a multi-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and other solid, hydrocarbon-based materials into “producer gas” that can be used to produce clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union emission regulations. We expect that our solutions will reduce air born carbon emission, claimed to contribute to global warming, that would otherwise be generated by these landfills or other fossil fuel based energy production.

We have been in the alternative fuel processing business, including waste tire recycling and collection services, since 1997. We have operated a 27-acre tire fuel processing facility in Hutchins, Texas since 1999. During the three and nine months ended September 30, 2007, our tire fuel processing business has generated 100% of our total revenue.

We plan to focus our patented technology, the Thermal Gasifier™ in three main areas; creating energy infrastructures; building, owning and operating hydrocarbon-based waste-to-energy plants and licensing. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of readily available solid waste from landfills, while providing a cost effective, clean energy alternative to fossil fuels worldwide.

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

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2007 and 2006
 (Unaudited)

Although we no longer provide technical assistance to the project owner of our two Thermal Gasifiers™ in Italy, built in 2004, we continue to utilize those units in our sales and marketing efforts during 2007 and as commercial proof of process of our technology. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the period ended September 30, 2007.

During September 2005, we entered into a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which we agreed to sell the assets which comprise our helium and gas processing facilities and operations to Midstream. On March 7, 2006, we closed the Purchase and Sale Agreement and sold those assets. The results of operations of our helium and gas processing facilities and operations through the date of the closing are shown as income from discontinued operations in our statement of operations. The gain on the sale of our helium and gas processing facilities and operations is shown as gain on sale of assets in our statement of operations.

Critical Accounting Policies

The financial statements include the accounts of Nathaniel Energy Corporation and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on net income or loss.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at September 30, 2007 is zero.

The Thermal Gasifiers™ which are built, owned and operated are valued at cost. Thermal Gasifiers™ built as part of a joint venture arrangement are valued at cost, reduced by any contractual exposure to penalties contained in a contract which could be incurred if our Thermal Gasifiers™ do not perform in accordance with contractual specifications. The Thermal Gasifier™ inventory value at September 30, 2007 is zero.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and nine months ended September 30, 2007 and 2006, we incurred costs for outside resources and expensed $2,000 and $4,151, and $70,776 and $43,393 respectively.

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

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2007 and 2006
(Unaudited)
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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee ("tipping fees") and secondly from the sale of processed TDF. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of tire-derived-fuel sold. Sales returns are reprocessed and added back to the existing production of tire-derived-fuel. Sales returns are booked based on the Company’s historical experience.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of September 30, 2007.

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

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2007 and 2006
(Unaudited)

2. Notes Payable

On April 4, 2007 and April 16, 2007 we borrowed $100,000 and $200,000 respectively from our major shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets. See Note 7, Subsequent Events.

3. Related Party Transactions

The Board of Directors of Nathaniel Energy Corporation was advised on July 27, 2007 Richard C. Strain sold 46,000,000 shares of common stock of Nathaniel, representing approximately 50.7% of Nathaniel’s issued and outstanding shares of common stock to Vista International, Inc. The Board was also advised that the sale was effectuated under a Stock Purchase Agreement dated July 13, 2007 between Richard Strain and Vista and that Vista has pledged shares of Nathaniel’s common stock it purchased to Mr. Strain as collateral to secure Vista’s payment obligations under the promissory note. Certain officers and directors of Nathaniel are also officers and directors of Vista.

4. Economic Dependency - Major Customer

One customer accounted for approximately 33% and 26%, and 37% and 32% of our total revenue for the three and nine months ended September 30, 2007 and 2006, respectively.

5. Common Stock

During the three months ended September 30, 2007 Vista International, Inc., a related party, contributed $245,000 to us for working capital in exchange for 2,450,000 shares of our common stock or $0.10 per share. At September 30, 2007 we have reflected those shares as common stock to be issued at par value and as additional paid in capital on our balance sheet.

Nathaniel Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2007 and 2006
(Unaudited)

6. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, alternative energy and tire fuel processing. The location and use of our facilities are shown as follows:

- the alternative energy engineering in Englewood, Colorado and
- the tire fuel processing operation in Hutchins, Texas and corporate offices in Englewood, Colorado.

For the nine months ended September 30, 2007:
	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$327,660	--	--	$327,660
Significant non cash expenses- depreciation and amortization	$202,255	$74,836	--	$277,091
Net loss	$(1,663,508)	$(155,980)	--	$(1,819,488)
Capital expenditures	$9,532	--	--	$9,532
Total assets as of September 30, 2007	$912,903	--	--	$912,903

For the nine months ended September 30, 2006:

	Fuel Processing	Alternate Energy	Discontinued Operations	Total
Revenue	$900,975	--	--	$900,975
Significant non cash expenses- depreciation and amortization	$231,885	$74,835	--	$306,720
Net income (loss)	$5,275,254	$(566,892)	$193,428	$4,901,790
Capital expenditures	$38,974	--	--	$38,974
Total assets as of September 30, 2006	$2,186,012	$200,414	--	$2,386,426

7. Subsequent Events

On October 4, 2007, we received an extension of time until November 30, 2007 from Mr. Strain within which to repay two promissory notes along with accrued interest which were due September 30, 2007. The two promissory notes are dated April 4, 2007 and April 16, 2007 in the amounts of $100,000 and $200,000, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations.

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to implement our business plan.
•	Our ability to finance and complete planned projects and facilities upgrades.
•
Our ability to execute our business plan and commercialize the Thermal Gasifier™ technology, including building Thermal Gasifiers™ that meet customers' specifications and that meet local regulatory environmental and permit requirements.

•	Risks related to dependency on a small number of customers.
•	Our ability to satisfy our customers' expectations.
•	Our ability to employ and retain qualified management and employees.
•	Changes in government regulations which are applicable to our business including rules related to use of TDF under the Clean Air Act.
•	The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
•	Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
•	Changes in domestic and global regulation related to greenhouse gas and carbon emissions.
•	The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
•	Our ability to pay debt service on loans as they come due.
•	Our ability to generate sufficient cash to pay our creditors.
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

Company Overview

We are committed to being a leader in the WTE and renewable energy industries. At a time when world-wide demand for electricity stretches both generating and transmission capacity and energy security threatens economic growth, we seek to provide clean, sustainable and profitable solutions to these problems. We are an “Environmental Partner” developing and leveraging synergistic technologies, diverting readily available solid waste from landfills to the generation of clean and economical energy. We are also engaged in developing strategic collaborative partnerships for research, development and commercialization of technologies that provide clean high value carbon neutral fuels. The primary focus of these partnerships will be the commercialization of technologies that either eliminate or reduce carbon emission, claimed to contribute to global warming.

As we advance the “state-of-the-art” in WTE technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies to build, own and operate small distributed WTE plants. The characteristics of our ideal project are a combination of high energy demand and cost with on-site generation of large volumes of hydrocarbon based waste. Whether through joint-venture or licensed partner, we expect to develop efficient WTE infrastructures “inside the fence.” These projects reduce the environmental impact from waste disposal, and reduce dependence on fossil fuels while producing clean economical energy from that waste. The primary focus of our solutions is to reduce air born carbon emission that would otherwise be generated by disposing of waste in landfills or fossil fuel produced energy. We also expect to take advantage of carbon reduction credits to finance WTE projects that would not have been built without the benefit of those credits.

We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships. Through participation in commercially viable WTE projects co-located with biofuels/alcohol research and development we expect to utilize the “producer gas” generated by the Thermal Gasifier ™ to produce other chemical by-products including alcohols.

Some of our WTE plants may have a sustainable supply of waste fuels available from the host/customer with no additional fuel needed. Other facilities may require additional fuel to utilize installed generation capacity, or they may need supplemental fuel to raise the average fuel grade (heating value) or the volume of fuel needed to efficiently operate the technology. We expect to use our knowledge of tire fuel processing operations to furnish tire-derived-fuel, if available, to those WTE plants that need supplemental fuel for those facilities. The tire fuel processing division will continue to expand and grow with the addition of new tire processing facilities. We will take advantage of our existing expertise in fuel procurement to increase throughput at various tire fuel processing facilities as we expand, create new markets for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of WTE solutions.

On March 7, 2006 we sold substantially all of the assets that comprise our helium and gas processing facilities and operations to Midstream Energy Services, LLC pursuant to a Purchase and Sale Agreement signed in September 2005. Revenue generated from our discontinued operations, the helium and gas processing business, provided operating and capital funds for improving our current tire fuel processing operations, in addition to, furthering the commercialization of our Thermal Gasifiers™. By improving and advancing our fuel processing division and furthering the commercialization of our patented technology, we plan to secure hydrocarbon-based WTE projects through our subsidiary Cleanergy, Inc. During the first quarter 2005, we formed Cleanergy, Inc., a Delaware corporation, as a wholly owned subsidiary for the purpose of advancing our business plan to commercialize our Thermal Gasifier™ technology. Cleanergy has had no activity to date.

The tire fuel processing facility improvements and expansion which began in 2005 provided the foundation to model the tire processing facility on a global basis. The facility is strategically located less than a mile from the third largest train intermodal station in the nation and is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. During 2006, subsequent to the completion of our equipment installation and site improvements we increased the production and the volume of waste tires we process. We realized higher tipping fee revenues during 2006. The improvements enabled us to continue to increase revenue and cash flow from this operation through the first quarter of 2007. During the second quarter of 2007, the facility was closed for cleanup and site improvement. During July 2007, the facility reopened and commenced accepting waste tires and producing TDF.

On August 1, 2007, we appointed new officers and management with no management transition. The previous chief executive officer terminated all our employees prior to vacating his position on July 31, 2007 thereby preempting any attempt to transition to a new management team. The actions take by the previous chief executive officer was a violation of our stated “limits of authority” policy. New management successfully retained all terminated employees.

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down.

The equipment failure and resulting business interruption were believed to be covered by insurance; however, the equipment insurance policy had been cancelled. Management was advised by the issuer that the policy had been cancelled in July 2007 for nonpayment of premiums. As a result of the insurance cancellation, we could not claim an estimated $110,000 of repair and business interruption costs. We subsequently obtained adequate equipment insurance from another carrier during the period.

We operate the tire fuel processing facility under permit with the Texas Commission on Environmental Quality, which expires in December 2007. We prepared our application for renewal of that permit and submitted the application on October 17, 2007.

We expect to continue to improve our tire handling and product delivery capabilities to increase the efficiency and capacity of the facility. We expect to place orders for new tire shredding equipment during the fourth quarter of 2007 with expected delivery in early 2008. As a result of the long lead time on this new equipment and additional time to install, we do not expect the tire processing facility to be fully operational until the first quarter of 2008.

As of September 30, 2007, we have accrued $139,000 of expense for scrap and unusable waste tire removal.

During the three and nine months ended September 30, 2007, we generated $23,345 and $327,660 or 100% of our revenue from our tire fuel processing division. We have recognized no revenue from our Thermal Gasifier™ business segment during the three and nine months ended September 30, 2007.

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology through hydrocarbon-based WTE projects. We plan to focus the majority of our resources on this business operation.

We are actively involved in ongoing business development activities and historically, we have not had difficulty finding potential project opportunities. Currently the company is in the process of evaluating certain project opportunities and providing detailed proposals for selected qualified projects. We are currently in the process of completing a feasibility study for a WTE project in China. We expect to build, own and operate that project. The total waste material handled daily is expected to be approximately 1,600 tons during the first phase of deployment.

Worldwide, industries and municipalities seek solutions for diverting solid waste from landfills, lower cost and clean energy alternatives to fossil fuels and solutions which reduce carbon emission. Demand for these solutions is growing. A key to our success will be qualifying and wisely choosing among project opportunities and focusing our resources on projects with the greatest chance of success and returns for stockholders.

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

Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Nathaniel Energy for the first three quarters of 2007. The quarterly operating results are not necessarily indicative of future results of operations.

				Three Months Ended (unaudited)
	March 31, 2007	June 30, 2007	September 30, 2007	September 30, 2006	September 2007 vs. 2006 Increase (decrease)
					$	%
Revenue	$208,197	$96,118	$23,345	$350,716	$(327,371)	(93)%
Cost of revenue	339,227	383,798	340,746	362,671	(21,925)	(6)%
Gross loss	(131,030)	(287,680)	(317,401)	(11,955)	(305,446)	(2,555)%

Selling, general and administrative expense	361,114	332,312	263,918	391,338	(127,420)	(33)%
Research and development	68,776	--	2,000	4,151	(2,151)	(52)%
Total operating expenses	429,890	332,312	265,918	395,489
Operating loss	(560,920)	(619,992)	(583,319)	(407,444)

Interest income (expense), net	(3,382)	(10,350)	18	4,353
Impairment loss	--	--	(89,097)	--
Gain on disposal of equipment	8,181	18,481	20,892	--
Loss from continuing operations before income taxes	(556,121)	(611,861)	(651,506)	(403,091)
Gain on sale of assets, net of tax	--	--	--	78,528
Net loss	$(556,121)	$(611,861)	$(651,506)	$(324,563)
Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted-average common shares outstanding-diluted	90,731,596	90,731,596	90,731,596	90,731,596
Shares outstanding at end of period	90,731,596	90,731,596	90,731,596	90,731,596

For the three months ended September 30, 2007 our revenue decreased by $327,371 or 93% to $23,345 from $350,716 during the three months ended September 30, 2006. This decrease is due primarily to two reasons. During the third quarter 2006, our tire fuel processing operation significantly increased production and delivery of tire derived fuel to our customer and increased its acceptance of waste tires and resulting tipping fee revenue. During the third quarter 2007, we used our workforce to clean up the facility and prepare for the re-permitting process with the State of Texas. In addition, during August 2007, we had accidental damage to our tire shredding equipment. The cost to repair the damage is approximately the cost of new equipment. Management decided that new equipment should be purchased instead of repairing the existing equipment. Delivery lead time on new equipment is approximately three months. We do not expect to have the tire fuel processing facility in full operation until the first quarter of 2008. We have operated a portion of the equipment to produce partial shred tires. We could not accept additional waste tires during the quarter due to clean up operations and limitation on the quantity of partial tire shreds we could store. These shreds do not constitute tire-derived fuel and could not be sold to our customer. As a result, both tipping fee and TDF revenue decreased by $244,371 during the third quarter 2007 from the same quarter in 2006. In addition, during the third quarter 2006, we recognized revenue of approximately $83,000 on a waste tire reclamation project awarded us by the State of Texas. We had no tire reclamation project revenue during the third quarter 2007. The tire fuel processing division generated all of our revenue during the third quarter of 2007 and 2006.

During the nine months ended September 30, 2007 revenue decreased $573,315 or 64% from $900,975 to $327,660. The decrease is primarily due to clean up operations on our tire fuel processing facility during the second and third quarter of 2007 and accidental damage to our tire shredding equipment in August 2007, which halted the acceptance of waste tires on which we realize tipping fee revenue and production of TDF which we sell as fuel to our customer. Revenues from tipping fees and sale of TDF decreased by $490,315 from $817,975 for the nine months ended September 30, 2006 to $327,660 for the nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2006, we recognized revenue of approximately $83,000 on a waste tire reclamation project awarded us by the State of Texas. We had no tire reclamation project revenue during the third quarter 2007 resulting in a decrease in revenue of $83,000.

During the three months ended September 30, 2007, cost of revenue decreased by $21,925 or 6% to $340,746 from $362,671 for the three months ended September 30, 2006. This decrease is primarily due to a reduction in payroll and payroll related costs due to a reduction in workforce and overtime cost incurred at the tire processing facility, a decrease in non-reoccurring outside service expense incurred during 2006 on a waste tire reclamation project, offset by an increase in reserves for scrap and site clean up.

During the nine months ended September 30, 2007, cost of revenue increased by $258,772 or 32% to $1,063,771 from $804,999 for the nine months ended September 30, 2006. The increase in cost of revenue is primarily due to increased costs of equipment repair and maintenance of approximately $103,000 and reserves for scrap and site clean up of approximately $178,000. These cost increases were partially offset by a reduction in payroll and payroll related expenses of approximately $33,000 due to a reduction in workforce and overtime costs.

Gross loss for the three months ended September 30, 2007 was $317,401, an increase in gross loss of $305,446 or 2555% compared to gross loss of $11,955 for the three months ended September 30, 2006. The increase in gross loss is due primarily to our decrease in revenue which contributed $327,371 to our increase in gross loss, offset by a decrease in cost of revenue of $21,925.

Gross loss for the nine months ended September 30, 2007 was $736,111, an increase of $832,087 or 867% compared to gross income of $95,976 for the nine months ended September 30, 2006. The increase is gross loss for the three months ended September 30, 2007 is due to a reduction in revenue from our tire fuel processing operation of $573,315 and an increase in cost of revenue of $258,772.

Total selling, general and administrative expenses decreased by $127,420 or 33% from $391,338 for the three months ended September 30, 2006 to $263,918 for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses for the three months ended September 30, 2007 is due primarily to a decrease in headcount and payroll and payroll related expenses of approximately $131,000.

For the nine months ended September 30, 2007, selling, general and administrative expenses decreased by $406,237, a 30% decrease from $1,363,581 for the nine months ended September 30, 2006 to $957,344. The decrease is primarily due to a decrease in payroll and related employee expenses of approximately $259,000 due to reduction in headcount and payroll and payroll related expenses and a reduction of bonus expense. In addition, legal and accounting expenses decreased by approximately $137,000 from the nine months ended September 30, 2006, which had been incurred during the prior year for transaction related expenses from the sale of our helium and gas processing assets.

Net interest income decreased by $4,335 from $4,353 for the three months ended September 30, 2006 to $18 for the three months ended September 30, 2007 due primarily to the reduction of our investment of excess cash in temporary interest bearing deposit accounts. Net interest expense decreased by $86,599 from $100,313 for the nine months ended September 30, 2006 to $13,714 for the nine months ended September 30, 2007 due primarily to payment of the majority of our interest bearing debt from the proceeds on the sale of our discontinued operations during the first quarter of 2006.

Impairment loss of $89,097 for the three and nine months ended September 30, 2007 represents the write off of intangible assets consisting of the cost of engineering drawings and blueprints related to the Thermal Gasifiers ™ installed in Italy. We are in the process of engineering changes to and improvements in the configuration and design of our Thermal Gasifier ™. These costs are expensed as incurred. In management’s opinion, the value of these intangible assets given the current engineering effort, is nominal.

Income from discontinued operations decreased from $193,428 for the nine months ended September 30, 2006 to $-0- for the nine months ended September 30, 2007 due primarily to the sale of the helium and gas facilities and operations to Midstream Energy Services, LLC on March 7, 2006. As a result of the sale, we recognized no income or expense from discontinued operations during the nine months ended September 30, 2007.

Gain on sale of assets, net of tax represents a gain of $78,528 and $6,119,673 for the three and nine months ended September 30, 2006, respectively, from the sale of our helium and gas processing facilities and operations to Midstream Energy Services, LLC on March 7, 2006. The gain is net of $759,000 of income tax expense. We recorded a deferred tax benefit of $759,000 during the fourth quarter of 2005 due to our expected use of approximately $2,000,000 of our net operating loss carry forward from 2005 and prior fiscal years along with losses we expected to incur during 2006 to offset the estimated 2006 gain resulting from the sale of the helium and gas processing operations’ assets. The reversal of the deferred tax benefit was included in gain on sale of assets, net of tax, during the first quarter of 2006.

Net loss increased by $326,943 to $651,506 for the three months ended September 30, 2007 from a net loss of $324,563 for the three months ended September 30, 2006 due primarily to an increase in our loss from continuing operations of $248,415 and a reduction in gain on sale of assets of $78,528.

Net loss increased by $6,721,278 to $1,819,488 for the nine months ended September 30, 2007 from net income of $4,901,790 for the nine months ended September 30, 2006 due primarily to the reduction on gain on sale of the helium and gas processing facilities and operations of $6,119,673, reduction of income from discontinued operations of $193,428 and an increase in our loss from continuing operations of $408,177.

Liquidity and Capital Resources

As of September 30, 2007 we owed $138,125 to financial institutions under installment notes with an average interest rate of 4.3%, all of which is secured by equipment or software. In addition, we have $500,000 of notes payable with an interest rate of 9% which is secured by our assets.

The remaining indebtedness consists of miscellaneous unsecured notes to unaffiliated third parties of $133,760.

The following is a summary of Nathaniel Energy's cash flows sources (uses) from operating, investing, and financing activities during the periods indicated:

	Period ended September 30,
	2007	2006

Operating activities	$(946,365)	$(1,326,609)
Investing activities	57,431	14,967,209
Financing activities	631,066	(13,099,468)

Net effect on cash	$(257,868)	$541,132

For the period ended September 30, 2007, the net change in cash used in operating activities of $946,365 is due primarily to net loss of $1,819,488 which is offset by non-cash depreciation and amortization expense of $277,091 and non-cash impairment loss of $89,097; a decrease in accounts receivable of $106,457; and an increase in accounts payable and accrued expenses of $326,497.

For the period ended September 30, 2007, the net change in cash provided by investing activities of $57,431 is primarily due to proceeds of $66,963 from the sale of unused equipment and vehicles.

For the period ended September 30, 2007, the net change in cash provided by financing activities of $631,066 is due to principal repayments of debt of $113,934 offset by issuance of notes of $500,000 and $245,000 received for common stock to be issued.

For the period ended September 30, 2006, the net change in cash used in operating activities of $1,326,609 is due primarily to a net income of $4,901,790, non-cash income tax expense of $759,000, depreciation and amortization expense of $306,720 and an increase in accounts payable and accrued expenses of $108,279 offset by gain on sale of assets included in net income of $6,119,673 and the negative net effect on cash from discontinued operations of $1,277,956.

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

As of September 30, 2007, we have negative working capital of $1,761,009. The company’s negative working capital balance is due primarily to reduced revenues following the sale of the helium and gas processing facilities and assets combined with a loss of revenue from our tire fuel processing operations. Included in the calculation of our working capital deficit is an unsecured promissory note of $70,000, payable upon our receipt of payment for the Thermal Gasifiers™ delivered for our customer in Italy during 2005. The obligation is expected to be extinguished out of future cash flows resulting from collection, if any, due us.

Nathaniel Energy had a cash balance of $-0- at September 30, 2007. The current cash on hand and revenue is insufficient to sustain our current operations during the fourth quarter 2007. Vista International, Inc., our new majority shareholder, has provided working capital for our ongoing operations during the current quarter. We expect to secure additional equity capital from Vista International, Inc. during the remainder of 2007 for engineering and market development of our Thermal Gasifier™ , capital improvements and to fund ongoing operations. We cannot assure that we will be able to obtain any capital investment we seek, and if we do, we cannot predict the terms and conditions upon which that capital will be available to us.

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
During the third quarter, the number of directors on the company’s board of directors was increased from two members to four members. During October 2007, two members of the board of directors were discharged and replaced by a new board member, bringing the number of members on our board to three members. There was no other change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 24, 2007, Nathaniel Energy Corporation, received confirmation of a new contract to deliver Tire Derived Fuel (“TDF”) from its Hutchins, Texas tire recycling facility to Energis LLC. Energis LLC provides the fuel to its parent company, Holcim (US), Inc., which owns and operates cement producing facilities internationally. The TDF will be used by a Holcim facility in Midlothian, Texas. The effective date of the contract is September 1, 2007. The contract is renewable on an annual basis and provides for periodic increases in the price of TDF we deliver.

Item 6. Exhibits.
(a) Exhibits.
3.1 Change in Board of Directors*
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes documents filed as an exhibit to our Current Report on Form 8-K dated July 30, 2007, September 31, 2007 and October 16, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHANIEL ENERGY CORPORATION
(Registrant)

Date: November 14, 2007
	By:	/s/ Barry J. Kemble
Barry J. Kemble
Chief Executive Officer
Nathaniel Energy Corporation