Form 10KSB
period 2007-12-31
Vista International Technologies Inc
filed 2008-05-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC. (formerly Nathaniel Energy Corporation)
(Name of small business issuer as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

Vista International Technologies, Inc.'s revenues for its most recent fiscal year (2007): $337,168

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 28, 2008 was $2,876,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 28, 2008 is 97,031,893 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

VISTA INTERNATIONAL TECHNOLOGIES, INC.

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

•	Risks related to dependency on a small number of customers.
•	Our ability to satisfy our customers' expectations.
•	Our ability to employ and retain qualified management and employees.
•	Changes in government regulations which are applicable to our business including rules related to use of TDF under the Clean Air Act as well as the new Energy Independence and Security Act 2007.
•	The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
•	Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
•	Changes in domestic and global regulation related to greenhouse gas and carbon emissions.
•	The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
•	Our ability to pay debt service on loans as they come due.
•	Our ability to generate sufficient cash to pay our creditors.
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

Part I

Item 1. Description of Business.

General

We are committed to being a leader in the waste to energy (WTE) and renewable energy industries. At a time when world-wide demand for electricity stretches both generating and transmission capacity and energy security threatens economic growth, we seek to provide clean, sustainable and profitable solutions to these problems. We are an “Environmental Partner” developing and leveraging synergistic technologies, diverting readily available solid waste from landfills to the generation of clean and economical energy. We are also engaged in developing strategic collaborative partnerships for research, development and commercialization of technologies that provide clean high value carbon neutral fuels. The primary focus of these partnerships will be the commercialization of technologies that either eliminate or reduce carbon emission, claimed to contribute to global warming. Our main technical effort is on the proprietary patented technology, the Thermal Gasifier™, which is a multi-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and most any other solid, hydrocarbon-based material into clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union emission regulations.

As we advance the “state-of-the-art” in WTE technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies to build, own and operate distributed WTE plants. The characteristics of our ideal project are a combination of high energy demand and cost with on-site generation of large volumes of hydrocarbon based waste. Whether through joint-venture or licensed partner, we expect to develop efficient WTE infrastructures “inside the fence.” These projects reduce the environmental impact from waste disposal, and reduce dependence on fossil fuels while producing clean economical energy from that waste. The primary focus of our solutions is to reduce air born carbon emissions that would otherwise be generated by disposing of waste in landfills or fossil fuel produced energy. We also expect to take advantage of carbon reduction credits to finance WTE projects that would not have been built without the benefit of those credits.

We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships. Through participation in commercially viable WTE projects co-located with biofuels/alcohol research and development we expect to utilize the “producer gas” generated by the Thermal Gasifier ™ to produce other chemical by-products including alcohols as alternative fuels. During 2008, we expect to conclude an agreement with a provider of a catalytic process to convert our producer gas into a high grade alcohol. In addition, we expect to engineer the interface between our Thermal Gasifier™ and the catalytic process and build a pilot facility for the combined processes.

Tire Fuel Processing Operation

Since 1999 we have operated a tire fuel processing facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire processor and tire storage facility. We are paid a tipping fee (fee paid per tire received) for accepting waste tires. We process the waste tires into tire-derived-fuel at our facility. We sell the TDF product from our tire fuel processing operation to one major user, our primary customer, Geocycle, US, a wholly owned subsidiary of a large cement company located in Texas, which uses the tire-derived-fuel for firing its kilns, thereby displacing equal amounts of coal.

The tire fuel processing facility improvements and expansion which began in 2005 provided the foundation to model the tire processing facility on a global basis. The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas metro area. During 2006, subsequent to the completion of our equipment installation and site improvements we increased the production and the volume of waste tires we process. We realized higher tipping fee revenues during 2006. The improvements enabled us to continue to increase revenue and cash flow from this operation through the first quarter of 2007. During the second quarter of 2007, the facility was closed for cleanup and site improvement. During July 2007, the facility reopened and commenced accepting waste tires and producing TDF.

On August 1, 2007, we appointed new officers and management with no management transition. The previous chief executive officer terminated all our employees prior to vacating his position on July 31, 2007 thereby preempting any attempt to transition to a new management team. New management successfully retained all terminated employees. In addition, new management tested and improved controls surrounding the security of our management and financial information systems to insure the integrity of the Company’s records.

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. The equipment failure and resulting business interruption were believed to be covered by insurance; however, the equipment insurance policy had been cancelled. New management was advised by the issuer that the policy had been cancelled in July 2007 for nonpayment of premiums by prior management. As a result of the insurance cancellation, we could not claim an estimated $110,000 of repair and business interruption costs. We subsequently obtained adequate equipment insurance from another carrier during the period.

At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of December 31, 2007. We expect to place orders for new tire shredding equipment during the second quarter of 2008 with expected delivery in the third quarter of 2008. As a result of the long lead time on this new equipment and additional time to install, we do not expect the tire processing facility to be fully operational until the third quarter of 2008.

During 2007, we spent considerable effort preparing for the installation of new equipment for the processing of tire derived fuel. Simultaneously, we are continuing to remove non useable material from the site as part of the Texas permit renewal process for the tire processing facility. We expect the tire fuel processing division to continue to expand and grow profitably with the addition of new tire processing equipment.

We operate the tire fuel processing facility under permit with the Texas Commission on Environmental Quality, which expired in December 2007. We prepared our application for renewal of that permit and submitted the application on October 17, 2007. The TCEQ allows us to continue to operate under our current permit while we are in the permit renewal process through May 19, 2008. At this time the Company has submitted a request to the TCEQ to extend the period of time to complete the work necessary for the permit renewal.

We will take advantage of our existing expertise in fuel procurement to increase throughput at various tire fuel processing facilities which we may acquire as we expand, create a new market for our tire-derived-fuel (as environmental regulations tighten up on our current customers) and position us as a “turn key” provider of WTE solutions.

During the year ended December 31, 2007, our tire fuel processing business generated 100% of our total revenue.

Thermal Gasifier™ Technology Operations

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources are focused on this business model.

During 2007 we made further advances in the design of the next generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our hands-on engineering and operating experience gained from our efforts to implement a functioning WTE facility in Italy during 2004 and 2005.

We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the year ended December 31, 2007.

Our vision is to be an industry leader, innovating, developing, commercializing and operating renewable energy and waste to energy technologies and projects.

Company Mission

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. Through ongoing research and development of our proprietary technologies, we are positioning to be a leader in the waste to energy (WTE) and renewable energy markets. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal systems while providing clean alternative energy comparable to that of fossil fuels.

Company Operations

Current Operations

Vista International Technologies Inc. is presently divided into two business segments:

•	Renewable energy and waste to energy (WTE) utilizing our Thermal Gasifier™ technology, and

•	Tire derived fuel processing providing an alternative fuel supply from waste tires.

The company has been in the TDF processing business since 1997 and has operated a 27 acre TDF processing facility in Hutchins, Texas since 1999. The TDF facility shreds whole passenger tires into 1½ inch and smaller “chips” for use as fuel in various industrial processes. In 2007, our facility received a total of 4,978 tons, approximately 497,851 passenger car tires, and processed 4,991 tons of TDF for sale to our industrial customer for use as fuel in their cement kilns. Our future plans call for a portion of the TDF produced annually to be used to augment and support commercialization of the Thermal Gasifier™ WTE business.

Description of Thermal Gasifier™ Technology

The company’s proprietary patented technology, the Thermal Gasifier™, is a multi-stage gasification system designed to efficiently convert “waste” materials from industrial, commercial, residential and agricultural sources into clean economical energy while exceeding the most stringent Environmental Protection Agency (EPA) and European Union (EU) emission standards.

The Company’s Thermal Gasifier™ is a closed, continuous flow, multi-stage gasification module. The Thermal Gasifier™ is designed to efficiently convert hydrocarbon feedstock containing solids such as used tires or tire-derived fuel (TDF), municipal and industrial solid waste streams (MSW) also known as refuse-derived-fuel (RDF), municipal sewage sludge solids (MSSS), wood waste, and agricultural waste to a producer gas comprised primarily of hydrogen, carbon monoxide, carbon dioxide and residual ash (approximately 10% by weight of the feedstock on average) by a process called gasification.

Most of these feedstocks require some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weigh belts and air locks to ensure an accurately metered supply of fuel is introduced while preventing the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a producer gas, which is then drawn off to a separate chamber to be fully oxidized (combusted) at temperatures at or above 3,000° Fahrenheit.

The Thermal Gasifier™ multi-stage gasification and oxidation process is designed to efficiently recover the greatest percentage of available energy possible while generating very small quantities of environmental pollutants. The Thermal Gasifier's™ high temperatures destroy 99.9% of hazardous air pollutants emitted from refuse-derived-fuel and tire-derived-fuel including polychlorinated biphenyls (PCBs), dioxins, and furans. Most remaining gaseous pollutants are captured by scrubbers, catalytic reduction, or other pollution control equipment with the remaining pollutants falling well below EPA and EU limits.

Environmental Testing

In May 2000, Bord na Mona Environmental Limited, a Republic of Ireland-based environmental management company working independently on behalf of the company, conducted a comprehensive environmental test on the Thermal Gasifier™ as part of a demonstration in Dundalk, County Louth, Republic of Ireland. Bord na Mona concluded the Thermal Gasifier™ met and surpassed existing and, at that time, pending EU directive limits for all pollutants of concern. Management believes it significant that independent testing verified the efficacy of the Thermal Gasifier™ and confirmed the technology produces pollutant emissions significantly below allowable EU limits.

Marketable Products

The company will produce numerous marketable products through our Thermal Gasifier™ operations and our TDF processing operations.

The Thermal Gasifier™ technology is uniquely suited for the renewable energy and especially the WTE business segment. Because it is a truly multi-fuel system, we enjoy tremendous flexibility in its application. In addition, the Thermal Gasifier™ generates multiple beneficial use products.

Products include:

•	Heat/Steam - produced during gasification production, and oxidation/combustion of producer gas. This heat is available for use in heating and cooling of adjacent buildings or for generation of steam.

•
Electricity - generated through addition of gas turbine generator, or boiler and steam turbine generator, or integrated combined cycle generator, to the Thermal Gasifier™. Electricity is available for use on-site or sale to the local utility electrical grid.

•
High octane fuel - produced when the producer gas is cleaned to remove elements other than hydrogen and carbon monoxide forming a Syngas and introduced into a catalytic conversion process which generates an alcohol with the intent to use as an alternative liquid fuel.

Marketability of the individual products depends upon local demand and our ability to further process and distribute them at competitive prices. We expect that these market demands will drive the configuration of the Thermal Gasifier™ in such a way as to maximize project profitability and will vary from location to location.

During 2007 we generated no revenue from the sale of Thermal Gasifiers TM or from the sales of any products generated by the operation of a Thermal Gasifier TM.

TDF Processing

Our TDF processing operation in Hutchins, Texas provides valuable services to industry, government and the local communities while simultaneously producing a marketable product. The facility is permitted by the TCEQ as a waste tire storage facility and as a used tire processor and recycler. We accept used passenger vehicle tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” as a disposal charge. This service diverted more than 497,000 tires from landfills in the Dallas, Texas area during 2007.

The tires are processed upon receipt through a continuous loop shredding system designed to reduce the tires to 1½ inch and smaller rubber chips, known as tire-derived-fuel (TDF). Following processing, the TDF is temporarily stored on site awaiting transportation to the end user. During 2007, we produced 4,991 tons of TDF, all of which we sold to Geocycle US, an alternative fuel buyer for Holcim, Inc., a major Dallas area cement producer who uses TDF as an alternative fuel in its cement kiln.

During 2007, we generated $337,168 in gross revenue from TDF processing operations with $120,932 generated from TDF sales and $216,236 generated from tipping fees and other sales. Our total cost of revenue for TDF processing operations during the same period was $1,893,494 resulting in a gross loss of $1,556,326 or 462% negative gross margin for 2007. TDF processing operations accounted for 100% of our total revenue during 2007.

Business Model

The company is presently divided into two business segments; renewable energy through waste-to-energy plants utilizing our Thermal Gasifier™ technology and tire fuel processing providing an alternative fuel supply from waste tires.  Going forward we will build on our present organization and take advantage of existing strengths.

Our business goal is to generate the majority of our revenue from waste to energy (WTE) projects. In support of this goal, we have focused the majority of our resources on engineering and project development activities in an effort to continuously improve and fully commercialize the Thermal Gasifier™ technology. In addition, we intend to seek out technologies complementary to the Thermal Gasifier™ and build strategic relationships to further enhance our renewable energy offerings.

We plan to deploy our patented technology, the Thermal Gasifier™, by building, owning and operating waste-to-energy plants on our own or with joint venture partners.

Our plan is to seek qualified projects where the company can build, own and operate waste-to-energy plants. Secondarily, we would identify potential joint venture partners to utilize our technology where we will become an ongoing participant in the project. Our joint venture percentage ownership will vary with each venture. We will evaluate joint venture partners who possess one or more of the following attributes: financial capability to cover the project’s development and capital costs, governmental resources to assist in permitting and provide technical expertise, and host business applications that will support a successful operation. We have not generated any revenue from licensing or joint ventures to date.

Research & Development

During 2007, we spent approximately $70,826 with third parties for research and development related to our Thermal Gasifier™ technology and approximately $127,000 in engineering salaries dedicated to internal product development. During 2006, we spent $55,861 for research and development and approximately $255,000 in engineering salaries. We are engaged in continuous improvement of the Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy to undertake “third generation” redesign of the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”. We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships. Through participation in commercially viable WTE projects co-located with biofuels/alcohol research and development we expect to utilize the “producer gas” generated by the Thermal Gasifier ™ to produce other chemical by-products including alcohols as alternative fuels.

Intellectual Property

We own three U.S. patents; the latest issued in March 2003, and have two U.S. and two European patents pending.

Our two initial patents apply to the construction methodology and design of our Thermal Gasifier™ and were issued in 1993 and 1994. These patents expire in 2011 and 2012, respectively. One additional patent for our gasifier system and method of gasification was issued in 2003 and expires in 2018. Our patents cover the design of a fuel efficient dual gasification chamber and a unique computerized method of mixing air with combustible gas.

We also have two US patent applications pending. One, filed during 2002, relates to improvements in our gasifier system which reduces air and water pollutants and the second, filed in 2004, relates to our oxygen-based biomass gasification system and controls. In addition, two European patent applications are currently pending on our gasifier system and method of gasification and on our oxygen-based biomass gasification system.

Government Approval / Environmental Laws and Regulation

Operation of a Thermal Gasifier™ and a TDF processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating our environmental compliance are the U.S. Environmental Protection Agency, Department of Environmental Quality and comparable regulatory agencies and departments in the states and foreign countries where we establish operations. We are subject to the air quality programs under federal and state law.

Our tire fuel processing operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007 but a permit renewal has been submitted and is in process for approval allowing for continued operation. We continue to maintain our fuel processing facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility. At this time the Company has submitted a request to the TCEQ to extend the period of time to complete the work necessary for the permit renewal. During 2007, we expensed approximately $798,000 related to the disposal of un-salable tire shreds and waste material.

We believe these laws and regulations will not have a material adverse effect on our capital expenditures or competitive position. We believe that our technology complies, in all material respects, with the various federal, state, and local regulations that apply to its current and proposed operations.

Market Opportunity

The new Energy Independence and Security Act of 2007, calls for the accelerated deployment of renewable energy technologies as well as new energy efficiency standards. Importantly, it prohibits oil companies from restricting the sale of alternative fuels which will allow gas station owners to install more pumps for alternative fuels. This Act boosts the requirements for renewable fuels use to 36 billion gallons by 2022 much of this is required to be “advanced biofuels” - defined as fuels that cut greenhouse gas emissions by at least 50%.

In the waste to energy market a significant focus has been placed on the generation of electricity through the combustion of the solid waste in turn providing heat to generate steam and ultimately producing electricity. Alternatively, the solid waste can be gasified and the produced gas can be combusted to ultimately generate electricity. The key market drivers are the need for electricity and the price for the electricity. In many instances unless the demand and price for the electricity are high the project is not economically viable compared to traditional fossil fuel generating capabilities. We believe the optimal projects for our Thermal Gasifier™ are not large centralized power production facilities, but smaller (25 to 50 megawatt range) distributed power production facilities either co-located with the waste generator and end user of the power, or located within a short distance of a source of fuel and the end user of the power.

Having an alternative end product other than electricity can offer significantly higher profitability to any project. The company has spent considerable time evaluating synergistic technologies that can be coupled with the Thermal Gasifier™ to increase project return on investment. The fact that our Thermal Gasifier™ has the flexibility to handle a variety of different solid hydrocarbon based waste materials allows us to identify projects that could not be handled by other gasification technologies without considerable design modification and cost.

Demand for the Thermal Gasifier™ technology and creating energy infrastructures or waste-to-energy plants using the Thermal Gasifier™ all increase as traditional energy costs rise. In industries with high energy demands such as chemical plants or refinery operations, grid blackouts or other service interruptions also drive the need for more reliable distributed energy source infrastructures that we can provide utilizing our Thermal Gasifier™ as a dedicated energy infrastructure.

We believe that the demand for our tire fuel processing services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas metropolitan area and deliver TDF to our customer.

According to the Rubber Manufacturers Association (RMA), there are up to 188 million waste tires in stockpiles in the United States. The RMA estimates that in 2005, 299 million tires were scrapped. Of these 299 million tires, about 155 million were used as fuel, 49 million were used in civil engineering applications, and 38 million were recycled.

The use of waste tires for fuel is currently the largest single use of waste tires. Tire-to-energy technology preserves natural resources by utilizing the stored energy in petroleum-based tires. Due to increasing fuel prices and improvements in the quality and reliability of TDF, demand for TDF is expected to continue to grow in the next few years. Management expects however new emission regulations will be enacted reducing the percentage of waste tires used to fuel cement kilns and other industrial applications which could reduce demand for TDF from our tire fuel processing operation in Texas. Alternatively, our Thermal Gasifier™ technology provides a viable method of utilizing waste tires, reducing landfill and stockpile accumulations while generating clean dependable energy and other marketable byproducts in an environmentally friendly manner.

Business Development Activities

We have been involved with a number of international trade missions to introduce our technology to the global markets. Through the association provided by the majority shareholder Vista International, Inc. and its membership on the Renewable Energy and Distributed Generation Task Force of the Asia Pacific Partnership (APP) on Clean Development and Climate, we have developed sales pipeline opportunities for a variety of waste to energy projects in the member countries which include; Australia, Japan, China, India, Canada, South Korea and the United States. Additionally, we have had the opportunity to meet with government officials in Bulgaria through association with the US Department of Commerce on several occasions that allowed us to introduce our technology for waste to energy projects in Southeastern Europe.

During the first quarter of 2008, the company in conjunction with its parent company Vista International, Inc, formally entered into a partnership agreement with Corporate Environmental Society Company (CESCO) of Mexico. The agreement is the subsequent step in the relationship with CESCO which was formed following the announcement of the "Zero Emission Program" for the State of Jalisco, Mexico in late 2004. CESCO is a technical advisory body for multiple state agencies and the private sector created in an effort to promote and distribute energy saving and renewable energy technologies.

Under terms of the agreement, we will develop a basic working business plan for the distribution, marketing, promotion and sale of Vista International Technologies, Inc. and Vista International Inc. technologies and services in Mexico, Central and South America.

We expect to continue discussions in a number of those countries during 2008 with the intent to obtain firm commitments for deployment of our Thermal Gasifiers™. We intend to expand our sales pipeline of qualified hydrocarbon-based WTE projects and begin the development of several of these projects during 2008. However we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

The company will also benefit from a Letter of Intent entered into in the first quarter of 2008 between its parent company Vista International, Inc. and Liberty Ashes Inc., a municipal solid waste collection company located in Queens, NY. The project will encompass the installation of a thermal gasification unit which would be used to provide syngas to produce high octane alcohol. The plant is estimated to handle approximately 250 tons per day of municipal solid waste and produce approximately 25,000 gallons of high octane alcohol per day.

As we expand our business development activities we will attempt to use the waste-to-energy plant in Italy as “proof of process” for our first commercial Thermal Gasifiers™. We expect to focus on forming joint ventures with partners or customers that will benefit from waste-to-energy facilities where there is an urgent need to solve a waste disposal problem and an energy need at a specific host location. The need for a waste disposal option combined with the host’s option to use the total energy output from the Thermal Gasifier™, specifically when the industrial or municipal customer buys 100% of the steam and/or electric output from the project represents a “closed loop” contract arrangement. This arrangement avoids market price risk from the ongoing sale of the energy commodities and contractually matches the energy production obligation directly to the heat content of the disposed waste. Selling the energy commodities at a retail rate to the host enhances the return on a project.

There are several distinct trends pulling our solution into the marketplace, the increasing emphasis on global warming and the reduction of greenhouse gas emission, the increasing interest in waste disposal options, rather than landfill and incineration and a need to contain ever increasing energy costs driven by the dependency on fossil fuels. Our solution diverts waste from landfills, mitigates increasing costs associated with waste disposal, helps reduce our dependency on fossil fuels thereby helping to contain energy costs and reduces carbon and greenhouse gas emissions.

As the market matures, the typical project will be a stand alone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. This will also require contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity or alternative fuels. Local market pricing will have an impact on individual project returns.

Once the market has fully matured, and the “best practices” for operating the Thermal Gasifier™ have been captured in standard operating procedures, there will be an opportunity to leverage the sales of the Thermal Gasifier™ with licensing agreements to qualified companies and joint venture partners.

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a fee for accepting waste tires. We deliver TDF to our customer for use as a fuel and recognize income from the sale of TDF. We expect to renovate and add new equipment to our tire fuel processing facility in Hutchins, Texas during 2008, which will allow us to increase our TDF revenues. During installation of the equipment, we will coordinate delivery start up with our current TDF customer and make efforts to secure additional TDF customers with other industries in area that use TDF as a fuel supply.

Competition

The alternative energy industry is evolving rapidly in response to increasing concerns about global warming, environmental degradation and the long-term security of our petroleum products supply. The costs of electricity, natural gas and transportation fuels have increased dramatically in the last several years and there is no indication that prices will abate in the near future. The expanding alternative energy industry is a rapidly changing field of technology but is still focused towards the production of electricity thereby reducing the reliance on fossil fuel generation. It is very difficult to compete on large scale electric generation requirements against traditional fossil fuels on $/KWH basis. We compete within a broad spectrum of technologies as this industry continues to expand including: traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification technologies. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Gasifier™ and couple it with other synergistic technologies. Management believes that the modularity, scalability, flexibility of multi-fuel capability, associated low emissions, the advanced state of our development and competitive pricing for the manufacture and installation of the Thermal Gasifier™, positions us to capture a share of the waste-to-energy market. The traditional technologies such as incinerators or mass burners which make up the majority of waste to energy facilities are rapidly being decommissioned and outlawed in many countries due to the inefficiencies and high additions to greenhouse gas emissions.

There are numerous examples of laboratory scale and pilot plant operations, however, very few successful commercial scale facilities have been constructed to extract the energy contained in solid waste materials. The technologies that attempt to do so fall within a few basic categories: incinerators/mass burners, gasifiers, plasma conversion, retorts and fluidized-bed reactors.

•
Incinerators/mass burners have been widely used to reduce the volume of material going to landfills or destroying material too hazardous to landfill. These represent more than 95% of the installed base of waste-to-energy extraction facilities. Almost all of these technologies convert raw waste streams by burning it in a heated air stream. Some of the units generate power and have some level of pollution control for the exhaust gases. Heat produced by this burning may be extracted by a boiler to generate electricity or it may be released directly into the environment. Most of the installed facilities are nearing the end of their useful lives and are not considered for replacement primarily due to the emission of air pollution associated with this equipment. All operate under “grandfathered” air and water permits and, without major retrofits or redesigns, there probably will be no more built in the United States.

•
Gasifiers are significantly different from mass burners and incinerators. Gasifiers heat solid material in an oxygen-starved environment where the gaseous components of the solid material are released. These gaseous components, or producer gas, retain the heat producing qualities of the solid material. The gas is used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. Gasifiers have become increasingly attractive as a means to cleanly convert most solid, hydrocarbon-based wastes into heat, steam, electricity and liquid transportation fuels. Fixed-bed gasifiers are the most common and are updraft, downdraft, cross-draft and transport types. Equipment selections downstream of the gasifier determine the products and co-products produced. Most of the earlier models gasified coal, wood waste and petroleum coke. Discarded tires, municipal solid waste, sludge and agricultural waste are now fuels of opportunity.

•
Plasma conversion uses electrically generated plasma to produce temperatures high enough to gasify solid fuels. The most successful version uses plasma to maintain a bath of molten iron in which the solid fuel is added. The fuel then gasifies and the produced gas is withdrawn to extract the heat energy. Plasma conversion has the potential to become a successful commercial technology and represents potential competition for our technology. Capital costs for plasma conversion are significantly higher than thermal gasification but still competitive; however, the operating costs are significantly higher than our operating costs.

•
Retorts are vessels in which solid fuel is placed. The vessel is then heated until the synthesis gas is released and collected. The vessel is cooled, the remaining solid debris is removed and the process repeated. Retorts have been used in a number of industrial-scale applications and are used as a batch process and are not economically, environmentally or technically competitive.

•
Fluidized bed reactors function by injecting the solid fuel into a bed of heated sand that is fluidized with air or a non-reactive gas. The heated fluidized sand and solid fuel release the synthesis gas for extraction of the heat energy. Fluidized-bed reactors are commonly used for coal-fired electric generating plants but may not be effective for many types of waste materials. Fluidized bed reactors have been used for many decades but have not gained recognition as a viable solid fuel conversion technology due to the myriad of engineering difficulties that have not been solved. We do not believe that fluidized bed reactors will play an important role in the solid fuel energy extraction field.

We compete for energy-from-waste business with different competitors addressed above in each market. Our competitors, however, may have financial and marketing resources far greater than those available to us and may have greater application for large waste streams, such as municipal waste from large cities.

In industries with high energy demands, such as specialty gas plants, chemical manufacturing or refineries, we compete with the local utility which provides traditional electrical power, in addition to alternate power sources such as solar or wind power.

In industries with regulated waste disposal, we compete with incinerators and waste management companies. In some cases these solutions may provide lower cost waste disposal, but do not remove the emissions and/or pollutants from the environment. In many countries solid waste is being stockpiled rather than placed into landfill sites. New landfill sites are extremely difficult to permit and in all situations municipalities are looking for ways to reduce the volumes of waste going to landfill sites in order to extend their life.

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

Since the bulk of the waste to energy industry has focused on electricity generation we believe that it is important to find alternative uses for the gas produced by our Thermal Gasifier™. Over the past 100 years scientists have spent considerable time to develop catalytic conversion processes to produce alcohol as a fuel. The best known technology is Fischer Tropsch developed in Germany before WWII. We have seen a new industry spring up over the past 10 years for the production of ethanol as a blended fuel additive to gasoline. The use of corn and grain as feedstock has caused a substantial increase in their cost. Numerous catalytic conversion processes are available to be employed to convert clean synthesis gas (CO/H2) into a variety of alcohols. We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships. Through participation in commercially viable WTE projects co-located with biofuels/alcohol research and development we expect to utilize the “producer gas” generated by the Thermal Gasifier ™ to produce other chemical by-products including alcohols. The company has identified a number of suitable catalyst and catalytic conversion processes that can be efficiently used to convert the producer gas from the Thermal Gasifier™ into high octane alcohols and is discussing joint development activities. We believe the production and sale of a high octane liquid fuel or alcohol will generate higher profitability for a specific project than production and sale of electricity and provide us with a competitive advantage in the waste to energy industry.

Major Customers

We have one major customer for our tire-derived-fuel. Geocycle US, an alternative fuel procurement subsidiary wholly owned by Holcim, Ltd. a global supplier of cement, aggregates and concrete with a large production facility located in Texas, accounted for approximately 36% of our tire-derived-fuel and total revenue for the year ended December 31, 2007. We entered into a new contract with Geocycle US effective September 1, 2007. Geocycle US will accept up to 1,500 tons of tire-derived-fuel per month for their operation. The contract has options to renew annually. The contract establishes a base price for the tire-derived-fuel with a price re-opener at the beginning of each renewal period. Either party has the right to terminate the agreement at the end of the initial term giving the other party 90 days advance notice of such termination. Should the company not be able to supply Geocycle US with the contracted supply of tire-derived-fuel under the agreement then Geocycle US has the right to purchase material from another third party supplier.

We believe that the loss of this customer would not have a material disruption to our overall sales volume because we believe that we would be able to replace this customer in a relatively short time, however, we cannot guarantee that we will be able to replace the contract with a contract whose terms will generate revenue equivalent to revenue we currently recognize. When the renovation of the facility in Hutchins, Texas is complete, we will look for additional customers in the region to diversify our customer base.

During 2007, we did not have any contracted customers for our Thermal Gasifier™ business.

Major Suppliers

Tire Fuel Processing Operation

The company believes there is a readily available supply of waste tires for which we are paid tipping fees and from which we process tire-derived-fuel. We accept waste tires from many sources and are not dependent on any one source for our supply.

Thermal Gasifier™ Business

The company believes there is a readily available supply of materials, equipment and associated vendors to fabricate construct and operate our Thermal Gasifiers™ in a waste to energy (WTE) plant. Additionally, we believe the worldwide market for WTE plants continues to expand as energy costs increase and lessening our dependency on fossil fuels becomes more critical. Increasing energy costs coupled with burgeoning waste generation and fewer landfills provides a growing market opportunity for our renewable WTE solutions. We do not believe we are dependent on any single source or feedstock for our supply.

Personnel

On August 1, 2007, we appointed new officers and management with no management transition. The previous chief executive officer terminated all our employees prior to vacating his position on July 31, 2007 thereby preempting any attempt to transition to a new management team. The new management successfully retained all terminated employees. We have 9 full time employees, with six located at our corporate offices in Englewood, Colorado, and three at our fuel processing facility in Hutchins, Texas. Additional personnel will be added at the tire processing facility as soon as the new equipment arrives and operations recommence. We anticipate that significant personnel additions will be required when we move forward on the Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or waste-to-energy plant business.

Company History

Vista International Technologies, Inc. was incorporated in Delaware in 1996 under the name of Ajax Reinsurance Limited. Ajax had no active trade or business on or subsequent to its date of incorporation. Nathaniel, Ltd. was incorporated in Colorado in 1992. Nathaniel, Ltd. started its waste tire recycling business in 1997. In 1998, Nathaniel, Ltd. agreed to merge with G-VII Energy Corp. ("G-VII") which had been incorporated in Delaware in 1987. G-VII had no active trade or business at the time of the merger. In July 1998, G-VII changed its name to "Nathaniel Energy Corporation" and in December 1998, it agreed to merge into Ajax. In 1999, Ajax changed its name to Nathaniel Energy Corporation.

On December 31, 2002, MNS Eagle Equity Group IV, Inc. “(MNS)” and its stockholders entered into a Stock Exchange Agreement with Nathaniel Energy Corporation pursuant to which Nathaniel Energy acquired all of MNS's outstanding common stock. Currently MNS is not engaged in any business.

From 1997 to 2002, Nathaniel Energy's operations were limited to its TDF processing facility in Hutchins, TX which sells TDF to others primarily for use as an alternative fuel. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC. On April 3, 2003, but effective as of January 1, 2003, Nathaniel Energy acquired the remaining 81.45% interest in Keyes Helium Company, LLC from Colorado Interstate Gas (CIG) Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy transferred all of the stock in MCNIC to NEOHC. Also on April 3, 2003, NEOHC acquired the Keyes gathering system and Sturgis gas plant from CIG Field Services and the compressor station was purchased from Colorado Interstate Gas Company. The Company upgraded and operated the helium and gas processing facilities from April 3, 2003 through March 7, 2006.

On March 7, 2006, the helium and gas processing facilities and operations were sold to Midstream Energy Services, LLC.

On November 8, 2007 the company filed a name change with the State of Delaware changing the name to Vista International Technologies, Inc. The name change reflects a broader perspective on the renewable energy technologies that may be brought into the company.

Subsidiaries

We have two wholly owned subsidiaries:

•
Cleanergy, Inc. which was formed for the purposes of commercializing and marketing our Thermal Gasifier™; entering into joint venture and licensing agreements and; building and operating small waste to energy plants. No current operations.

•
Nathaniel Energy Oklahoma Holdings Corporation, which sold, on March 7, 2006, all of the interests in Keyes Helium Company, LLC, the Keyes gathering system and Sturgis gas processing plant and compressor station to Midstream. Energy Services, LLC. No current operations.

Available Information

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding the company. In addition, we provide easy access to these reports free of charge via our internet website, www.viti.us.com. Information on our website is not part of this report.

We maintain a codes and policies page on our website, www.viti.us.com. This page includes, among other items, the Vista International Technologies, Inc. Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors, and the Vista International Technologies, Inc. Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

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

We lease 3,815 square feet of Class A office space for our corporate offices at Centennial Airport in Englewood, Colorado. The present lease expired on March 31, 2008. We have extended the lease on a month to month basis. We have commenced the process of evaluating alternative office and manufacturing space to suit our growth requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities.

Our common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol VVIT. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for our common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$0.29	$0.06
Second Quarter	$0.58	$0.08
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.09	$0.06
Fiscal Year Ended December 31, 2007:
First Quarter	$0.10	$0.04
Second Quarter	$0.12	$0.04
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.11	$0.06

Stockholders of Record

As of April 28, 2008, we had approximately 980 stockholders of record.

Dividends

The company has never declared or paid any dividends on its common stock. We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the near future. Dividends on our common stock can be paid lawfully only out of current and retained earnings and surplus of the company, when, and if, declared by the Board of Directors. We have not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other factors, which the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, Warrants and rights	Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders [1]	0	N/A [2]	20,000,000 shares of common stock [3]

1. 2005 Equity Compensation Plan
2. No options, warrants, restricted stock or other rights have been granted or issued under the plan.
3. Shares may be issued directly as a restricted stock grant or upon exercise of options which may be granted under the plan.

Recent Sales of Unregistered Securities

On January 28, 2008, the Company issued an aggregate of 750,000 restricted shares of its common stock to American Capital Venture, Inc. (and its affiliates) (collectively "ACV") for an investor relations' services contract. Under the contract, ACV was to plan, coordinate, establish, and manage an investor relations program, for the benefit of the Company, through one or more nationally recognized news and information mediums including, but not limited to, CNN, Bloomberg and CNBC. In connection with the sale of unregistered securities, the Company filed a Form D with the Commission.

On April 10, 2008, the Company issued an aggregate of 5,550,297 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses pursuant to a Definitive Agreement for equity investment executed on January 31, 2008. In connection with the purchase of unrestricted securities, Vista International, Inc. filed a Form 4 with the Commission.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Vista International Technologies, Inc.’s business and the key factors underlying its financial results. It explains trends in the company’s financial condition and results of operations for the year ended December 31, 2007 compared with the operating results for the year ended December 31, 2006.

Environmental Liability

The Company has approximately 18,400 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. During the fourth quarter of 2007 we began selling partially shredded tires for landscaping purposes.

The waste piles represent a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 18,400 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $877,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility.  We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have reserved $779,000 for the cost of disposing of this material. Our accrual for disposal costs expensed in our statement of operations for the year ended December 31, 2007 is $749,000.

Results of Operations

The following tables set forth certain unaudited quarterly results of operations of the company for 2007. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended 2007 (unaudited)				Year ended Dec. 31,
	March 31	June 30	Sept. 30	Dec. 31	2007
Revenue	$208,197	$96,118	$23,345	$9,508	$337,168
Cost of revenue	339,227	383,798	340,746	829,723	1,893,494
Gross profit (loss)	(131,030)	(287,680)	(317,401)	(820,215)	(1,556,326)
Selling, general and administrative expense	361,114	332,312	263,918	441,935	1,399,279
Research and development expense	68,776	—	2,000	51	70,827
Loss from operations	(560,920)	(619,992)	(583,319)	(1,262,201)	(3,026,432)
Interest income (expense), net	(3,382)	(10,350)	18	(13,748)	(27,462)
Gain (loss) on disposal of equipment	8,181	18,481	20,892	(330)	47,224
Impairment loss	—	—	(89,097)	—	(89,097)
Loss from operations before income tax benefit	(556,121)	(611,861)	(651,506)	(1,276,279)	(3,095,767)
Income tax benefit	—	—	—	—	—
Net income (loss)	(556,121)	(611,861)	(651,506)	(1,276,279)	(3,095,767)
Net loss per common share (basic and diluted)	$(0.006)	$(0.007)	$(0.007)	$(0.01)	$(0.03)
Weighted-average common shares outstanding-diluted	90,731,596	90,731,596	90,731,596	90,731,596	90,731,596

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology, building, owning and operating waste-to-energy plants either on our own or with joint venture partners. Our tire fuel processing operation generated 100% and 97% of revenue from continuing operations, or $337,168 and $1,114,887 during 2007 and 2006, respectively. We recognized no revenue from our Thermal Gasifier™ business segment during 2007. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources are focused on this business segment.

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

We are developing our internal resources, business alliances and advancing our business development activities to secure energy infrastructure and waste-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. Additionally, we will seek project funding in some cases with joint venture partners that will be based on the size, configuration and business structure of the project. We are also developing our business alliances with other companies to convert our producer gas into high grade alcohols for use as transportation fuels or other chemical products.

We anticipate that the timeframe from identification of a project to completion will be 18 to 24 months, provided we obtain the requisite project financing and appropriate environmental permits.

We are actively involved in ongoing business development activities. Currently the company is in the process of evaluating certain project opportunities and providing detailed proposals for selected qualified projects. We are currently in the process of completing a number of feasibility studies for several WTE projects in China. We expect to build, own and operate these projects. The total waste material handled daily is expected to range from 500 to more than 1,600 tons per day during the first phase of deployment. These projects have multiple phases with total waste material handled expected as high as 5,000 tons per day from various sources of waste.

Due to the extremely poor financial state of the company at the time that new management was appointed and the undercapitalization that has plagued the company for years it has taken considerable time and resources to refocus the company and commence implementing its new business strategy. The company has been working diligently to overcome the financial and operating issues resulting from several management changes over the last several years and insure the company’s intellectual property was protected. In addition to the termination of the chief executive officer and the vice president and secretary during July 2007, during the third quarter of 2006 the board requested and accepted the resignation of the company’s chief executive officer at that time. The former chief executive officer retained a seat on the board of directors and eventually resigned from the board of directors during the fourth quarter of 2006. The board of directors of the company was advised that the primary reason for this resignation was to pursue a license agreement with the company to use the company’s technology in the development and operation of renewable energy facilities, in addition to pursuing other business activities. The company stated at that time it was evaluating a possible non-exclusive license to an affiliate of the former chief executive officer and the company’s former vice president of engineering for the use of the company’s Thermal Gasifier™ technology in projects which may be developed by him or his affiliate and which are approved by the company. To the best of the company’s knowledge, no projects were developed nor was a non-exclusive license executed. During September 2007 new management notified both the former chief executive officer and vice president of engineering that any understanding, undertaking, letter of intent, pre-contractual agreement of negotiation related to the company’s technology was terminated.

We plan to continue to improve operations at our tire fuel processing facility in Hutchins, Texas during 2008. The tire fuel processing facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. During 2006, subsequent to the completion of our new equipment installation and site improvements we increased the production and the volume of waste tires we process. The improvements enabled us to continue to increase revenue and cash flow from this operation through the first quarter of 2007. During the second quarter of 2007, the facility was closed for cleanup, site improvement and maintenance and repair of equipment. During July 2007, the facility reopened and commenced accepting waste tires and producing TDF.

On August 1, 2007, we appointed new officers and management with no management transition. The previous chief executive officer terminated all our employees prior to vacating his position on July 31, 2007 thereby preempting any attempt to transition to a new management team. New management successfully retained all terminated employees.

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. The equipment failure and resulting business interruption were believed to be covered by insurance; however, the equipment insurance policy had been cancelled. Management was advised by the issuer that the policy had been cancelled in July 2007 for nonpayment of premiums. As a result of the cancellation of all business insurance, we could not claim an estimated $110,000 of repair and business interruption costs. We subsequently obtained adequate equipment insurance from another carrier during the period.

At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of December 31, 2007. We expect to place orders for new tire shredding equipment during the second quarter of 2008 with expected delivery in the third quarter of 2008. As a result of the long lead time on this new equipment and additional time to install, we do not expect the tire processing facility to be fully operational until the third quarter of 2008.

Operating results 2007 compared to 2006

Revenue

For the year ended December 31, 2007, revenue from our tire fuel processing operation decreased to $337,168 compared to $1,114,887 during the twelve months ended December 31, 2006, a decrease of $777,719 or approximately 70%. The decrease was due to the decrease in operating efficiency of the tire shredding equipment as a proper repair and maintenance schedule for the shredding equipment was not followed during the later part of 2006 and the first half of 2007. During the second quarter of 2007, the facility ceased receiving waste tires due to clean up activities at the tire processing facility and as part of a plan to refurbish the facility. In August, before equipment refurbishment was fully completed, the facility was closed due to accidental damage to certain tire shredding equipment. The cost of repairing the damaged equipment approximated the cost of new shredding equipment. Management decided to purchase new equipment; however, the company was not able to place the order in 2007 due to financial constraints. As a result, the facility operated on a limited basis during the second half of 2007. During the fourth quarter of 2007, in anticipation of ordering replacement equipment, management entered into a contract to sell certain of the Company’s major pieces of shredding equipment for total proceeds of $175,000.

Revenue from the discontinued operations segment of $34,597 during 2006 consisted of management fees for asset transition agreed to by the parties to the purchase and sale agreement for the helium and gas processing facility. We recognized no revenue for discontinued operations in 2007.

Cost of Goods Sold

Cost of goods sold related to our tire fuel processing operation was $1,893,494 for the twelve months ended December 31, 2007, compared to $1,270,494 during the twelve months ended December 31, 2006, an increase of $623,000 or 49%. The increase was primarily due to an increase in our reserve for disposal costs of tires and tire shreds on site of $640,000, an increase in business insurance expense of $15,000 and an increase in equipment repair and maintenance expense of approximately $72,000 offset by a reduction in workforce at our tire fuel processing operation which resulted in a decrease in payroll and related employment benefits costs of approximately $68,000 and a decrease in equipment rental expenses due to the decreased tire fuel business activity of approximately $35,000.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses were $1,399,279 for the twelve months ended December 31, 2007, compared to $1,722,298 for the twelve months ended December 31, 2006, a decrease of $323,019 or approximately 19%. This decrease was due to the elimination of bonuses and reduction of headcount which resulted in a decrease in payroll and related employment benefits of approximately $244,000 and a reduction in depreciation and amortization expense of approximately $63,000 due primarily to the write off of capitalized engineering drawings and blueprints which were previously being amortized.

Research and Development Expense

Research and development expense totaled $70,826 for the twelve months ended December 31, 2007, compared to $55,861 during the twelve months ended December 31, 20065, an increase of $14,965 or 27%. The increase is due primarily to an increase in contract engineering as part of continuing efforts to redesign and improve the company’s Thermal Gasifier™.

Interest expense

Interest expense, net of interest income, was $27,462 during the twelve months ended December 31, 2007, compared to $137,389 during the twelve months ended December 31, 2006, a decrease of $109,927. This decrease was due to a reduction in average outstanding borrowings from 2006 to 2007, as a result of debt being paid off during the first half of 2006 using proceeds from the sale of the company’s helium and gas processing assets in that year.

Gain on the Disposal of Equipment

Income on the disposal of equipment was $47,224 during the twelve months ended December 31, 2007 compared to $4,175 during the twelve months ended December 31, 2006. The increase was due to the sale of non-productive assets and equipment resulting from increased clean up activities in 2007.

Impairment loss

Impairment loss of $89,097 is a result of our write off during 2007 of intangible assets consisting of cost for engineering drawings and blueprints related to the original design of the Thermal Gasifier™. As we are in the process of redesigning the Thermal Gasifier™, management considered the value of these intangible assets to be nominal.

Gain on Settlement of Liabilities

During the twelve months ended December 31, 2006, the Company reached a settlement of certain liabilities which resulted in a gain of $34,666. No comparable gains were recognized during 2007.

Income Tax Expense (Benefit)

Income tax expense was $ 12,000 for the twelve months ended December 31, 2006. We recorded no income tax benefit for our 2007 net operating loss as realization of that net operating loss is not assured.

Loss from Continuing Operations

For the reasons stated above, the loss from continuing operations before taxes was $(3,095,767), or $(0.03) per basic and diluted share, for the year ended December 31, 2007, compared to $(2,009,717), or $(0.02) per basic and diluted share, for the year ended December 31, 2006.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $193,428 for the year ended December 31, 2006. We had no income from discontinued operations during the year ended December 31, 2007. Income from discontinued operations was a result of the operation of the company’s helium and gas processing assets through the March 7, 2006 date of sale.

Gain on the Sale of Assets- Discontinued Operations

Gain on the sale of assets was $6,119,673 (net of income tax expense of $759,000) for the year ended December 31, 2006, and it is comprised of the sale of the company’s helium and gas processing facilities and assets to Midstream Energy Services on March 7, 2006.

Net Income (Loss)

For the reasons stated above, net (loss) for the year ended December 31, 2007 was $(3,095,767), or ($0.03) per basic and diluted share compared with the net income of $4,303,384, or $0.05 per basic and diluted share, for the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007 we owed $124,875 to financial institutions under installment notes with an effective interest rate of 6.2%, which were secured by property and equipment. The remaining $598,750 in total debt consists of $500,000 in secured loans from a stockholder with an effective interest rate of 9% and unsecured notes due vendors and unaffiliated third parties of $98,750 with an effective interest rate of 2.6%.

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from our major shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes were payable on or before September 30, 2007. The May 31, 2007 note was due on or before November 30, 2007. We have obtained agreement to repay the notes from Mr. Strain at such time we have sufficient operating capital to make repayment. The loans are secured by a first priority security interest in our assets.

As of December 31, 2007, we have a negative working capital of $2,662,101. The company’s negative working capital balance is due primarily to the reduction in operations at our tire fuel processing facility in Hutchins, Texas and inclusion of a liability of $779,000 for clean up costs at the Hutchins facility.

The following is a summary of our cash flows sources (uses) from operating, investing and financing activities during the periods indicated:

Year ended December 31,
	2007	2006
Operating activities	$(1,250,438)	$(1,226,589)
Investing activities	(10,106)	14,718,920
Financing activities	1,011,693	(13,494,495)
Net effect on cash	$(248,851)	$(2,164)

For the period ended December 31, 2007, net cash used by operating activities of $1,250,438 consists primarily of our net loss of $3,095,766 offset by non cash depreciation and amortization expense of $336,307, an increase in accounts payable and accruals of $1,312,292, a decrease in accounts receivable of $112,586 and non cash impairment loss of $89,097. Net cash used by investing activities of $10,106 consists primarily of the purchase of equipment of $90,106 reduced by proceeds from the sale of equipment of $80,000. Net cash provided by financing activities of $1,011,693 consists of proceeds from the issuance of notes of $644,421 and proceeds from the issuance of common stock of $560,636 offset by payments on debt of $193,364.

For the period ended December 31, 2006, net cash used by operating activities of $1,226,589 consists primarily of the loss from continuing operations of $1,889,169, offset by changes in working capital items, primarily income tax expense of $771,000, a decrease in prepaid expenses of $171,661, and an increase in accounts payable of $614,380. Net cash provided by investing activities of $14,718,920 is primarily due to positive cash flows from discontinued operations of $15,645,759, which includes the proceeds from the sale of helium assets. Net cash used in financing activities of $13,494,495 is primarily due to payment of debt of $4,602,344 and net cash used to finance discontinued operations of $8,892,151.

We had a cash balance of $9,017 at December 31, 2007. We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations. We received interim funding in cash and payment of expenses of approximately $561,000 for our operations as an equity investment from Vista International, Inc. during the second half of 2007 in exchange for common stock to be issued. In addition, Vista International, Inc. incurred expenses on behalf of the company during the second half of 2007 for sales and market development efforts in China, Mexico and South Eastern Europe. Those expenses consist primarily of travel and marketing related expenses in pursuit of projects for the deployment of our thermal gasification technology. Vista International, Inc. has obtained a number of letters of intent to use our thermal gasification technology for waste to energy projects and expects to convert those into contracts in the future. The expenses incurred on our behalf have not been recorded as equity contributions to the company at this time. The company expects to negotiate a compensation agreement on a project by project basis to include an equity interest in the projects that result from Vista International, Inc.’s efforts. We expect that Vista International, Inc. will continue to provide additional capital either as debt or as an equity contribution to us during 2008 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and commercializing and deploying our Thermal Gasifiers™. We also expect to use this funding to identify and integrate other technologies that will improve the operation and forecasted profitability of our Thermal Gasifier™.

The independent auditors report on our December 31, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Other Considerations

We are subject to many risk factors detailed below and elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of the company's business.

We have a working capital deficit and our business model depends on obtaining several million dollars in funding.

The company currently has a working capital deficit. We expect that our current cash on hand and revenues we expect to generate at current levels will not be sufficient to sustain our operations. We will require several million dollars in capital investments to further develop our Thermal Gasifier™ business. Capital investments could be in the form of debt, equity, government grants or guaranteed loans to fund our business in general or a particular project. We are also seeking other capital project financing opportunities. There can be no assurance that we will obtain the funding needed to develop this business segment. We cannot assure that any funds raised for a particular project will be sufficient to complete the project.

Our ability to commercialize our Thermal Gasifier™ technology is dependent on fabricating and additional successful testing of our Thermal Gasifier™ unit.

We have tested our Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to then move forward with commercialization. During 2006 and 2007, we undertook to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency utilizing the experience gained in development and operation of the full scale Cologna-Veneta waste to energy project. We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

Revenue and gross margin growth in our tire fuel processing operation is dependent on successful equipment maintenance, repair and upgrades.

Future revenue and gross margin increases in our tire fuel processing operation are dependent on continuous equipment maintenance, repairs and upgrades. Our business plan contemplates improving our tire processing operations based on new equipment additions as waste tire volumes increase, repairing and maintaining existing equipment and increasing our workforce. New equipment purchases, repair of existing equipment and increasing our workforce will require additional funding and is dependent upon us obtaining additional waste tire supply contracts and maintaining our contract for sale and delivery of our tire-derived-fuel. There is no assurance that we will be successful in obtaining needed funding and signing such contracts.

We depend on a small number of large customers.

Our top customer accounted for 36% of 2007 revenue. Although we believe we could replace this customer if lost, if we do not maintain positive relationships with this customer, this customer changes their business strategy, or their financial position deteriorates, our revenue and operating results could be materially and negatively impacted.

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

Should operating conditions relating to our tire-derived-fuel processing operations substantially deteriorate, we could be required by the Texas Commission on Environmental Quality (TCEQ) to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the Hutchins, TX facility. The projected cost of full cleanup of the Hutchins facility is estimated to be $877,000. We have approximately $122,000 of this amount readily available to us in the form of a letter of credit and a surety bond. Additional financial security will be provided to the necessary limit prior to the new permit certification.

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

We became a reporting company under the Securities and Exchange Act of 1934 in early 2003. We are committed to full regulatory compliance and high standards of corporate governance and we expect legal, accounting and professional fees to account for a substantial percentage of our operating expenses during 2008. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

One stockholder beneficially owns over 50% of outstanding shares and controls a vote of stockholders.

One stockholder, Vista International Inc., beneficially owns over 50% of outstanding shares. That shareholder has the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

Item 7. Financial Statements

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reason able assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2007, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2007:

The Company lacks sufficient accounting controls and procedures to ensure that expenditures are properly allocated between the Company and its majority shareholder, Vista International, Inc., which is a company also engaged in the renewable energy business.

We determined that the aforementioned deficiency constitutes a material weakness in our internal control over financial reporting as of December 31, 2007. Due solely to this material weakness, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Remediation of Internal Control Weakness:

Management has commenced procedures to remediate the aforementioned deficiency in our internal control over financial reporting whereby allocated expenditures between the Company and its majority shareholder, Vista International, Inc. are determined on a timely basis for financial reporting and are reviewed and approved by the Company’s Board of Directors.

PART III

Item 9. Directors, Executive Officers Promoters, Control Persons and Corporate Governance; compliance with Section 16(a) of the Exchange Act.

The names, ages and terms of office of our directors and executive officers are set forth in the following table:

Name	Age	Positions with Nathaniel Energy
Barry J. Kemble	58	Chief Executive Officer and Director
Timothy A. Peach	56	Chief Financial Officer
Johan C. Smith*	48	Director
Timothy D. Ruddy*	35	Director

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

On September 12, 2007, Vista International, Inc. (“Vista”), the company’s majority shareholder, delivered to Nathaniel’s Chief Executive Officer a written consent pursuant to Section 228 of the Delaware General Corporation Law (“DGCL”) and in lieu of a special meeting of stockholders (the “Consent”). The Consent removed immediately Karen Smythe and Michael Burdis as directors of the Company and elected Timothy D. Ruddy as a director of the Company to fill a vacancy on the Board of Directors to serve until his successor is elected and qualified or until his earlier death, resignation or removal.

Concurrent with delivering the Consent, plaintiffs Vista and Timothy Ruddy filed a Verified Complaint under Section 225 of the DGCL against Karen Smythe and Michael Burdis in the Delaware Court of Chancery (the “Complaint”). The Complaint requested that the Delaware Court of Chancery issue an order (i) declaring the Consent valid and effective in all material respects under Delaware law, (ii) declaring that, on September 12, 2007, defendants Smythe and Burdis were validly and effectively removed as directors of the Company, (iii) enjoining defendants from holding themselves out as directors of the Company, (iv) declaring that, on September 12, 2007, plaintiff Ruddy was validly and effectively elected as a director of the Company, and (v) granting such other relief as may be just and proper under the circumstances. Upon consideration of the plaintiffs’ Motion for Summary Judgment filed with regard to the Complaint, the Delaware Court of Chancery issued an Order on October 15, 2007 granting all of the relief sought by the plaintiffs in the Complaint.

Management Biographies

Barry Kemble, Chief Executive Officer and Director, Vista International Technologies, Inc.: Mr. Kemble prior to joining Vista International Technologies, Inc. was the Vice President of Business Development of Vista International Inc. and a Director since December 2005. Prior to joining Vista, Mr. Kemble was Executive Vice President and Chief Operating Officer of WRC Corporation, a premier service company providing engineering and land services to the North American pipeline industry from 2004 to 2005. Mr. Kemble in 2002 was Co-founder of Omega Six Group, a consulting practice specializing in commercial proposal responses until 2004. In 1994 Mr. Kemble joined Convergent Group as an executive, a former subsidiary of Schlumberger until 2002. Mr. Kemble was responsible for the energy consulting practice including business development activities across 4 continents. Mr. Kemble started his career in 1973 with Union Gas Ltd. in Canada, which has become a subsidiary of Duke Energy. Mr. Kemble held executive positions in Engineering, Human Resources, and Information Technology until his departure in 1994.Mr. Kemble has over 30 years experience in engineering, operations, business development and information technology in the energy industry. He is a graduate of the University of Waterloo in Chemical Engineering with an M.B.A. from the University of Windsor. Mr. Kemble remains on the Board of Directors of Vista International.

Timothy Peach, Chief Financial Officer, Vista International Technologies, Inc.: Mr. Peach has rejoined Vista International Technologies, Inc. as CFO on August 2, 2007 after resigning this position in November 2006 to join Vista International to become Vista’s new Chief Financial Officer. Previously, he served in the same role for Nathaniel Energy as of July 8, 2005. Before then, Mr. Peach served as the company's Vice President of Finance. Timothy Peach joined the company as Vice President of Finance in October 2004. Immediately prior to joining Nathaniel, Mr. Peach provided the technical accounting support for a successful initial public offering by Affordable Residential Communities, Inc., a real estate investment trust, and was engaged as an advisor to Duke Energy Field Services, Inc., an oil and gas transportation and processing company, in the development of and overview of their Sarbanes-Oxley compliance programs. In 1997, Mr. Peach joined Convergent Group Corporation, a large scale systems integration and consulting firm in the utility industry, as Vice President Finance and Chief Accounting Officer. Mr. Peach was an integral participant in that company’s redesign and implementation of internal management systems and financial reporting, restructuring and improving operating structures, and its successful initial public offering. In 2000, Convergent Group was acquired by SchlumbergerSema, oil and gas information and services company. Mr. Peach served as Chief Accounting Officer and Vice President Finance of SchlumbergerSema North American Operations. In this position, Mr. Peach managed the integration of Convergent Group Corporation and two other business units focused on the manufacture of utility meters and technologically advanced remote meter reading systems for the utility industry through 2002. Mr. Peach has over 25 years of proven experience in finance, administration and operations which included over ten years with Price-Waterhouse Coopers in the Pittsburgh and Denver offices, focusing primarily on consulting with international, publicly traded companies in technology, refining, manufacturing and banking business sectors. Mr. Peach’s background includes senior executive financial positions in medical equipment and telecommunications industries. Mr. Peach holds a B.S and an M.B.A. from the University of Pittsburgh and is a member of the AICPA and the Pennsylvania Institute of Public Accountants. Mr. Peach will continue as a Director for Vista International Inc.

Johan C. Smith, Director, Vista International Technologies, Inc.: Mr. Smith is the President and CEO and a Director of Vista International Inc. He has over twenty-six years of progressive experience in business development, strategic alliances, and financial markets. After departing Sam Houston State University, Mr. Smith provided business consulting services to a number of domestic and international organizations, including Air 21, Global Air Cargo, Texas Fire and Safety, Dow Chemical, Shell, MCI/WorldCom, Negev Technologies, Lucent, Erickson, Lockheed Martin, GTE, FedEx, and American Airlines. Mr. Smith negotiated agreements for commercial developments in the US, mainland China, the Caribbean, South America, Mexico, Europe, and in a number of countries. Some of the projects were in the following industries: entertainment centers and theme parks in southern California and China, airport mixed-use commercial/industrial developments in the US and China, telecommunications, aviation, environmental developments, commercial developments and a number of other projects. Over the last three years, Mr. Smith has developed relationships with a number of high ranking government officials in China, Mexico, St. Lucia, Europe and Israel, which have helped him to secure several $ billions in back-log of projects for the renewable energy technologies that are encompassing Vista International, Inc.’s core technology base. Mr. Smith will remain as an officer and Director of Vista International.

Timothy D. Ruddy, Director, Vista International Technologies, Inc.: Mr. Ruddy graduated Summa Cum Laude from the University of Notre Dame with a degree in mechanical engineering and was a standout as a football player, earning All-America as well as Academic All-American honors. While playing in the NFL for the Miami Dolphins, Mr. Ruddy earned his series 7 and 65 licenses from the NASD. For the past twelve years, he has worked as a financial advisor, specializing in managing risk through proper mutual fund and money manager selection. Mr. Ruddy’s experience also extends to the realm of corporate formation and funding. He is co-founder of Ambien Dynamics, a company specializing in using pulsed electromagnetic field technologies for medical purposes, and is a founding partner in companies utilizing proprietary coal refuses filtering technology, including Carson One, LLC and Crystal Clear Reclamation, LLC. Mr. Ruddy has also helped fund a number of startups including Komodo Pharmaceuticals, a corporation involved with streamlining pharmaceutical trials, and Tri-Georgia Telecom, an overseas VOIP company. He is involved with a number of venture capital and private equity related fund of funds, and has experience in real estate funding, both domestically, and internationally.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Committees

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have three members of the Board of Directors, one of whom is independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members’ elected or will establish an audit committee. The Company does not have a nominating committee.

Section 16(a) Beneficial Ownership Reporting Requirements

Directors, officers, and beneficial owners of more than ten percent of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act.

Directors, officers, and beneficial owners of more than ten percent of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. Barry J. Kemble, Johan C. Smith and Timothy D. Ruddy, each a director of Vista International Technologies Inc., filed one report, their respective Forms 3. Vista International Inc., who beneficially owns of more than ten percent of Vista International Technology’s common stock, filed Form 13 D, reporting one transaction.

Code of Ethics

The company has adopted the Vista International Technologies Inc. Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) and Directors that applies to the Company’s Chief Executive Officer, Chief Financial Officer (Principal accounting officer), among others. The company has also adopted the Vista International Technologies Inc. Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior Management).

The company’s Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) is posted on the company’s website at: www.viti.us.com

The company will provide to any person without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 8001 South InterPort Boulevard, Suite 260, Englewood, Colorado, Attention: Code of Conduct and Ethics Request.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the past three years to our chief executive officer and the chief financial officer. No other executive officer’s remuneration exceeded $100,000 per year. We did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

Summary Compensation Table
Name and Principal Position	Year		Salary	Bonus	All Other Compensation		Total
Barry J. Kemble Chief Executive Officer [1]	2007	[1]	-	-	-		-

Brad E. Bailey	2007	[2]	$81,125	-	-		$81,125
Chief Executive Officer [2]	2006		$22,500	-	-		$22,500

George A. Cretecos	2006		$154,999	-	$2,993	[3]	$157,992
	2005		$128,605	-	-		$128,605

Timothy Peach Chief Financial Officer	2007		-	-	-		-
Acting Chief Executive Officer [4]	2006	[4]	$152,557	-	-		$152,557
	2005		$117,123	-	-		$117,123

No executive officer named in the table above has any unexercised or unearned options, unvested stock amounts or equity incentive plan awards.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Barry J. Kemble

Barry Kemble serves as our Chief Executive Officer. We currently do not have an employment agreement with Mr. Kemble but he has a base salary of $150,000.00 per annum with standard employee benefits as approved by the Board of Directors.

Timothy A. Peach

Timothy Peach serves as our Chief Financial Officer. We currently do not have an employment agreement with Mr. Peach but he has a base salary of $150,000.00 per annum with standard employee benefits as approved by the Board of Directors.

Brad E. Bailey

The company had an at-will employment agreement with its former Chief Executive Officer, Brad E. Bailey. The agreement provided for, among other things, a base salary of $130,000.00 per annum with standard employee benefits, and includes covenants covering non-solicitation of employees and other persons who have relationships with the company, disclosure of discoveries to the company, and confidential treatment of certain information and trade secrets.

Russell “Gene” Bailey

Russell "Gene" Bailey served as our Vice President since 1998 and served as a director from 2000 through March 2006. From February 2000 to April 2003 Mr. Bailey served as our Chief Financial Officer. We did not have an employment agreement with Mr. Bailey but he had a base salary of $85,000.00 per annum with standard employee benefits as approved by the Board of Directors. Mr. Bailey was terminated as Vice President and Secretary on July 31, 2007.

The company did not pay any compensation to its directors in 2007.

Vista International Technologies, Inc. does not have any compensation arrangements with its directors. In the future the company may institute director compensation arrangements; however, none are currently contemplated.
_____________________________
1 Mr. Kemble was appointed Chief Executive Officer July 31, 2007.
2  Mr. Bailey was terminated as Chief Executive Officer and as an employee of the company July 31, 2007.
3  Represents automobile lease payments.
4  Mr. Peach originally joined the company in October 2004 and was appointed Acting Chief Executive Officer on September 25, 2006. He subsequently resigned as an officer and employee of the company November 29, 2006. Mr. Peach rejoined the company on August 2, 2007 as Chief Financial Officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the company’s knowledge, based solely upon records available to it, certain information as of April 29, 2008 regarding the beneficial ownership of the Company's shares of common stock by:

•	each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,
•	by each current director,
•	by each named executive officer, and
•	by all current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Richard Strain 417 Manchester Road Poughkeepsie, New York 12603	9,518,333	(1)	9.8%
Vista International Inc. 8310 South Valley Highway Suite 300 Englewood, CO 80112	51,567,449	(2)	53.1%
Barry J. Kemble (3)	57,510		*
Timothy D. Ruddy 3885 Vale View Lane Mead, CO 80542	200,000		*
Johan C. Smith 8310 South Valley Highway Suite 300 Englewood, CO 80112	26,720		*
Timothy A. Peach (3)	None
All directors and executive officers as a group (4 persons)(4)	284,230		*

_______________________
*            Less than 1%
(1)	Information based upon the records of the company’s transfer agent and information provided to company by Mr. Strain.
(2)	Information based upon a Schedule 13D and Form 4 filed by Vista International Inc. with the Securities and Exchange Commission.
(3)	The address of this person is 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112.
(4)	Addresses for Mr. Smith and Mr. Ruddy are as set forth under their respective names. Address for the other named executive officers is 8001 South InterPort Blvd., Suite 260, Englewood, Colorado 80112.

Securities Authorized for Issuance Under Equity Compensation Plans

Vista International Technologies Inc. has adopted its 2005 Equity Participation Plan, which was approved by its stockholders. There are 20,000,000 shares of common stock available for issuance under this plan. No shares of common stock, or securities, options or rights exercisable in the common stock have been granted or issued under this plan. See Part I Item 5 for further disclosure about this plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons.

On July 7, 2005, Mr. Strain guaranteed up to $500,000 of third party debt incurred by us for purposes of improving our operations at our Hutchins, Texas tire processing facility. Mr. Strain secured this guarantee by posting a $500,000 letter of credit in favor of our institutional lender. On September 13, 2005, Mr. Strain guaranteed up to an additional $500,000 of third party debt incurred by us for purposes of settling a dispute between the Company and Merrick & Company who had provided installation and start up services for us on our Thermal Gasifier™ Project in Cologna Veneta, Italy. To secure this guarantee, Mr. Strain increased the supporting letter of credit posted by him to $1,000,000. In June 2006, Mr. Strain requested the third party debt be settled in order that he might withdraw his letter of credit. On June 9, 2006 we retired the outstanding principal in the amount of $790,000 plus interest and bank charges of $10,109 and Mr. Strain subsequently withdrew the letter of credit.

On March 7, 2006, the Company paid Richard Strain, the beneficial holder of 61.30% of the company’s outstanding common stock at that time, $14,482,171 in satisfaction of indebtedness owed by the company to Mr. Strain, inclusive of $13,128,361 in principal remaining after conversion of $10,000,000 of indebtedness into 50,000,000 shares of common stock in 2003 and 2005 pursuant to an October 3, 2003 Conversion Agreement, and $1,353,801 of accrued interest on the debt.

The indebtedness from the Company to Mr. Strain arose from loans by Mr. Strain to the Company which were consolidated and restated in the following three promissory notes:

• $2,000,000 promissory note dated October 1, 2003 bearing interest at 3.33% annually,
• $2,000,000 promissory note dated March 17, 2004 bearing interest at 3.49% annually, and
• $4,892,151 promissory note dated October 3, 2003 bearing interest of 8% annually.
• a note from the Company to Mr. Strain in payment for 49% of the common stock of the Company’s then 51%-owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”), in the principal amount of $3,354,210 bearing interest at 7% annually. The Company paid Richard Strain an additional $882,000 in payment for the NEOHC shares pursuant to the terms of the stock purchase agreement between the Company and Mr. Strain for the purchase of the NEOHC shares to reflect 49% of the upward adjustment of the purchase price for the helium and gas processing facilities and assets which were sold by NEOHC to Midstream Services, LLC on March 7, 2006.

On December 5, 2006, the Company entered into an agreement with Bailey-Jamar, LLC, under which Bailey-Jamar agreed to provide the company with $7,500,000 in capital through an equity investment by a joint venture consisting of Bailey-Jamar and a co-venturer to be identified by Bailey-Jamar in the future. That agreement expired without any investment in the Company.

Director independence

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board. The Company uses the independent director definition in Rule 4200 of the Nasdaq Stock Market, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934 to determine whether the directors of the Company are independent or not.

Applying the Nasdaq standards, the board of directors has determined that Mr. Ruddy is independent. The following persons who served as directors of the Company during 2007 were not independent: Johan Smith and Barry Kemble. The Company does not have an audit committee, compensation committee or nominating committee.

Item 13. Exhibits

2.1	Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2	Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation*
3(i).1	Certificate of Incorporation**

3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(i).4	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005**
3(ii).1	Amended and Restated By-Laws***
10.1	Tire Derived Fuel Co-Processing Agreement, dated September 30, 2005 by and between Nathaniel Energy Corporation and Energis, LLC. ****
10.2	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain**
10.3	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services**
10.4	Nathaniel Energy Corporation 2005 Equity Participation Plan**
10.5	Employment Agreement dated October 16, 2006 between Nathaniel Energy Corporation and Brad E. Bailey+
10.6	Agreement dated December 5, 2006 between Nathaniel Energy Corporation and Bailey-Jamar, LLC. *****
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)***
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior)(effective March 8, 2004)***
21.	Subsidiaries
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*****Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

+Denotes documents filed as an exhibit to our Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal years ended December 31, 2007 and 2006 by Comiskey & Company, P.C., our principal accountants in 2007 and 2006, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $27,638 and $32,635 respectively.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2007 and 2006 for any assurance and related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2007 and 2006.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2007 and 2006 respectively.

VISTAINTERNATIONALTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE
FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

Comiskey & Company
Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Vista International Technologies Inc.

We have audited the accompanying consolidated balance sheets of Vista International Technologies Inc. (formerly Nathaniel Energy Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 2 to the financial statements, at December 31, 2007 the Company had a working capital deficit of $2,662,101, an accumulated deficit of $63,371,904, and used cash of $1,250,438 in operating activities for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.

Denver, Colorado
April 29, 2008

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants and Consultants
789 Sherman Street Suite 385 Denver Co 80203
(303) 830-2255 - Fax (303) 830-0876 - info@comiskey.com - www.comiskey.com

Vista International Technologies, Inc.
Consolidated Balance Sheet

	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$9,017	$257,868
Accounts receivable	586	121,276
Other assets	130,871
Prepaid expenses	58,684	40,277

Total current assets	199,158	419,421

Deposits	39,160	72,895
Property and equipment, net	637,012	1,069,443
Intangibles, net of accumulated amortization	39,474	193,423

Total assets	$914,804	$1,755,182

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$2,044,620	$981,169
Accrued compensation and payroll liabilities	121,774	39,917
Accrued interest	42,591	12,035
Notes payable and capital leases - current portion	152,274	162,814
Notes payable - stockholder	500,000	-

Total current liabilities	2,861,259	1,195,935

Long-term portion of notes payable	71,351	41,923

Total liabilities	2,932,610	1,237,858

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized;
90,731,596 shares issued and outstanding at December 31, 2007 and 2006	90,731	90,731
Additional paid-in capital	61,257,476	60,702,446
Common stock to be issued	5,891	285
Accumulated deficit	(63,371,904)	(60,276,138)
Total stockholders’ equity (deficit)	(2,017,806)	517,324
Total liabilities and stockholders’ equity (deficit)	$914,804	$1,755,182

  The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenues	$337,168	$1,149,484

Cost of revenue	1,893,494	1,270,494

Gross profit (loss)	(1,556,326)	(121,010)

Operating expenses:
Selling, general and administrative expenses	1,399,279	1,722,298
Research and development	70,826	55,861

Total operating expenses	1,470,106	1,778,159

Loss from operations	(3,026,432)	(1,899,169)

Other income (expense):
Interest income (expense)	(27,462)	(137,389)
Gain (loss) on disposal of equipment	47,224	4,175
Gain on settlement of liabilities	-	34,666
Impairment loss	(89,097)	-

Loss from continuing operations before income tax benefit	(3,095,766)	(1,997,717)

Income tax benefit (expense)	-	(12,000)

Loss from continuing operations	(3,095,766)	(2,009,717)

Income from discontinued operations	-	193,428
Gain on sale of assets, discontinued operations, net of tax	-	6,119,673

Net income (loss)	$(3,095,766)	$4,303,384

Loss per share from continuing operations, basic and diluted	$(0.03)	$(0.02)
Income per share from discontinued operations, basic and diluted	$0.00	$0.00
Income per share from gain on sale of assets, basic and diluted	$0.00	$0.07
Net income (loss) per share, basic and diluted	$(0.03)	$0.05

Weighted average common shares outstanding	90,731,596	90,731,596

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional				Stockholders'
			Paid-in	Shares to be issued		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2005	90,698,263	$90,698	$61,584,446	318,000	$318	$(64,579,522)	$(2,904,060)

Issuance of shares to satisfy debt conversion	33,333	33	-	(33,333)	(33)	-	-

Acquisition of minority interest	-	-	(882,000)	-	-	50,380	(882,000)

Net income for the year ended December 31, 2006	-	-	-	-	-	4,303,384	4,303,384

Balance at December 31, 2006	90,731,596	90,731	60,702,446	284,667	285	(60,276,138)	517,324

Issuance of shares in private offering	-	-	555,030	5,606,360	5,606	-	560,636

Net loss for the year ended December 31, 2007	-	-	-	-	-	(3,095,766)	(3,095,766)

Balance December 31, 2007	90,731,596	$90,731	$61,257,476	5,891,027	$5,891	$(63,371,904)	$(2,017,806)

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Cash flows from operating activities:
Net Income (loss)	$(3,095,766)	$4,303,384
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	336,307	397,746
(Gain) Loss on disposition of equipment	(47,224)	(1,546)
Reserve for doubtful accounts	8,104	-
Impairment loss	89,097	-
Interest expense	32,819	-
Other income	(13,981)	-
Gain on sale of assets	-	(6,119,673)
Income tax expense	-	12,000
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, net	112,586	(29,858)
Prepaid expenses	(18,407)	171,661
Other assets	33,735	15,427
Increase (decrease) in liabilities:
Accounts payable	1,312,292	614,380
Net effect on cash from discontinued operations	-	(590,110)
Net cash used in operating activities	(1,250,438)	(1,226,589)

Cash flows from investing activities:
Proceeds from sale of equipment	80,000	-
Acquisition of minority interest	-	(882,000)
Cash flows from discontinued operations	-	15,645,759
Equipment and intangible asset purchases	(90,106)	(44,839)
Net cash provided by (used in) investing activities	(10,106)	14,718,920

Cash flows from financing activities:
Payments on debt	(193,364)	(4,602,344)
Cash flows from discontinued operations	-	(8,892,151)
Proceeds from issuance of common stock	560,636	-
Proceeds from issuance of notes and loans	644,421	-
Net cash provided by (used in) financing activities	1,011,693	(13,494,495)

Increase (decrease) in cash and cash equivalents	(248,851)	(2,164)

Cash and cash equivalents at beginning of period	257,868	260,032
Cash and cash equivalents at end of period	$9,017	$257,868

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,162	$1,486,395

Taxes	$10,000	$100,000

Non cash financing activities:

Equipment purchased with debt	$107,294	$-

Book value of vehicle transferred to employee as compensation	$-	$2,629

Gain on vehicle returned for cancellation of note payable	$-	$5,224

Insurance financed with notes payable	$91,171	$123,240

The accompanying notes are an integral part of the financial statements

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007 and 2006

1.   Significant Accounting Policies and Nature of Operations

Description of Business

Vista International Technologies, Inc. is in the business of developing, commercializing and operating renewable energy and waste to energy (WTE) technologies and projects. The Company’s mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. We plan to develop projects with government, community, industry and financial partners to recover the available hydro-carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal while providing clean alternative energy comparable to that of fossil fuels.

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

Business Segments

The Company operates two separate segments which are presently conducted in two separate facilities:

•        tire derived fuel processing operation in Hutchins, Texas, and
•       renewable energy and waste to energy (WTE) utilizing the company’s Thermal Gasifier™ technology operations in Englewood, Colorado alternative energy engineering and corporate offices in Englewood, Colorado

Principles of Consolidation

The financial statements include the accounts of Vista International Technologies, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash balances used to fund particular capital projects, which are not authorized or available for general corporate purposes, are classified as restricted cash.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at December 31, 2007 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce to the specifications in the contract. The Thermal Gasifier™ inventory value at December 31, 2007 is zero.

Research and Development

Research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the years ended December 31, 2007 and 2006, we incurred $70,826 and $55,861 for outside resources for research and development expense.

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

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of December 31, 2007.

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

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $167,954 and $313,344 at December 31, 2007 and 2006, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives, which range from three to ten years. Intangible assets consist of patents, capitalized web site costs, contracts acquired, and engineering drawings, designs and manuals for our Thermal Gasifier™ technology.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. The Company has no recorded goodwill at December 31, 2007 and 2006.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2007 and 2006 to be capitalized and deferred to future periods.

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

The Company had no stock-based compensation activity during the twelve months ended December 31, 2007 and 2006, and had no unvested stock options outstanding at December 31, 2007 and 2006.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company’s long-term note and interest receivable from officers and related parties does not significantly differ from cost at December 31, 2007 and 2006.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No, 160) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still evaluating the effects that SFAS No. 160 will have on our consolidated financial statements.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN No. 48 and has estimated the impact on the financial statements. (see Note 9)

2.   Liquidity, Going Concern, and Management’s Plan

The Company had a net loss of $3,095,766 for the twelve months ended December 31, 2007. At December 31, 2007 the Company had a working capital deficit of $2,662,101, and an accumulated deficit of $63,371,904. During the twelve months ended December 31, 2007 the Company used cash of $1,250,438 in operating activities.

Management believes that additional financing will be necessary in order for the Company to execute its business plan. There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment to meet obligations on a timely basis and ultimately to achieve successful operations.

Management plans to focus the company’s resources in three key areas: Thermal Gasifier™ engineering design, development of core business opportunities and attracting strategic investment. While management considers the Thermal Gasifier™ and waste to energy segment to be our core business, we also intend to continue modernization and improvement of the TDF processing operation at our Hutchins, TX facility to increase production and reduce operating costs. It is management’s belief that by improving all facets of company operations, we will be better situated to attract investors looking to enter the waste to energy and renewable energy marketplace.

The Company believes its cash on hand and the revenues it expects to generate at current levels will not be sufficient to fund the Company’s planned operating needs. We are seeking funding for the purposes described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding. Future funding may be through an equity investment, debt or convertible debt.

On January 31, 2008, we executed an agreement with Vista International, Inc. to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2007, provided an equity investment of approximately $561,000 in cash and payment of expenses for our operations for which we have an obligation to issue 5,606,360 shares of our common stock.

The Company can give no assurance that it will be able to obtain funds from financing opportunities, or that if available; the Company will be able to obtain funds on favorable terms and conditions. If the Company cannot secure additional funds it may be required to scale back operations or change its plans.

3.   Disposition of a Business Segment

On March 7, 2006 the Company, its wholly-owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation (“NEOHC”) and NEOHC’s wholly-owned subsidiary, MCNIC Rodeo Gathering, Inc. closed a Purchase and Sale Agreement with Midstream Energy Services, LLC pursuant to which NEOHC sold the assets which comprised the Company’s helium and gas processing facilities and operations to Midstream. The final purchase price which reflected post-closing adjustments pursuant to the terms of the Purchase and Sale Agreement was $16,999,569. Nathaniel used $14,482,171 of the sale proceeds to satisfy its indebtedness to Richard Strain, which reduced the company’s debt by approximately 89%.

Midstream assumed all the liabilities under the contracts included in the gas assets being sold that arose after the closing date.

The gain on sale of the helium and gas processing facilities and operations of $6,119,673 is reflected as gain on sale of assets, net of tax in our consolidated statement of operations for the period ended December 31, 2006.

4.   Property, Plant and Equipment

Following is a summary of property, plant and equipment at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Machinery and equipment	$603,991	$1,158,155
Buildings	43,575	43,575
Vehicles	15,000	66,225
Land	51,085	51,085
Furniture, fixtures and equipment	192,571	184,317
Improvements	189,511	128,280
	1,095,733	1,631,637
Less accumulated depreciation	(458,721)	(562,194)
Net book value	$637,012	$1,069,443

Depreciation expense recorded in the statements of operations was $257,192 and $268,687 for the years ended December 31, 2007 and 2006, respectively.

5. Intellectual Property

The company owns three U.S. patents, two pending U.S. patent applications and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively.

	2007	2006
Patents	$207,428	$207,428
Blueprints and engineering design	-	299,339
Less accumulated amortization	(167,954)	(313,344)
Intangible assets, net	$39,474	$193,423

Amortization expense for the twelve months ended December 31, 2007 and 2006 was $79,115 and $129,059, respectively.

6. Notes Payable

At December 31, 2007 and 2006, the Company had the following promissory notes outstanding:

	2007	2006
9% promissory payable to a stockholder	$500,000	$-

3.68% installment note, secured by equipment, monthly payments of $2,408 principal and interest	92,622	-

3.35% installment note, secured by equipment, monthly payments of $905 principal and interest	18,472	28,545

9.09% capital lease, secured by software, monthly payments of $1,716 principal and interest	13,781	31,299

15% promissory notes payable to individuals, due on demand	17,000	17,000

Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy Thermal Gasifier ™ project owner at 20% of amount received	70,000	70,000

Promissory note payable to a vendor	11,750	-

4.5% installment note, secured by equipment, monthly payments of $2,531 principal and interest	-	15,126

10.59% installment note, secured by equipment, monthly payments of $3,231 principal and interest	-	26,118

9.00% installment note, secured by vehicle, monthly payments of $641 principal and interest	-	10,945

8.45% installment note, secured by vehicle, monthly payments of $308 principal and interest	-	1,508

15% installment notes for insurance premium financing	-	4,196

Total debt:	$723,625	$204,737

Current portion:	(652,274)	(162,814)

Long-term portion:	$71,351	$41,923

Maturities of debt are as follows:

December 31,
2009	$652,274
2010	28,890
2011	5,953
2010	-
thereafter	-
$723,625

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from a shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets. No principal or interest was paid on these loans during the year ended December 31, 2007.

On May 31, 2007 we entered into an installment sale agreement to purchase equipment for $115,559. The agreement has a term of four years with an annual interest rate of 3.68%.

On March 7, 2006, we repaid total principal of $12,246,361 related to all previous obligations due Richard Strain out of the proceeds we received from the sale of our helium and gas processing assets to Midstream.

On June 9, 2006, we paid off the borrowings outstanding on our line of credit of $790,000. The line of credit was secured by a letter of credit provided by a stockholder, Richard Strain.

7. Related Party Transactions

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from a shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets. No principal or interest was paid on these loans during the year ended December 31, 2007.

On January 31, 2008, we executed an agreement with Vista International, Inc., our majority shareholder, to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2007, provided an investment of approximately $561,000 in cash and payment of expenses for our operations for which we have an obligation to issue 5,606,360 shares of our common stock.

On March 7, 2006, we closed the Purchase and Sale Agreement with Midstream for our helium and gas processing operations and received $16,915,676. From the $16,915,676 received, we paid Mr. Strain $13,600,171 in satisfaction of our October 2003 promissory notes of $6,892,151, our March 2004 promissory note of $2,000,000, our September 2005 promissory note of $3,354,210 and accrued interest through March 7, 2006 on those notes of $1,353,810.

Pursuant to our Purchase and Sale Agreement with Midstream, the purchase price under that agreement was subject to an upward adjustment by up to $1,800,000 if Midstream and Colorado Interstate Gas entered into an agreement for nitrogen and/or air blending services which commences on or before January 1, 2007. This agreement was entered into in December 2005. As a result of this upward adjustment, we paid Richard Strain an additional $882,000 at closing.

On December 5, 2006, we entered into an agreement with Bailey-Jamar, LLC, under which Bailey-Jamar agreed to provide the company with $7,500,000 in capital through an equity investment by a joint venture consisting of Bailey-Jamar and a co-venturer to be identified by Bailey-Jamar in the future. Brad E. Bailey, the company’s Chief Executive Officer, is a principal member of Bailey-Jamar. At December 31, 2007, we had not utilized this financing arrangement. Bailey-Jamar was not able to identify a joint venture party. This agreement expired on February 28, 2007. No funds were received as a result of this agreement and no shares were issued.

8.   Income Taxes

Deferred income taxes result from the temporary differences arising from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $13,400,000, which expires between 2020 and 2027. Approximately $12,300,000 of these losses are limited under the change in control provisions of Internal Revenue Code Section 382. Losses so limited will be available to offset future taxable income of up to $274,000 annually until their expiration. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2007, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ zero at December 31, 2007. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

As a result of the sale of our helium and gas processing assets on March 7, 2006, we utilized approximately $5,975,000 of our December 31, 2005 and prior net operating loss carryforwards to offset the gain on the sale of those assets. As of December 31, 2005, we had recorded a deferred tax asset and total provision benefit of $759,000. In 2006, this amount has reduced gain on disposed operations to its net of tax amount.

The income tax provision (benefit) for the years ended December 31, 2007 and 2006 consists of the following:

	December 31, 2007	December 31, 2006
Continuing Operations
Current:
Federal	$—	$—
State	—	12,000
	—	12,000

Deferred:
Federal	—	—
State	—	—
	—	—
Discontinued Operations
Federal	—	641,490
State	—	117,100
	—	759,000
Total	$—	$771,000

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2007	December 31, 2006
Computed “expected” income tax expense (benefit) at approximately 37%	$(892,000)	$1,978,000

Use of in NOL carryforwards	—	(1,978,000)

Discretionary change in valuation allowances of deferred income taxes	892,000	—
Various other	—	12,000
Discontinued Operations	—	759,000
	$—	$771,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Federal net operating loss	$4,958,000	$4,971,000
Allowance and accruals not recognized for income tax purposes	—	—
Total gross deferred tax assets	4,958,000	4,971,000
Less : Valuation allowance	(4,958,000)	(4,971,000)
Net deferred tax assets	$—	$—

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	$—	$—
Deferred state tax liability	—	—
Total net deferred tax liabilities	$—	$—

These amounts have been presented in the consolidated balance sheets as follows:

	December 31, 2007	December 31, 2006
Current deferred tax asset	$—	$—
Current deferred tax liability	—	—
Non current deferred tax asset	—	—
Non current deferred tax liability	—	—
Total net deferred tax asset	$—	$—

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 ( FIN 48 ) .  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The company has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  Specifically, the Company believes there may be an exemption for some or all of the gain from the sale of the helium assets under the Oklahoma source capital gain exception for corporations for purposes of Oklahoma state income tax. In addition, the Company believes there is justification for the utilization of certain outside basis adjustments incurred by the Company in 2005 as a reduction of its taxable capital gain for both federal and state tax reporting purposes. The company adopted FIN 48 as of January 1, 2007, as required.

9.   Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2007.

Common Stock

Twelve months ended December 31, 2007

During the twelve months ended December 31, 2007, the Company received approximately $561,000 in cash and payment of expenses for our operations for which we have an obligation to issue 5,606,360 shares of our common stock. These shares are classified as common stock to be issued on our December 31, 2007 consolidated balance sheet.

Twelve months ended December 31, 2006

During the twelve months ended December 31, 2006, the Company issued 33,333 shares of common stock previously classified as Shares to be Issued. These shares were issued in satisfaction of certain liabilities of the Company which were agreed to be settled for stock in a previous period.

10. Minority Interest

On September 29, 2005 we entered into a Stock Purchase Agreement with Mr. Richard Strain to purchase the 49% minority interest in our 51% owned subsidiary, Nathaniel Energy Oklahoma Holdings Corporation, owned by Mr. Strain, and issued a $3,354,210 promissory note to Mr. Strain. We recorded the $3,354,210 promissory note as a current note payable due stockholder with a corresponding reduction in our additional paid-in capital on our balance sheet as of December 31, 2005. This note was paid in full to Mr. Strain during the twelve months ended December 31, 2006.

Pursuant to our Purchase and Sale Agreement with Midstream for the sale of our helium and gas operations the purchase price under that agreement was subject to an upward adjustment by up to $1,800,000 if Midstream and Colorado Interstate Gas entered into an agreement for nitrogen and/or air blending services which commences on or before January 1, 2007. This agreement was entered into in December 2005. As a result of this upward adjustment, we paid Richard Strain an additional $882,000 at closing. This amount was charged to additional paid-in capital on the Company’s balance sheet at December 31, 2006.

11.   Commitments and Contingencies

Commitments

We entered into a new contract with Geocycle US effective September 1, 2007. Geocycle US can take up to 1500 tons of tie-derived-fuel per month for their operation. .The contract has options to renew annually. The contract establishes a base price for the tire-derived-fuel with a price re-opener at the beginning of each renewal period. Either party has the right to terminate the agreement at the end of the initial term giving the other party 90 days advance notice of such termination. Should the company not be able to supply Geocycle US with the contracted supply of tire-derived-fuel under the agreement then Geocycle US has the right to purchase material from another third party supplier.

Litigation and Claims

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

Environmental Liability

The Company has approximately 18,400 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. Management believes we could potentially receive more than double our current processing capacity of new whole tires for which we would receive a tipping fee. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires.

While management considers the piles a potential asset, they also represent a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 18,400 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $877,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility.  We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have reserved $779,000 for the cost of disposing of this material. Our accrual for disposal costs expensed in our statement of operations for the year ended December 31, 2007 is $749,000.

12.   Segment Data

The Company conducts business in two separate facilities presently managed as two energy operating business segments, alternative energy and tire fuel processing. The location and use of our facilities are shown as follows:

•	the renewable energy (WTE) and waste to energy operation and corporate offices in Englewood, Colorado and
•	the tire fuel processing operation in Hutchins, Texas.

	Year ended December 31, 2007
	Fuel	Renewable	Discontinued
	Processing	Energy and WTE	Helium Operations	Total
Revenue	$337,168	$-	$-	$337,168
Significant non-cash expenditures:
Depreciation and amortization	$261,471	$74,836	$-	$336,307
Net income (loss)	$(2,939,786)	$(155,980)	$-	$(3,095,766)
Capital expenditures	$194,700	$-	$-	$194,700
Total assets as of December 31, 2007	$914,804	$-	$-	$914,804

	Year ended December 31, 2006
	Fuel	Renewable	Discontinued
	Processing	Energy and WTE	Helium Operations	Total
Revenue	$1,114,887	$-	$34,597	$1,149,484
Significant non-cash expenditures:
depreciation and amortization	$297,966	$99,780	$-	$397,746
Net income (loss)	$(1,446,996)	$(562,721)	$6,313,101	$4,303,384
Capital expenditures	$105,077	$-	$-	$105,077
Total assets as of December 31, 2006	$1,615,513	$139,669	$-	$1,755,182

13.   Lease Commitments

The company leases certain office facilities under non-cancelable operating leases that expire at various dates through 2008. At December 31, 2007, the company was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms of less than one year, as follows:

2008	$22,050
2009	—
2010	—
2011	—
2012	—
Total minimum lease payments	$22,050

Rent expense for operating leases, including month-to-month rentals, was $208,641 and $79,219 for the years ended December 31, 2007 and 2006, respectively.

14. Subsequent Events

On March 20, 2008, the company received notification from the Internal Revenue Service of the filing of a federal tax lien in the approximate amount of $120,000 related to late payment of federal income tax, penalty and interest on the September 30, 2005 corporate income tax return of Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy Oklahoma Holdings Corporation was required to file a short period federal income tax return for 2005 as the company acquired a 49% minority interest of Nathaniel Energy Oklahoma Holdings Corporation on that date from Mr. Richard Strain, the company’s majority shareholder and debt holder at that time. Nathaniel Energy Oklahoma Holdings Corporation filed a consolidated return for the remainder of the 2005 tax year with Nathaniel Energy Corporation. The short period return gave rise to a federal income tax liability of approximately $200,000. The company made installments against this tax liability of $100,000 during 2006 and an additional $10,000 during the first quarter of 2007.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES INC.

Date: May 15, 2008	By:	/s/ Barry J. Kemble

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Johan C. Smith
Johan C. Smith, Director
Date: May 15, 2008

/s/ Timothy D. Ruddy
Timothy D. Ruddy, Director
Date: May 15, 2008