Form 10QSB
period 2008-03-31
Vista International Technologies Inc
filed 2008-05-21
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____________ to____________

Commission file number 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: May 15, 2008, 97,031,893 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$--	$9,017
Accounts receivable	228	586
Other assets	130,871	130,871
Prepaid expenses	26,110	58,684

Total current assets	157,209	199,158

Deposits	29,032	39,160
Property and equipment, net of accumulated depreciation	603,075	637,012
Intangibles, net of accumulated amortization	38,405	39,474

Total assets	$827,721	$914,804

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,118,579	$2,044,620
Accrued compensation and payroll liabilities	178,987	121,774
Accrued interest	53,778	42,591
Notes payable - stockholder	500,000	500,000
Notes payable and capital leases - current portion	137,549	152,274

Total current liabilities	2,988,893	2,861,259

Long-term portion of notes payable	62,389	71,351

Total liabilities	3,051,282	2,932,610

Commitments and contingencies	--	--

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.001 par value; 200,000,000 shares authorized;
91,481,596 and 90,731,596 shares issued outstanding at March 31, 2008 and December 31, 2007, respectively	91,481	90,731
Additional paid-in capital	61,432,619	61,257,476
Common stock to be issued	6,910	5,891
Accumulated deficit	(63,754,571)	(63,371,904)
Total stockholders’ equity (deficit)	(2,223,561)	(2,017,806)

Total liabilities and stockholders' equity (deficit)	$827,721	$914,804

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Revenues	$5,749	$208,197

Cost of revenue	108,244	339,227

Gross loss	(102,495)	(131,030)

Operating expenses:
Selling, general and administrative expenses	333,784	361,114
Research and development	--	68,776

Total operating expenses	333,784	429,890

Loss from operations	(436,279)	(560,920)

Other income (expense):
Other income	66,667	--
Gain on sale of fixed assets	--	8,181
Interest income (expense)	(13,055)	(3,382)

Net loss	$(382,667)	$(556,121)

Net loss per share, basic and diluted	$(0.004)	$(0.01)

Weighted average common shares outstanding	91,110,717	90,731,596

The accompanying notes are an integral part of the financial statements.

 Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash flows from operating activities:
Net Income (loss)	$(382,667)	$(556,121)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	35,007	89,972
Consulting fees	75,000	--
Other income	(66,667)	--
Gain on sale of assets	--	(8,181)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	358	49,893
Prepaid expenses	32,574	28,529
Other assets	10,128	(160)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	197,158	182,701

Net cash used in operating activities	(99,109)	(213,367)

Cash flows from investing activities:

Proceeds from the sale of vehicle	--	5,963
Equipment and intangible asset purchases	--	(3,524)
Net cash provided by investing activities	--	2,439

Cash flows from financing activities:
Payments on debt	(11,820)	(29,808)
Proceeds from common stock to be issued	101,912	--
Net cash provided by (used in) financing activities	90,092	(29,808)

Increase (decrease) in cash and cash equivalents	(9,017)	(240,736)

Cash and cash equivalents at beginning of period	9,017	257,868

Cash and cash equivalents at end of period	$--	$17,132

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,528	$5,365

Taxes	$--	$10,000

Non cash financing activities:

Common stock issued for services	$75,000	$--

The accompanying notes are an integral part of the financial statements.

 Vista International Technologies, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007
(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

We are a renewable hydrocarbon-based waste to energy (“WTE”) company providing municipalities and industries with solutions to divert waste from landfills and clean alternative energy preferable to that of fossil fuels. Our primary focus is on our proprietary patented technology, the Thermal Gasifier™, which is a multi-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and other solid, hydrocarbon-based materials into “producer gas” that can be used to produce clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union emission regulations. We expect that our solutions will reduce air born carbon emission, claimed to contribute to global warming, that would otherwise be generated by these landfills or other fossil fuel based energy production.

Since 1999 we have operated a tire fuel processing facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire processor and tire storage facility. We are paid a tipping fee (fee paid per tire received) for accepting waste tires. We process the waste tires into tire-derived-fuel at our facility. We sell the TDF product from our tire fuel processing operation to one major user, our primary customer, Geocycle, US, a wholly owned subsidiary of a large cement company located in Texas, which uses the tire-derived-fuel for firing its kilns, thereby displacing equal amounts of coal. During the three months ended March 31, 2008, our tire fuel processing business has generated 100% of our revenue.

We plan to focus our patented technology, the Thermal Gasifier™ to create energy infrastructures and build, own and operate hydrocarbon-based waste-to-energy plants. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of readily available solid waste from landfills, while providing a cost effective, clean energy alternative to fossil fuels worldwide.

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

 Although we no longer provide technical assistance to the project owner of our two Thermal Gasifiers™ in Cologna Veneta, Italy, we continue to utilize the Thermal Gasifier™ units in Italy in our sales, marketing and research efforts. We also use the WTE plant in Cologna Veneta, Italy as “proof-of-process” and Thermal Gasifier™ technology demonstration in our business development activities demonstrating a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ through the period ended March 31, 2008.

Critical Accounting Policies

The financial statements include the accounts of the company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at March 31, 2008 is zero.

The Thermal Gasifiers™ which are built, owned and operated are valued at cost. Thermal Gasifiers™ built as part of a joint venture arrangement are valued at cost, reduced by any contractual exposure to penalties contained in a contract which could be incurred if our Thermal Gasifiers™ do not perform in accordance with contractual specifications. The Thermal Gasifier™ inventory value at March 31, 2008 is zero.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three months ended March 31, 2008 and 2007, we incurred costs for third party engineering consulting and analysis and expensed $0 and $68,776, respectively.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment purchased or constructed is recorded at cost. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Gain or loss is recorded in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired. Depreciation is provided for using the straight-line method. Estimated useful lives of the assets used in the computation of depreciation are as:

Machinery and equipment	5 years
Buildings	15 years
Vehicles	5 years

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

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of March 31, 2008.

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

2. Notes Payable

At March 31, 2008, the Company had the following promissory notes outstanding:

2008
9% promissory payable to a stockholder	$500,000

3.68% installment note, secured by equipment, monthly payments of $2,408 principal and interest	86,233

3.35% installment note, secured by equipment, monthly payments of $905 principal and interest	15,900

9.09% capital lease, secured by software, monthly payments of $1,716 principal and interest	10,805

15% promissory notes payable to individuals, due on demand	17,000

Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy Thermal Gasifier ™ project owner at 20% of amount received	70,000

Total debt:	$699,938

Current portion:	(637,549)

Long-term portion:	$62,389

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from the prior major shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes were payable on or before September 30, 2007. The May 31, 2007 note was due on or before November 30, 2007. We have obtained agreement to repay the notes from Mr. Strain at such time we have sufficient operating capital to make repayment. The loans are secured by a first priority security interest in our assets.

3. Related Party Transaction

During the three months ended March 31, 2008, the Company received  $101,912 in cash from Vista International, Inc. for our operations for which we have an obligation to issue 1,019,120 shares of our common stock. These shares are classified as common stock to be issued on our March 31, 2008 consolidated balance sheet.

4. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, tire fuel processing and alternative energy. The location and use of our facilities are shown as follows:

•	the tire fuel processing operation in Hutchins, Texas, and
•	renewable energy and waste to energy (WTE), engineering and corporate offices in Englewood, Colorado.

For the three months ended March 31, 2008:

	Fuel Processing	Renewable Energy and WTE	Total
Revenue	$5,749	$-	$5,749
Depreciation and amortization	$32,189	$2,818	$35,007
Net loss	$(116,533)	$(266,134)	$(382,667)
Capital expenditures	$-	$-	$-
Total assets as of March 31, 2008	$428,760	$398,961	$827,721

 For the three months ended March 31, 2007:

	Fuel Processing	Renewable Energy and WTE	Total
Revenue	$208,197	$-	$208,197
Depreciation and amortization	$60,092	$29,880	$89,972
Net loss	$(151,265)	$(404,856)	$(556,121)
Capital expenditures	$3,524	$--	$3,524
Total assets as of March 31, 2007	$989,459	$348,769	$1,338,228

5. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at March 31, 2008.

Common Stock

Three months ended March 31, 2008

On January 31, 2008, we executed an agreement with Vista International, Inc., our majority shareholder, to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2007, provided an investment of approximately $561,000 in cash and payment of expenses for our operations for which we have an obligation to issue 5,606,360 shares of our common stock. On April 10, 2008,  5,550,297 shares were issued and Vista International, Inc. has flied a Form 4 with the Commission.

On January 28, 2008, the company issued an aggregate of 750,000 restricted shares of its common stock to American Capital Venture, Inc. (and its affiliates) (collectively “ACV”) for an investor relations services contract. Under the contract, ACV was to plan, coordinate, establish and manage an investor relations program for the benefit of the Company. In connection with the sale of unregistered securities, the company filed a Form D with the Commission.

During the three months ended March 31, 2008, the Company received approximately $101,912 in cash from Vista International, Inc. for our operations for which we have an obligation to issue 1,019,120 shares of our common stock. These shares are classified as common stock to be issued on our March 31, 2008 consolidated balance sheet.

Three months ended March 31, 2007

On December 5, 2006, we entered into an agreement with Bailey-Jamar, LLC, under which Bailey-Jamar agreed to provide the company with $7,500,000 in capital through an equity investment by a joint venture consisting of Bailey-Jamar and a co-venturer to be identified by Bailey-Jamar in the future. Brad E. Bailey, the company’s Chief Executive Officer, at such time, was also a principal member of Bailey-Jamar. Bailey-Jamar was not able to identify a joint venture party. This agreement expired on February 28, 2007. No funds were received as a result of this agreement and no shares were issued.

6. Income Tax

On March 20, 2008, the company received notification from the Internal Revenue Service of the filing of a federal tax lien in the approximate amount of $120,000 related to late payment of federal income tax, penalty and interest on the September 30, 2005 corporate income tax return of Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy Oklahoma Holdings Corporation was required to file a short period federal income tax return for 2005 as the company acquired a 49% minority interest of Nathaniel Energy Oklahoma Holdings Corporation on that date from Mr. Richard Strain, the company’s majority shareholder and debt holder at that time. Nathaniel Energy Oklahoma Holdings Corporation filed a consolidated return for the remainder of the 2005 tax year with Nathaniel Energy Corporation. The short period return gave rise to a federal income tax liability of approximately $200,000. The company made installments against this tax liability of $100,000 during 2006 and an additional $10,000 during the first quarter of 2007. We are currently working with the Internal Revenue Service to resolve this matter.

7. Subsequent Events

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

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology:  building, owning and operating waste-to-energy plants either on our own or with joint venture partners. The tire fuel processing operation generated 100% of revenue from continuing operations, or $5,749 during the first quarter 2008. We recognized no revenue from our Thermal Gasifier™ business segment during the first quarter of 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources are focused on this business segment.

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

Our tire fuel processing operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007 but a permit renewal has been submitted and is in process for approval allowing for continued operation. We continue to maintain our fuel processing facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility. The company has submitted a request to the TCEQ to extend the period of time to complete the work necessary for the permit renewal. We have been advised that the TCEQ will issue a notification extending the time within which to complete the permit renewal.

Results of Operations

Revenue

For the three months ended March 31, 2008, revenue from continuing operations declined to $5,749 compared to $208,197 during the three months ended March 31, 2007, a decrease of $202,448 or approximately 97%. This decrease was due to the reduction in operations at the Hutchins, TX tire processing facility since August 2007 due to accidental damage to certain tire shredding equipment. The cost of repairing the damaged equipment approximated the cost of new shredding equipment. Management decided to purchase new equipment; however, the company was not able to place the order in 2007 due to financial constraints. As a result, the facility has operated on a limited basis since August 2007.

Cost of goods sold

Cost of goods sold was $108,244 for the three months ended March 31, 2008, compared to $339,227 during the three months ended March 31, 2007, a decrease of $230,983 or 68%. The decrease was primarily due to reduction in headcount and related salary and employee benefit expense of approximately $40,000, a decrease in repair and maintenance and operating supplies expense due to limited operations of approximately $111,000, a decrease in equipment rental expense of approximately $36,000 and a decrease in depreciation expense of approximately $28,000.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $333,784 for the three months ended March 31, 2008, compared to $361,114 for the three months ended March 31, 2007, a decrease of $27,330 or approximately 8%. This decrease was due primarily to the reduction in amortization expense of approximately $25,000 related to engineering drawings and blueprints on the design of our Thermal Gasifier™, which were impaired during the third quarter of 2007.

Research and development expense

For the three months ended March 31, 2008 and 2007, research and development expense was $0 and $68,776, respectively.

Interest expense

Interest expense, net of interest income, was $13,055 during the three months ended March 31, 2008, compared to interest expense of $3,382 during the three months ended March 31, 2007. This increase was due to interest incurred on average outstanding indebtedness which increased approximately $530,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008.

Other income

Other income for the three months ended March 31, 2008 and 2007 was $66,667 and $0 respectively. Other income represents a reduction in a reserve for payment for certain assets which management believes is no longer an obligation.

Net Income (Loss)

For the reasons stated above, net loss for the three months ended March 31, 2008 was $382,667, or ($0.004) per basic and diluted share, compared with the net loss of $556,121, or ($0.01) per basic and diluted share, for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we have a negative working capital of $2,831,684 and a cash balance of $0. The company’s negative working capital balance is due primarily to the reduction in operations and related cash flows at our tire fuel processing facility in Hutchins, Texas and inclusion of a liability of $779,000 for clean up costs at the Hutchins facility.

For the period ended March 31, 2008, net cash used in operating activities of $99,109 consists primarily of the net loss of $382,667, decreased by non cash depreciation expense of $35,007 and consulting fees of $75,000 and increased by other income related to release of liabilities of $66,667 and by changes in the components of working capital primarily due to an increase in accounts payable and accruals of $197,158.

For the period ended March 31, 2007, net cash used by operating activities of $213,367 consists primarily of the net loss of $556,121, offset by changes in the components of working capital in the amount of $257,581 and depreciation and amortization expense of $89,972.

For the period ended March 31, 2007, net cash provided by investing activities of $2,439 consisted of proceeds from the sale of assets of $5,963 offset by capital expenditures of $3,524.

Net cash provided by financing activities of $90,092 for the period ended March 31, 2008 includes proceeds from common stock to be issued of $101,912 decreased by payment on indebtedness of $11,820.

Net cash used in financing activities of $29,808 for the period ended March 31, 2007 consisted of payment of indebtedness.

We received interim funding in cash of $101,912 for our operations as an equity investment from Vista International, Inc. during the first quarter of 2008 in exchange for common stock to be issued. . In addition, Vista International, Inc. incurred expenses on behalf of the company during the first quarter of 2008 for sales and market development efforts in China, Mexico, South Eastern Europe and the US. Those expenses consist primarily of travel and marketing related expenses in pursuit of projects for the deployment of our thermal gasification technology. Vista International, Inc. has obtained a number of letters of intent to use our thermal gasification technology for waste to energy projects and expects to convert those into contracts in the future. The expenses incurred on our behalf have not been recorded as equity contributions to the company at this time. The company expects to negotiate a compensation agreement on a project by project basis to include an equity interest in the projects that result from Vista International, Inc.’s efforts .We expect that Vista International, Inc. will provide additional capital either as debt or as an equity contribution to us during the remainder of 2008 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and commercializing and deploying our Thermal Gasifiers™. We also expect to use this funding to identify and integrate other technologies that will improve the operation and forecasted profitability of our Thermal Gasifier™.

We expect that our current cash on hand and revenues will not be sufficient to sustain our current. The company believes it will need to secure several million dollars of investment capital within the next one to two months in order to continue development of the next generation Thermal Gasifier™ and fund ongoing operations.

The independent auditors report on our December 31, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2007, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2007.

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

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in routine litigation which is incidental to our business, none of which is anticipated to have a material adverse effect on our financial condition, operations or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 28, 2008, the Company issued an aggregate of 750,000 restricted shares of its common stock to American Capital Venture, Inc. (and its affiliates) (collectively "ACV") for an investor relations' services contract. Under the contract, ACV was to plan, coordinate, establish, and manage an investor relations program, for the benefit of the Company, through one or more nationally recognized news and information mediums. In connection with the sale of unregistered securities, the Company filed a Form D with the Commission.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

2.1	Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2	Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation*
3(i).1	Certificate of Incorporation**
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(i).4	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005**
3(ii).1	Amended and Restated By-Laws***
10.2	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain**
10.3	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services**
10.4	Nathaniel Energy Corporation 2005 Equity Participation Plan**
10.6	Agreement dated December 5, 2006 between Nathaniel Energy Corporation and Bailey-Jamar, LLC. ****
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)***
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior)(effective March 8, 2004)***
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)

Date: May 16, 2008	By:	/s/ Barry J. Kemble
Barry J. Kemble Chief Executive Officer Vista International Technologies, Inc.