Form 10-Q
period 2008-06-30
Vista International Technologies Inc
filed 2008-08-14
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

Delaware	84-1572525
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4704 Harlan Street, Suite 685, Lakeside, CO 80212
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (303) 690-8300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer   ☐            Accelerated filer   ☐            Non-accelerated filer   ☐            Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes   ☒  No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes   ☐  No   ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: July 29, 2008, 97,031,893 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31,
	(unaudited)	2007
ASSETS

Current assets
Cash and cash equivalents	$6,919	$9,017
Accounts receivable	—	586
Other assets	130,871	130,871
Prepaid expenses	65,492	58,684

Total current assets	203,282	199,158

Deposits	39,532	39,160
Property and equipment, net of accumulated depreciation	619,239	637,012
Intangibles, net of accumulated amortization	37,335	39,474

Total assets	$899,388	$914,804

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$2,121,750	$2,044,620
Accrued compensation and payroll liabilities	280,163	121,774
Accrued interest	64,965	42,591
Notes payable and capital leases - current portion	186,116	152,274
Notes payable - stockholder	500,000	500,000

Total current liabilities	3,152,994	2,861,259

Long-term portion of notes payable	63,732	71,351

Total liabilities	3,216,726	2,932,610

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 97,031,893 and 90,731,596 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	91,481	90,731
Additional paid-in capital	61,654,784	61,257,476
Common stock to be issued	9,136	5,891
Accumulated deficit	(64,072,739)	(63,371,904)
Total stockholders’ equity (deficit)	(2,317,338)	(2,017,806)

Total liabilities and stockholders' equity (deficit)	$889,388	$914,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$888	$96,118	$6,637	$304,315

Cost of revenue	77,225	383,798	185,469	723,025

Gross profit (loss)	(76,337)	(287,680)	(178,832)	(418,710)

Operating expenses:
Selling, general and administrative expenses	229,511	332,312	563,295	693,426
Research and development expense	-	-	-	68,776

Total operating expenses	229,511	332,312	563,295	762,202

Loss from operations	(305,848)	(619,992)	(742,127)	(1,180,912)

Other income (expense):
Other income	-	-	66,667	-
Gain on sale of fixed assets	-	18,481	-	26,662
Interest expense	(12,320)	(10,350)	(25,375)	(13,732)

Net loss	$(318,168)	$(611,861)	$(700,835)	$(1,167,982)

Net loss per share, basic and diluted	$(0.003)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	96,482,963	90,731,596	93,796,840	90,731,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(700,835)	$(1,167,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,014	180,722
Other income	(66,667)	-
Reserve for bad debt	-	8,078
Disposition of equipment	-	(6,565)
Interest expense	-	10,134
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	586	100,734
Prepaid expenses	(6,808)	-
Other assets	(372)	44,972
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	305,812	198,270
Net cash used in operating activities	(398,269)	(631,637)

Cash flows from investing activities:
Proceeds from the sale of equipment	-	5,963
Equipment and intangible asset purchases	(50,102)	(1,501)
Net cash provided by (used in ) investing activities	(50,102)	4,462

Cash flows from financing activities:
Payments on debt	(19,781)	(67,398)
Proceeds from common stock	400,552	-
Proceeds from issuances of notes and loans	65,502	500,000
Net cash provided by (used in) financing activities	446,273	432,602

Net increase (decrease) in cash and cash equivalents	(2,098)	(194,573)

Cash and cash equivalents, at beginning of period	9,017	257,868

Cash and cash equivalents, at end of period	$6,919	$63,295

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,528	$5,365
Taxes	$5,000	$10,000
Non cash financing activity:
Common stock issued for services	$75,000	$-

During the quarter ended June 30, 2007, the Company financed equipment with a note for $107,294.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007
(Unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with Article 8 of Regulation S-X of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

We are a renewable hydrocarbon-based waste-to-energy (WTE) company that provides municipalities and industries with solutions that divert waste from landfills while providing a clean alternative energy comparable to that of fossil fuels. Our primary focus is on our proprietary patented technology, the Thermal Gasifier™, which is a multi-stage gasification system designed to convert industrial and commercial waste, biomass, waste tires and other solid, hydrocarbon-based materials into “producer gas” that can be used to produce clean economical thermal and electrical energy, while exceeding the most stringent EPA and European Union emission regulations. We expect that our solutions will reduce air born carbon emission, claimed to contribute to global warming, that would otherwise be generated by these landfills or other fossil fuel based energy production.

Since 1999 we have operated a tire fuel processing facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire processor and tire storage facility. We are paid a tipping fee (fee paid per tire received) for accepting waste tires. We process the waste tires into tire-derived-fuel at our facility. We sell the TDF product from our tire fuel processing operation to one major user, our primary customer, Geocycle, US, a wholly owned subsidiary of a large cement company located in Texas, which uses the tire-derived-fuel for firing its kilns, thereby displacing equal amounts of coal. During the three and six months ended June 30, 2008, our tire fuel processing business generated 100% of our revenue.

We plan to use our patented technology, the Thermal Gasifier™ to create energy infrastructures and build, own and operate hydrocarbon-based waste-to-energy plants. The Company’s mission is to become an environmental partner with municipalities and commercial and industrial businesses for the diversion of readily available solid waste from landfills, while providing an economically cost effective, clean energy alternative to fossil fuels worldwide.

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

Although we no longer provide technical assistance to the project owner of our two Thermal Gasifiers™ in Cologna Veneta, Italy, we continue to utilize those units in our sales and marketing efforts. We also use the WTE plant in Cologna Veneta, Italy as “proof-of-process” and Thermal Gasifier™ technology demonstration in our business development activities demonstrating a lower cost, clean dependable energy alternative to fossil fuels worldwide. We have recognized no revenue from the sale or delivery of our Thermal Gasifiers™ during the three and six months ended June 30, 2008.

Critical Accounting Policies

The financial statements include the accounts of the company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the net loss.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at June 30, 2008 is zero.

The Thermal Gasifiers™ which are built, owned and operated are valued at cost. Thermal Gasifiers™ built as part of a joint venture arrangement are valued at cost, reduced by any contractual exposure to penalties contained in a contract which could be incurred if our Thermal Gasifiers™ do not perform in accordance with contractual specifications. The Thermal Gasifier™ inventory value at June 30, 2008 is zero.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three and six months ended June 30, 2008 and 2007, we incurred costs for third party engineering consulting and analysis and expensed $0 and $0; $0 and $68,776, respectively.

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

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of June 30, 2008.

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

2. Notes Payable

At June 30, 2008, the Company had the following promissory notes outstanding:

2008
9% promissory note payable to a stockholder	$500,000

3.68% installment note, secured by equipment	79,784

3.35% installment note, secured by equipment	13,306

7.9% unsecured promissory note	58,952

9.09% capital lease, secured by software	10,806

Non-interest bearing unsecured promissory note due upon receipt of payments from the Italy thermal gasifier project owner at 20% of amount received	70,000

15% promissory notes payable to individuals, due on demand	17,000

Total debt:	$749,848

Current portion:	(686,116)

Long-term portion:	$63,732

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

3. Related Party Transactions

During the six months ended June 30, 2008, the Company received $325,552 in cash from Vista International, Inc. for our operations for which we have an obligation to issue 3,255,528 shares of our common stock. These shares are classified as common stock to be issued on our June 30, 2008 consolidated balance sheet.

On April 10, 2008, the Company issued an aggregate of 5,550,297 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses of approximately $561,000 during the year ended December 31, 2007 pursuant to a Definitive Agreement for equity investment executed on January 31, 2008. In connection with the purchase of restricted securities, Vista International, Inc. filed a Form 4 with the Commission.

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from a shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 were payable before September 30, 2007. The May 31, 2007 note was due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets.

4. Business Segments

The Company conducts business in two separate facilities presently managed as two energy operating business segments, tire fuel processing and alternative energy. The location and use of our facilities are shown as follows:

• tire fuel processing operation in Hutchins, Texas, and
• renewable energy and waste to energy (WTE) engineering and corporate offices in Lakeside, Colorado.

For the six months ended June 30, 2008:

	Fuel Processing	Renewable Energy and WTE	Total

Revenue	$6,637	$-	$6,637
Significant non-cash expenditures:
Depreciation and amortization	$70,014	$-	$70,014
Net income (loss)	$(754,357)	$53,522	$(700,835)
Capital expenditures	$50,102	$-	$50,102
Total assets as of June 30, 2008	$889,388	$-	$889,388

 For the six months ended June 30, 2007:

	Fuel Processing	Renewable Energy and WTE	Total

Revenue	$304,315	$-	$304,315
Significant non-cash expenditures:
Depreciation and amortization	$130,831	$49,891	$180,722
Net (loss)	$(1,111,781)	$(56,201)	$(1,167,982)
Capital expenditures	$1,501	$-	$1,501
Total assets as of June 30, 2007	$1,334,083	$84,705	$1,418,787

5. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at June 30, 2008.

Common Stock

Six months ended June 30, 2008

On January 31, 2008, we executed an agreement with Vista International, Inc., our majority shareholder, to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2007, provided an investment of approximately $561,000 in cash and payment of expenses for our operations for which we have an obligation to issue 5,606,360 shares of our common stock. On April 10, 2008, 5,550,297 shares of common stock were issued and Vista International, Inc. has filed a Form 4 with the Commission.

On January 28, 2008, the company issued an aggregate of 750,000 restricted shares of its common stock to American Capital Venture, Inc. (and its affiliates) (collectively “ACV”) for an investor relations services contract. Under the contract, ACV was to plan, coordinate, establish and manage an investor relations program for the benefit of the Company. In connection with the sale of restricted securities, the company filed a Form D with the Commission.

During the six months ended June 30, 2008, the Company received $325,552 in cash from Vista International, Inc. for our operations for which we have an obligation to issue 3,255,528 shares of our common stock. These shares are classified as common stock to be issued on our June 30, 2008 consolidated balance sheet.

Six months ended June 30, 2007

On December 5, 2006, we entered into an agreement with Bailey-Jamar, LLC, under which Bailey-Jamar agreed to provide the company with $7,500,000 in capital through an equity investment by a joint venture consisting of Bailey-Jamar and a co-venturer to be identified by Bailey-Jamar in the future. Brad E. Bailey, the company’s Chief Executive Officer, was a principal member of Bailey-Jamar. Bailey-Jamar was not able to identify a joint venture party prior to the expiration of this agreement on February 28, 2007. No funds were received as a result of this agreement and no shares were issued.

6. Income Tax

On March 20, 2008, the company received notification from the Internal Revenue Service of the filing of a federal tax lien in the approximate amount of $120,000 related to late payment of federal income tax, penalty and interest on the September 30, 2005 corporate income tax return of Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy Oklahoma Holdings Corporation was required to file a short period federal income tax return for 2005 as the company acquired a 49% minority interest of Nathaniel Energy Oklahoma Holdings Corporation on that date from Mr. Richard Strain, the company’s majority shareholder and debt holder at that time. Nathaniel Energy Oklahoma Holdings Corporation filed a consolidated return for the remainder of the 2005 tax year with Nathaniel Energy Corporation. The short period return gave rise to a federal income tax liability of approximately $200,000. The company made installments against this tax liability of $115,000 during the fiscal years 2006 through June 30, 2008. We are currently working with the Internal Revenue Service to resolve this matter.

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

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology:  building, owning and operating waste-to-energy plants either on our own or with joint venture partners. We recognized no revenue from our Thermal Gasifier™ business segment during the six months ended June 30, 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources will be focused on this business segment in the long term while we continue to operate our tire facility to generate positive cash flow. We continue to work on the completion of engineering drawings for the new generation Thermal Gasifier™. Once complete, we expect to obtain manufacturing quotes to build a portable unit for further testing and data gathering in support of business development activities.

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

We are actively involved in ongoing business development activities. Currently the company is in the process of evaluating certain project opportunities and providing detailed proposals for selected qualified projects. We are currently in the process of completing a number of feasibility studies for several WTE projects in China. We expect to build, own and operate these projects. The total waste material handled daily is expected to range from 500 to more than 1,600 tons per day during the first phase of deployment. These projects have multiple phases with total waste material handled expected as high as 5,000 tons per day from various sources of waste. During the second quarter of 2008, we have initiated discussions with state governments and municipalities in the United States for WTE facilities.

We own a tire derived fuel, TDF, processing operation in Hutchins, Texas which provides valuable services to industry, government and the local communities while simultaneously producing a marketable product. The facility is permitted by the Texas Commission of Environmental Quality, TCEQ, as a waste tire storage facility and as a used tire processor and recycler. We accept used passenger vehicle tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” as a disposal charge. The tires are processed upon receipt through a continuous loop shredding system designed to reduce the tires to 1½ inch and smaller rubber chips, known as TDF. Following processing, the TDF is temporarily stored on site awaiting transportation to the end user. The tire fuel processing operation generated 100% of revenue from continuing operations, or $888 during the six months ended June 30, 2008.

Our TDF operation in Texas is subject to regulation by the TCEQ. We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local fire marshal approval and as of August 1, 2008 was in process for approval allowing for continued operation. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the TDF facility was limited. Our goal is to continuously remove stockpiled material from the yard while taking in additional tires for tipping fees.

We expect to maintain our TDF facility to meet the requirements of the TCEQ’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility.

We have continued to improve operations and remove waste material from our TDF facility during 2008. The TDF facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.

 During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. The equipment failure and resulting business interruption were believed to be covered by insurance; however, the equipment insurance policy had been cancelled. Management was advised by the issuer that the policy had been cancelled in July 2007 for nonpayment of premiums. As a result of the insurance cancellation, we could not claim an estimated $110,000 of repair and business interruption costs. We subsequently obtained adequate equipment insurance from another carrier during the period. The facility has not been fully operational since August 2007.

At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. We expect to place orders for new tire shredding equipment during the third quarter of 2008 with expected delivery in the fourth quarter of 2008. The delay in placing an order for new tire shredding equipment was partly a result of management’s decision to defer this action until the permit with the TCEQ was obtained. As a result of the long lead time on this new equipment and additional time to install, we do not expect the tire processing facility to be fully operational until the fourth quarter of 2008 however; we have commenced receiving and partially processing waste tires in August 2008.

Due to the extremely poor financial state of the company at the time that new management was appointed and the undercapitalization that has plagued the company for years it has taken considerable time and resources to refocus the company and commence implementing its new business strategy. The company has been working diligently to overcome the financial and operating issues resulting from several management changes over the last several years and insure continued development and protection of the company’s intellectual property.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following tables set forth certain unaudited quarterly results of operations of the Company for the first two quarters of 2008. The quarterly operating results are not necessarily indicative of future results of operations.

			Three Months Ended (unaudited)
	March 31, 2008	June 30, 2008	June 30, 2007	June 2008 vs. 2007 Increase (decrease)
				$	%
Revenue	$5,749	$888	$96,118	$(95,230)	(99)%
Cost of revenue	108,244	77,225	383,798	(306,573)	(80)%
Gross loss	(102,495)	(76,337)	(287,680)	211,343	73%

Selling, general and administrative expense	333,784	229,511	332,312	(102,801)	(31)%
Total operating expenses	333,784	229,511	332,312
Loss from operations	(436,279)	(305,848)	(619,992)
Other income (expense):
Other income	66,667	—	—
Interest income (expense), net	(13,055)	(12,320)	(10,350)
Gain on sale of equipment	—	—	18,481
Net loss	$(382,667)	$(318,168)	$(611,861)
Net loss per common share, basic and diluted	$(0.004)	$(0.003)	$(0.01)
Weighted-average common shares outstanding-diluted	91,110,717	96,482,963	90,731,596
Shares outstanding at end of period	91,481,596	97,031,893	90,731,596

Results of Operations for the Three Months Ended June 20, 2008 and 2007

Revenue

For the three months ended June 30, 2008, revenue was $888 compared to $96,118 during the three months ended June 30, 2007, a decrease of $95,230 or approximately 99%. Revenue decreased during the three months ended June 30, 2008 as we ceased accepting waste tires at the tire processing facility in Hutchins, Texas. The reduction in operations at the Hutchins, TX tire processing facility during the second quarter of 2007 was exaggerated during August 2007 due to accidental damage to certain tire shredding equipment not covered by insurance. The cost of repairing the damaged equipment approximated the cost of new shredding equipment. Management decided to purchase new equipment; however, the company was not able to place the order in 2007 due to financial constraints. As a result, the facility operated on a limited basis since August 2007. Management also deferred purchasing new equipment until the TCEQ approved the permit to operate the facility. We originally submitted our application for approval during the fourth quarter of 2007 and subsequently requested an extension of time to complete work required for the permit renewal which was granted by the TCEQ. We requested an extension after a site visit by the TCEQ and the local fire marshal on June 23, 2008 where they identified site improvements necessary for final approval. The improvements had not been identified during a site visit on December 11, 2007 related to the original permit application. These site improvements were completed during July 2008. During this period, we continued to reduce tire shreds and other tire related material on site which we either sold as landscape material or we paid transporters to have removed and disposed. We re-submitted our permit application to the TCEQ on August 1, 2008 and have commenced operations on a limited basis in August 2008. We expect that new equipment will be ordered during the third quarter 2008 and upon receipt and installation we expect to operate as a full producer of tire derived fuel by the end of the fourth quarter of 2008.

Cost of revenue

Cost of goods sold was $77,225 for the three months ended June 30, 2008, compared to $383,798 during the three months ended June 30, 2007, a decrease of $306,573 or 80%. The decrease was due to a decrease in operations and related operating expenses and management cost reduction efforts at the facility during the three months ended June 30, 2008. The primary decreases include a decrease in payroll and employee benefit expenses of approximately $39,000 due to a reduction in our headcount, a decrease in equipment rental and operating supply expense of approximately $77,000, a decrease in equipment repair and maintenance of approximately $52,000, a decrease in expense for environmental compliance of approximately $57,000, a decrease in depreciation expense of approximately $29,000 due to the disposition of damaged tire shredding equipment in the first quarter of 2008, a decrease in business insurance expense of approximately $11,000 and a decrease in utility expense of approximately $11,000.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $229,511for the three months ended June 30, 2008, compared to $332,312 for the three months ended June 30, 2007, a decrease of $102,801 or approximately 31%. The decrease is due primarily to the reduction in amortization expense of approximately $25,000 related to engineering drawings and blueprints on the design of our Thermal Gasifier™, which were written off during the third quarter of 2007, a decrease of approximately $17,000 in legal and accounting fees as a result of eliminating the use of outside accounting services, a decrease in approximately $15,000 in outside services related to engineering drafting support, a reduction in facility and administrative supplies expense due to relocation of corporate offices to a new location and expense reduction measures, and a decrease in payroll and payroll related expense of approximately $10,000 from the reduction of administrative headcount.

Interest expense

Interest expense, net of interest income, was $12,320 during the three months ended June 30, 2008, compared to $10,350 during the three months ended June 30, 2007, an increase of $1,970 or 19%. The increase in interest expense is due to $500,000 of debt due a shareholder outstanding for the full three month period ended June 30, 2008 compared to a portion of the three month period ended June 30, 2007.

Gain on sale of equipment

Gain on sale of equipment for the three months ended June 30, 2008 decreased to $-0- from $18,481 for the three months ended June 30, 2007.

Net loss

For the reasons stated above, net loss for the three months ended June 30, 2008 was $318,168, a decrease of $293,693 or 48% compared with the net loss of $611,861 for the three months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenue

For the six months ended June 30, 2008, revenue from continuing operations decreased to $6,637 compared to $304,315 during the six months ended June 30, 2007, a decrease of $297,678 or approximately 98%. Revenue decreased during the six months ended June 30, 2008 as we ceased accepting waste tires at the tire processing facility in Hutchins, Texas. The reduction in operations at the Hutchins, TX tire processing facility during the second quarter of 2007 was exaggerated during August 2007 due to accidental damage to certain tire shredding equipment not covered by insurance. The cost of repairing the damaged equipment approximated the cost of new shredding equipment. Management decided to purchase new equipment; however, the company was not able to place the order in 2007 due to financial constraints. As a result, the facility operated on a limited basis since August 2007. Management also deferred purchasing new equipment until the TCEQ approved the permit to operate the facility. We originally submitted our application for approval during the fourth quarter of 2007 and subsequently requested an extension of time to complete work required for the permit renewal which was granted by the TCEQ. We requested an extension after a site visit by the TCEQ and the local fire marshal on June 23, 2008 where they identified site improvements necessary for final approval. The improvements had not been identified during a site visit on December 11, 2007 related to the original permit application. These site improvements were completed during July 2008. During this period, we continued to reduce tire shreds and other tire related material on site which we either sold as landscape material or we paid transporters to have removed and disposed. We re-submitted our permit application to the TCEQ on August 1, 2008 and have commenced operations on a limited basis in August 2008. We expect that new equipment will be ordered during the third quarter 2008 and upon receipt and installation; we expect to operate as a full producer of tire derived fuel by the end of the fourth quarter of 2008.

Cost of revenue

Cost of goods sold was $185,469 for the six months ended June 30, 2008, compared to $723,025during the six months ended June 30, 2007, a decrease of $537,556or 74%. The decrease was due to a decrease in operations and related operating expenses and management cost reduction efforts at the facility during the six months ended June 30, 2008. The primary decreases include a decrease in payroll and employee benefit expenses of approximately $73,000 due to a reduction in our headcount, a decrease in equipment rental and operating supply expense of approximately $155,000, a decrease in equipment repair and maintenance of approximately $92,000, a decrease in expense for environmental compliance of approximately $79,000, a decrease in depreciation expense of approximately $57,000 due to the disposition of damaged tire shredding equipment in the first quarter of 2008, a decrease in outside truck service expense of approximately $15,000, a decrease in business insurance expense of approximately $6,000 and a decrease in utility expense of approximately $25,000.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $563,295for the six months ended June 30, 2008, compared to $693,426 for the six months ended June 30, 2007, a decrease of $130,131 or approximately 19%. The decrease is due primarily to the reduction in amortization expense of approximately $50,000 related to engineering drawings and blueprints on the design of our Thermal Gasifier™, which were written off during the third quarter of 2007, a decrease of approximately $24,000 in legal and accounting fees as a result of eliminating the use of outside accounting services, a decrease of approximately $19,000 in outside services related to engineering drafting support and a reduction of approximately $12, 000 in facility and administrative supplies expense due to relocation of corporate offices to a new location and expense reduction measures.

Research and development expense

Research and development expense decreased from $68,776 during the six months ended June 30, 2007 to $0 during the six months ended June 30, 2008.

Interest expense

Interest expense, net of interest income, was $25,375during the six months ended June 30, 2008, compared to interest expense of $13,732 during the six months ended June 30, 2007, an increase of $11,643 or 85%. The increase in interest expense is due to $500,000 of debt due a shareholder outstanding for the full six month period ended June 30, 2008 compared to a portion of the six month period ended June 30, 2007.

Other income

Other income for the six months ended June 30, 2008 and 2007 was $66,667 and $0 respectively. Other income represents a reduction in a reserve for payment for certain assets which management believes is no longer an obligation.

Gain on sale of equipment

Gain on sale of equipment for the six months ended June 30, 2008 decreased to $-0- from $26,662 for the three months ended June 30, 2007.

Net loss

For the reasons stated above, net loss for the six months ended June 30, 2008 was $700,835, a decrease of $467,147 or 40% compared with the net loss of $1,167,982 for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we have a negative working capital of $2,949,713. The company’s negative working capital balance is due primarily to reduced revenues from the tire processing operations in Texas combined with increases in Thermal Gasifier™ engineering design and business development activity expenses.

For the period ended June 30, 2008, net cash used in operating activities of $398,269 consists primarily of our net loss of ($700,835) and non cash reduction in reserves of $66,667, offset by an increase in accounts payable and accrued expenses of $305,812 and depreciation and amortization expense of $70,014. Net cash used in investing activities of $50,102 consists of the addition of capital equipment and site improvement designs. Net cash provided by financing activities of $446,273 consists primarily of $400,552 from the issuance of common stock, $65,502 from the issuance of notes and loans offset by $19,781 principal payments on notes and loans.

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

We had a cash balance of $6,919 at June 30, 2008. The current cash on hand and revenues will be insufficient to sustain our current operations for three months. Vista International, Inc., our majority shareholder, has provided working capital for our ongoing operations. We expect to secure equity capital from Vista International, Inc. during the remainder of 2008 for engineering development and market development of our Thermal Gasifier™ and to fund ongoing operations.

We received interim funding in cash of $325,552 for our operations as an equity investment from Vista International, Inc. during the first six months of 2008 in exchange for common stock to be issued. In addition, Vista International, Inc. incurred expenses on behalf of the company during the first six months of 2008 for sales and market development efforts in China, Mexico, South Eastern Europe and the US. Those expenses consist primarily of travel and marketing related expenses in pursuit of projects for the deployment of our thermal gasification technology. Vista International, Inc. has obtained a number of letters of intent to use our thermal gasification technology for waste to energy projects and expects to convert those into contracts in the future. The expenses incurred on our behalf have not been recorded as equity contributions to the company at this time. The company expects to negotiate a compensation agreement on a project by project basis to include an equity interest in the projects that result from Vista International, Inc.’s efforts. We expect that Vista International, Inc. will provide additional capital either as debt or as an equity contribution to us during the remainder of 2008 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and commercializing and deploying our Thermal Gasifiers™. We also expect to use this funding to identify and integrate other technologies that will improve the operation and forecasted profitability of our Thermal Gasifier™.

We expect that our current cash on hand and revenues will not be sufficient to sustain our current operations. The company believes it will need to secure several million dollars of investment capital within the next fiscal quarter in order to continue development of the next generation Thermal Gasifier™ and fund ongoing operations.

The independent auditors report on our December 31, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Item 4T. Controls and Procedures

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

The Company lacks sufficient accounting controls and procedures to ensure that expenditures are properly allocated between the Company and its majority shareholder, Vista International, Inc., which is a company, also engaged in the renewable energy business.

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

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

Vista International Technologies, Inc. is involved in litigation in the normal course of its business, none of which is anticipated to have a material adverse effect on its financial condition, operations or prospects.

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

Date: August 14, 2008

	By:	/s/ Barry J. Kemble
Barry J. Kemble Chief Executive Officer (Principal financial officer) Vista International Technologies, Inc.