Form 10-K
period 2008-12-31
Vista International Technologies Inc
filed 2009-04-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4704 Harlan St.. Suite 685, Denver, Colorado	80212 (Zip Code)
(Address of principal executive offices)

(303) 690-8300
Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share	OTC BB

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 103,002,366 shares of common stock outstanding as of April 2, 2009. No subsequent shares have been issued. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on April 2, 2009 was $2,157,795.

DOCUMENTS INCORPORATED BY REFERENCE: None

VISTA INTERNATIONAL TECHNOLOGIES, INC.

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

Part I

Item 1. Business.

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

Tire Fuel Processing Operation

Since 1999 we have operated a tire fuel processing facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire processor and tire storage facility. We are paid a tipping fee (fee paid per tire received) for accepting waste tires. We process the waste tires into tire shreds and provide shreds to a landfill for use as sanitary landfill liner. The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. The facility has not been fully operational since August 2007.

Through August 2007, the tire fuel processing facility produced tire derived fuel (TDF) and provided TDF to one major customer which used the TDF as fuel for its kilns used in manufacturing cement. During August 2007, due to equipment damage, the facility curtailed production of TDF until the equipment could either be repaired or replaced. We considered purchasing new equipment however, the markets for our TDF began to decline during 2008 due to economic conditions. We do not expect to produce TDF at the tire fuel processing facility until the market for TDF improves and have not replaced the equipment to produce TDF.

Our TDF operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local Fire Marshall’s approval and as of April 1, 2009 was in process for approval allowing for continued operation. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the TDF facility was limited. We commenced receiving and partially processing waste tires in August 2008. Our goal is to continuously remove stockpiled material from the yard while taking in additional tires for tipping fees.

We continue to maintain our TDF facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility.

During 2008, we continued to remove non useable material from the site as part of the Texas permit renewal process for the tire processing facility and reduced our financial assurance requirements with the State. The material is being used by the City of Dallas as filter and cover material. The city is interested in taking the majority of our non useable material that is presently stored on site for their ongoing operations. We expect the tire fuel processing division to continue to expand with the addition of new tire processing equipment once the TDF demand returns.

Due to the extremely poor financial state of the company at the time that new management was appointed and the undercapitalization that has plagued the company for years, it has taken considerable time and resources to refocus the company and commence implementing its new business strategy. The company has been working diligently to overcome the financial and operating issues resulting from several management changes over the last several years and ensure continued development of the company’s intellectual property.

During the year ended December 31, 2008, our tire recycling processing business generated 100% of our total revenue.

Thermal Gasifier™ Technology Operations

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources in the future will be focused on this business while we continue to improve operations of our tire facility to generate positive cash flow.

During 2008 we made further advances in the design of the next generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our hands-on engineering and operating experience gained from our efforts to implement a functioning WTE facility in Italy during 2004 and 2005.

We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships with landfill operators. Through participation in commercially viable WTE projects located on landfill sites, we expect to utilize the “producer gas” generated by the Thermal Gasifier™ to produce electricity and other chemical by-products including a high octane liquid fuel as an alternative fuel. We have had initial discussions with landfill operators located in the North Eastern United States. These landfill operators have expressed strong interest in developing WTE facilities on their landfill sites utilizing our Thermal Gasifier ™. We are currently in the process of obtaining letters of intent from these landfill operators. In addition, during 2009 we expect to conclude more formal agreements with a number of providers of proprietary catalytic processes to convert our producer gas into a high octane liquid fuel, engineer the interface between our Thermal Gasifier™ and the catalytic process and build a number of pilot facilities to produce our high octane liquid fuel.

We have recognized no revenue from our Thermal Gasifiers™ through the year ended December 31, 2008.

Our vision is to be an industry leader, innovating, developing, commercializing and operating renewable energy and waste to energy technologies and projects.

Company Mission

 Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. Through ongoing refinement and development of our proprietary technologies, we are positioning to be a leader in WTE and renewable energy markets. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal systems while providing clean alternative energy comparable to that of fossil fuels.

Company Operations

Current Operations

Vista International Technologies Inc. is presently divided into two business focus:

●	Renewable energy and WTE utilizing our Thermal Gasifier™ technology, and

●	Tire derived fuel processing providing an alternative fuel supply from waste tires.

The company has been in the TDF processing business since 1997 and has operated a 27 acre TDF processing facility in Hutchins, Texas since 1999. The TDF facility shreds whole passenger tires into 1½ inch and smaller “chips” for use as fuel in various industrial processes. In 2008, our facility received and shredded a total of 1,035 tons, approximately 53,100 passenger car tires.

The TDF operation was curtailed during August 2007 as a result of equipment damage. The equipment has not been replaced due to low demand for TDF. Once demand increases the company expects to purchase new equipment to produce TDF and recommence sales of TDF to industrial customers in the area.

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

The Company’s Thermal Gasifier™ is a closed, continuous flow, multi-stage gasification module. The Thermal Gasifier™ is designed to efficiently convert hydrocarbon feedstock containing solids such as used tires or tire-derived fuel (TDF), municipal and industrial solid waste streams (MSW) also known as refuse-derived-fuel (RDF), municipal sewage sludge solids (MSSS), wood waste, waste coal and agricultural waste to a producer gas comprised primarily of hydrogen, carbon monoxide, carbon dioxide and residual ash (approximately 10% by weight of the feedstock on average) by a process called gasification.

Most of these feedstocks require some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weigh belts and air locks to ensure an accurately metered supply of fuel is introduced while preventing the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a producer gas, which is then drawn off to a separate chamber to be fully oxidized (gasified) at temperatures between 1500º to 2000° Fahrenheit.

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

The Thermal Gasifier™ technology is uniquely suited for the renewable energy and especially the WTE business. Because it is a truly multi-fuel system, we enjoy tremendous flexibility in its application. In addition, the Thermal Gasifier™ generates multiple beneficial use products.

Products include:

●	Heat/Steam - produced during gasification production, and oxidation/combustion of producer gas. This heat is available for use in heating and cooling of adjacent buildings or for generation of steam.

●
Electricity - generated through addition of gas turbine generator, or boiler and steam turbine generator, or integrated combined cycle generator, to the Thermal Gasifier™. Electricity is available for use on-site or sale to the local utility electrical grid.

●
High octane fuel – produced when the producer gas is cleaned to remove elements other than hydrogen and carbon monoxide forming a Syngas and introduced into a catalytic conversion process which generates an alcohol with the intent to use as an alternative liquid fuel.

Marketability of the individual products depends upon local demand and our ability to further process and distribute them at competitive prices. We expect that these market demands will drive the configuration of the Thermal Gasifier™ in such a way as to maximize project profitability and will vary from location to location.

During 2008 we generated no revenue from the Thermal Gasifier TM or from the sales of any products generated by the operation of a Thermal Gasifier TM.

TDF Processing

Our TDF processing operation in Hutchins, Texas provides valuable services to industry, government and the local communities while simultaneously producing a marketable product. The facility is permitted by the TCEQ as a waste tire storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” as a disposal charge. This service allowed for the receipt of more than 53,100 tires from tire facilities and transporters in the Dallas, Texas area during 2008.

Through the third quarter of 2007, the tires were processed upon receipt through a continuous loop shredding system designed to reduce the tires to 1½ inch and smaller rubber chips, known as tire-derived-fuel (TDF). During August 2007, our TDF operations ceased due to equipment damage on our TDF processing line. The TDF processing equipment has not been replaced. During the period from August 2007 through August 2008, we focused on removing and landfilling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. The facility was given permission by the TCEQ during August 2008 to commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee. In cooperation with the City of Dallas, the tire shreds and stored waste tires on the facility have been removed and used as filter and cover material for landfills. We did not produce TDF during 2008.

During 2008, we generated $54,582 in gross revenue from our tire processing operation all of which was generated from tipping fees and other sales. Our total cost of revenue for TDF processing operations during the same period was $52,589 resulting in gross income of $1,993 or a 4% gross margin for 2008. Tire processing operations accounted for 100% of our total revenue during 2008.

Business Model

The company is presently divided into two business focus; renewable energy through waste-to-energy plants utilizing our Thermal Gasifier™ technology and tire fuel processing providing an alternative fuel supply from waste tires. Going forward we will build on our present organization and take advantage of existing strengths.

Our business goal is to generate the majority of our revenue from WTE projects. In support of this goal, we have focused the majority of our resources on engineering and project development activities in an effort to continuously improve and fully commercialize the Thermal Gasifier™ technology. In addition, we intend to seek out technologies complementary to the Thermal Gasifier™ and build strategic relationships to further enhance our renewable energy offerings.

We plan to deploy our patented technology, the Thermal Gasifier™, by building, owning and operating WTE plants on our own or with joint venture partners.

Our plan is to seek qualified projects where the company can build, own and operate WTE plants. Secondarily, we would identify potential joint venture partners to utilize our technology where we will become an ongoing participant in the project. Our joint venture percentage ownership will vary with each venture. We will evaluate joint venture partners who possess one or more of the following attributes: financial capability to cover the project’s development and capital costs, governmental resources to assist in permitting and provide technical expertise, and host business applications that will support a successful operation. We have not generated any revenue from any joint ventures to date.

Research & Development

During 2008, we spent approximately $102,000 in engineering salaries and benefits dedicated to internal product development which are included as selling general and administrative expense in our consolidated statements of operations. During 2007, we spent $70,826 for third party research and development and approximately $255,000 in engineering salaries and benefits. We are engaged in continuous improvement of the Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy to undertake “third generation” redesign of the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”. We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships.  Through participation in commercially viable WTE projects co-located with biofuels/alcohol research and development we expect to utilize the “producer gas” generated by the Thermal Gasifier ™ to produce other chemical by-products including alcohols as alternative fuels.

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

Our TDF operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local Fire Marshall’s approval and as of April 1, 2009 was in process for approval allowing for continued operation. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the TDF facility was limited. Our goal is to continuously remove stockpiled material from the yard while taking in additional tires for tipping fees.

We have continued to improve operations and remove stockpile tire shreds, whole tires and waste material, that previous management had allowed to accumulate at our TDF facility in Hutchins, Texas during 2008. This removal will continue during the first half of 2009 in order to maintain compliance with the State. The TDF facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.

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

Market Opportunity

The new Energy Independence and Security Act of 2007, calls for the accelerated deployment of renewable energy technologies as well as new energy efficiency standards. Importantly, it prohibits oil companies from restricting the sale of alternative fuels which will allow gas station owners to install more pumps for alternative fuels. This Act boosts the requirements for renewable fuels use to 36 billion gallons by 2022 much of this is required to be “advanced biofuels” – defined as fuels that cut greenhouse gas emissions by at least 50%.

In the WTE market a significant focus has been placed on the generation of electricity through the combustion of the solid waste in turn providing heat to generate steam and ultimately producing electricity. Alternatively, the solid waste can be gasified and the produced gas can be combusted to ultimately generate electricity. The key market drivers are the need for electricity and the price for the electricity. In many instances unless the demand and price for the electricity are high the project is not economically viable compared to traditional fossil fuel generating capabilities. We believe the optimal projects for our Thermal Gasifier™ are not large centralized power production facilities, but smaller (25 to 50 megawatt range) distributed power production facilities either co-located with the waste generator and end user of the power, or located within a short distance of a source of fuel and the end user of the power.

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

We believe that the demand for our tire fuel processing services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas metropolitan area and, at a future date, deliver TDF or whole tires to our customers as a renewable energy source.

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

During the first quarter of 2008, the company in conjunction with its majority shareholder Vista International, Inc, formally entered into a partnership agreement with Corporate Environmental Society Company (CESCO) of Mexico. The agreement is the subsequent step in the relationship with CESCO which was formed following the announcement of the “Zero Emission Program” for the State of Jalisco, Mexico in late 2004. CESCO is a technical advisory body for multiple state agencies and the private sector created in an effort to promote and distribute energy saving and renewable energy technologies.

Under terms of the agreement, we will develop a basic working business plan for the distribution, marketing, promotion and sale of Vista International Technologies, Inc. and Vista International Inc. technologies and services in Mexico, Central and South America.

We expect to continue discussions in a number of those countries during 2009 with the intent to obtain firm commitments for deployment of our Thermal Gasifiers™. We intend to expand our sales pipeline of qualified hydrocarbon-based WTE projects and begin the development of several of these projects during 2009. However we can not assure that any of these opportunities will result in a project that generates revenue within the next twelve months.

We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships with landfill operators. Through participation in commercially viable WTE projects located on landfill sites, we expect to utilize the “producer gas” generated by the Thermal Gasifier™ to produce electricity and other chemical by-products including alcohol as an alternative fuel. We have had initial discussions with landfill operators located in North Eastern United States. These landfill operators have expressed strong interest in developing WTE facilities on their landfill sites utilizing our Thermal Gasifier ™. We are currently in the process of obtaining letters of intent from these landfill operators. In addition, during 2009 we expect to conclude an agreement with a provider of a proprietary catalytic process to convert our producer gas into a high grade alcohol, engineer the interface between our Thermal Gasifier™ and the catalytic process and build a pilot facility to produce high grade alcohol.

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

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a fee for accepting waste tires. We expect to renovate and add new equipment to our tire fuel processing facility in Hutchins, Texas once the TDF market shows signs of recovery, which will allow us to recommence our TDF revenues. During installation of the equipment, we will coordinate delivery start up with our TDF customers and make efforts to secure additional TDF customers with other industries that use TDF as a fuel supply.

Competition

The alternative energy industry is evolving rapidly in response to increasing concerns about global warming, environmental degradation and the long-term security of our petroleum products supply. The costs of electricity, natural gas and transportation fuels have increased in the last several years and there is no indication that prices will abate in the near future. The expanding alternative energy industry is a rapidly changing field of technology but is still focused towards the production of electricity thereby reducing the reliance on fossil fuel generation. It is very difficult to compete on large scale electric generation requirements against traditional fossil fuels on $/KWH basis. We compete within a broad spectrum of technologies as this industry continues to expand including: traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification technologies. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Gasifier™ and couple it with other synergistic technologies. Management believes that the modularity, scalability, flexibility of multi-fuel capability, associated low emissions, the advanced state of our development and competitive pricing for the manufacture and installation of the Thermal Gasifier™, positions us to capture a share of the waste-to-energy market. The traditional technologies such as incinerators or mass burners which make up the majority of waste to energy facilities are rapidly being decommissioned and outlawed in many countries due to the inefficiencies and high additions to greenhouse gas emissions.

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

For municipalities, we may compete against other alternative energy sources, especially if the municipality seeks to meet a specified target percentage of alternative or “green” energy sources. In this market, we may also compete against the local utility, incinerators or waste management companies, depending on the municipality, regulatory environment and political pressures to employ alternative energy sources.

Since the bulk of the waste to energy industry has focused on electricity generation we believe that it is important to find alternative uses for the gas produced by our Thermal Gasifier™. Over the past 100 years scientists have spent considerable time to develop catalytic conversion processes to produce alcohol as a fuel. The best known technology is Fischer Tropsch developed in Germany before WWII. We have seen a new industry spring up over the past 10 years for the production of ethanol as a blended fuel additive to gasoline. The use of corn and grain as feedstock has caused a substantial increase in their cost. Numerous catalytic conversion processes are available to be employed to convert clean synthesis gas (CO/H2) into a variety of alcohols. We seek to further expand our presence in the renewable energy and biofuels marketplace through strategic joint-venture partnerships. The company has identified a number of suitable catalyst and catalytic conversion processes that can be efficiently used to convert the producer gas from the Thermal Gasifier™ into high octane liquid fuel and is discussing joint development activities with several groups at this time. We believe the production and sale of a high octane liquid fuel will generate higher profitability for a specific project than production and sale of electricity and provide us with a competitive advantage in the waste to energy industry.

Major Customers

During 2008, our total revenue is from tipping fees for accepting waste tires from tire transporters. Our customers include a numerous transporters, none of which provide a significant portion of our revenue. Two transporter customers provided 39% of our business during 2008.

We believe that the loss of any one of our customers would not have a material disruption to our overall revenue because we believe that we would be able to replace this customer in a relatively short time, however, we cannot guarantee that we will be able to replace that customer with a customer whose terms will generate revenue equivalent to revenue we currently recognize.

During 2008, we did not have any contracted customers for our Thermal Gasifier™ business.

Major Suppliers

Tire Fuel Processing Operation

The company believes there is a readily available supply of waste tires for which we are paid tipping fees and from which we process tire-derived-fuel. We accept waste tires from many sources and are not dependent on any one source for our supply.

Thermal Gasifier™ Business

The company believes there is a readily available supply of materials, equipment and associated vendors to fabricate construct and operate our Thermal Gasifiers™ in a WTE plant. Additionally, we believe the worldwide market for WTE plants continues to expand as energy costs increase and lessening our dependency on fossil fuels becomes more critical. Increasing energy costs coupled with burgeoning waste generation and fewer landfills provides a growing market opportunity for our renewable WTE solutions. We do not believe we are dependent on any single source or feedstock for our supply.

Personnel

On August 1, 2007, we appointed new officers and management with no management transition. The previous chief executive officer terminated all our employees prior to vacating his position on July 31, 2007 thereby preempting any attempt to transition to a new management team. The new management successfully retained all terminated employees. We have 6 full time employees, with four located at our corporate offices in Denver, Colorado, and two at our fuel processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Denver office and at the tire processing facility as necessary based on volume of work. Additional personnel will be added at the tire processing facility as soon as the new equipment is purchased and full operations recommence. We anticipate that significant personnel additions will be required when we move forward on the Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or waste-to-energy plant business.

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

From 1997 to 2002, Nathaniel Energy’s operations were limited to its TDF processing facility in Hutchins, TX which sells TDF to others primarily for use as an alternative fuel. On August 26, 2002, Nathaniel Energy acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC. On April 3, 2003, but effective as of January 1, 2003, Nathaniel Energy acquired the remaining 81.45% interest in Keyes Helium Company, LLC from Colorado Interstate Gas (CIG) Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy transferred all of the stock in MCNIC to NEOHC. Also on April 3, 2003, NEOHC acquired the Keyes gathering system and Sturgis gas plant from CIG Field Services and the compressor station was purchased from Colorado Interstate Gas Company. The Company upgraded and operated the helium and gas processing facilities from April 3, 2003 through March 7, 2006.

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

●
Cleanergy, Inc. which was formed for the purposes of commercializing and marketing our Thermal Gasifier™; entering into joint venture and licensing agreements and; building and operating small waste to energy plants. No current operations.

●
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

Item 1A. Risk Factors

Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to implement our business plan.
●	Our ability to finance and complete planned projects and facilities upgrades.
●
Our ability to execute our business plan and commercialize the Thermal Gasifier™ technology, including building Thermal Gasifiers™ that meet customers’ specifications and that meet local regulatory environmental and permit requirements.

●	Risks related to dependency on a small number of customers.
●	Our ability to satisfy our customers’ expectations.
●	Our ability to employ and retain qualified management and employees.
●	Changes in government regulations which are applicable to our business including rules related to use of TDF under the Clean Air Act as well as the new Energy Independence and Security Act 2007.
●	The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
●	Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
●	Changes in domestic and global regulation related to greenhouse gas and carbon emissions.
●	The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
●	Our ability to pay debt service on loans as they come due.
●	Our ability to generate sufficient cash to pay our creditors.
●
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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We own approximately 27 acres of property in Hutchins, Texas in a semi-industrial region of southern Dallas County. The facility includes a 14 year old 10,000 square foot partially enclosed processing building for TDF production, a 3 year old 1,200 square foot stand alone business office and an 11 year old 1,800 square foot permanently placed office trailer with employee break room. We believe this facility to be suitable for our existing used tire reclamation and TDF processing operations.

We lease 2,778 square feet of Class A office space for our corporate offices at 4704 Harlan Street in Denver, Colorado. The present lease expires on May 14, 2009 and can be renewed for a further one year term.

Item 3. Legal Proceedings.

A former officer of the company was terminated in September 2003. On February 10, 2004 a termination agreement was executed between the company and the former employee, which granted the employee 285,000 shares of common stock, at $0.001 par value, of which was to be delivered upon the 10th day following the date the company effectuates a stock split. Additionally, the company would provide cash payment of $15,000. All this compensation was for services during the time of employment. The $15,000 was paid to the individual. The company accrued the stock liability on the books but has never delivered the stock since a stock split transaction has never taken place and is not contemplated. The employee has brought suit against the company and says that the company owes him the stock or equivalent cash at a rate of $1.00 per share. To date, only motions for dismissal and default judgments have been filed in the District Court, County of Arapahoe, State of Colorado, as applied to case # 2008 CV 881.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol VVIT. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for our common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.
	High	Low
Fiscal Year Ended December 31, 2007:
First Quarter	$0.10	$0.04
Second Quarter	$0.12	$0.04
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.11	$0.06
Fiscal Year Ended December 31, 2008:
First Quarter	$0.16	$0.09
Second Quarter	$0.11	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.08	$0.01

Stockholders of Record

As of April 2, 2009, we had approximately 977 stockholders of record.

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

Recent Sales of Unregistered Securities

On January 28, 2008, the Company issued an aggregate of 750,000 restricted shares of its common stock, valued at $75,000, to American Capital Venture, Inc. (and its affiliates) (collectively “ACV”) for an investor relations’ services contract. Under the contract, ACV was to plan, coordinate, establish, and manage an investor relations program, for the benefit of the Company, through one or more nationally recognized news and information mediums including, but not limited to, CNN, Bloomberg and CNBC. In connection with the sale of unregistered securities, the Company filed a Form D with the Commission.

On April 10, 2008, the Company issued an aggregate of 5,550,297 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses pursuant to a Definitive Agreement for equity investment executed on January 31, 2008. In connection with the purchase of unregistered securities, Vista International, Inc. filed a Form 4 with the Commission.

On November 21, 2008, the Company issued an aggregate of 5,970,473 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses pursuant to a Definitive Agreement for equity investment executed on January 31, 2008. In connection with the purchase of unregistered securities, Vista International, Inc. filed a Form 4 with the Commission.

Item 6. Selected Financial Data

The following tables set forth certain unaudited quarterly results of operations of the company for 2008. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended 2008 (unaudited)				Year ended
	March 31	June 30	Sept. 30	Dec. 31	Dec. 31, 2008
Revenue	$5,749	$888	$5,574	$42,371	$54,582
Cost of revenue	108,244	77,225	90,359	(223,239)	52,589
Gross profit (loss)	(102,495)	(76,337)	(84,785)	265,610	1,993
Selling, general and administrative expense	333,784	229,511	211,767	179,016	954,078

Income (loss) from operations	(436,279)	(305,848)	(296,552)	86,594	(952,085)
Interest income (expense), net	(13,055)	(12,320)	(12,543)	(13,468)	(51,386)
Other income	66,667	—	—	(66,667)	—
Gain on disposal of equipment	—	—	1,000	(3,700)	(2,700)
Net income (loss)	(382,667)	(318,168)	(308,095)	2,759	(1,006,171)
Net loss per common share (basic and diluted)	$(0.004)	$(0.003)	$(0.003)	$(0.000)	$(0.01)
Weighted-average common shares outstanding-diluted	91,110,717	96,482,963	97,031,893	100,276,715	96,238,844

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Vista International Technologies, Inc.’s business and the key factors underlying its financial results. It explains trends in the company’s financial condition and results of operations for the year ended December 31, 2008 compared with the operating results for the year ended December 31, 2007.

Restatement

On December 7, 2007, the Company sold a shredder for $175,000, consisting of cash of $110,000 and an account receivable of $65,000. The shredder required repairs that the Company did not have adequate funds to make. The shredder was subject to a lien, as part of the security interest in all of the Company’s assets, which secured a $500,000 note payable to a stockholder. The sale had been recorded as deferred in the financial statements for the year ended December 31, 2007. It was later determined that the sale should have been recorded during the year ended December 31, 2007. The 2007 financial statements have been restated as follows:

Increase to accounts receivable	$65,000
Decrease to other assets	$(130,871)
Decrease in accounts payable and accrued liabilities	$(110,000)
Increase in gain on disposition of assets	$44,129
Decrease in accumulated deficit	$(44,129)

Environmental Liability

The Company has approximately 9,150 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. Throughout 2008 we began selling partially shredded tires for landscaping purposes as well as removing material to a City of Dallas landfill site to allow the material to be used in their landfill process for filter and cover.

The waste piles represent a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site. There are an estimated 9,150 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $350,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have accrued $350,000 for the cost of disposing of this material. Due to the elimination of waste pile material from our facility during 2008, we reduced our accrual for disposal costs by $429,000, which is included as a reduction in cost of revenue in our statement of operations for the year ended December 31, 2008.

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology, building, owning and operating waste-to-energy plants either on our own or with joint venture partners. Our tire fuel processing operation generated 100% of revenue from continuing operations, or $54,582 and $337,168 during 2008 and 2007, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

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

We plan to continue to improve operations at our tire fuel processing facility in Hutchins, Texas during 2009. The tire fuel processing facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. Improvements in operations enabled us to increase revenue and cash flow from this operation through the first quarter of 2007. During the second quarter of 2007, the facility was closed for cleanup, site improvement and maintenance and repair of equipment. During July 2007, the facility reopened and commenced accepting waste tires and producing TDF.

On August 1, 2007, we appointed new officers and management with no management transition. The previous chief executive officer terminated all our employees prior to vacating his position on July 31, 2007 thereby preempting any attempt to transition to a new management team. New management successfully retained all terminated employees.

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. The equipment failure and resulting business interruption were believed to be covered by insurance; however, the equipment insurance policy had been cancelled. Management was advised by the issuer that the policy had been cancelled in July 2007 for nonpayment of premiums. As a result of the cancellation of all business insurance, we could not claim an estimated $110,000 of repair and business interruption costs. We subsequently obtained adequate equipment insurance from another carrier during the period. At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of December 31, 2008 due to the current economic climate and the low demand for tire derived fuel. We expect to place orders for new tire shredding equipment once the demand for TDF improves.

Our TDF operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local Fire Marshall’s approval and as of April 1, 2009 was in process for approval allowing for continued operation. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the TDF facility was limited.

We continue to maintain our TDF facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility.

We improved operations and removed stockpile tire shreds, whole tires and waste material during 2008 that previous management had allowed to accumulate at the TDF facility. We expect to continue these efforts during 2009.

We commenced receiving and partially processing waste tires in August 2008 and have seen volumes of waste tire that we accept increase monthly.

Operating results 2008 compared to 2007

Revenue

For the year ended December 31, 2008, revenue from our tire fuel processing operation decreased to $54,582 compared to $337,168 during the twelve months ended December 31, 2007, a decrease of $282,586 or approximately 84%. The decrease was due to the shutdown of the tire processing facility in the third quarter of 2007 until the third quarter of 2008. In August 2008 the facility was opened to accept waste tires for a tipping fee and to produce tire shreds. Tipping fee revenue represents the facility’s only source of revenue for 2008. During 2007, the facility operated through the second quarter of 2007 and generated revenue by accepting waste tires for a tipping fee and producing TDF which was sold as a fuel to local cement kilns. We had minimal TDF revenue during 2008 from the sale of old shreds due to accidental damage to certain tire shredding equipment during August 2007 caused by lack of proper maintenance to the equipment over a period of several years. The tire shredding equipment had not been replaced as of December 31, 2008.

Cost of Goods Sold

Cost of goods sold for our tire fuel processing operation was $52,589 for the twelve months ended December 31, 2008, compared to $1,893,494 during the twelve months ended December 31, 2007, a decrease of $1,840,905 or 97%. Overall, the decrease in cost of revenue is due to the decrease in operations and related operating costs at the facility through the third quarter of 2008 and elimination of TDF production and related costs during the year. The decrease was primarily due to a decrease in our reserve for disposal costs of tires and tire shreds on site of $429,000 during 2008 compared to an increase in our reserve and related expense of $640,000 for 2007. This decrease is a result of removing waste tire shreds from the facility for which we maintain a reserve for removal and clean up. At December 31, 2008, management determined that the estimated cost of removal and clean up exceeded the estimate required due to the reduction in waste tire shreds on site and accordingly, reduced the reserve for removal and clean up costs based on waste tire shreds remaining. In addition, the decrease in cost of revenue was due to a decrease in operating costs including a reduction in supplies expense of approximately $118,000, reduction in wages and related benefits of approximately $129,000, reduction in rental equipment of approximately $109,000, and a reduction in depreciation expense of approximately $73,000 due to the disposition of tire shredding equipment in the fourth quarter of 2007.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses were $954,078 for the twelve months ended December 31, 2008, compared to $1,399,279 for the twelve months ended December 31, 2007, a decrease of $445,201 or approximately 32%. This decrease was due primarily to a decrease in legal and accounting fees of approximately $224,000 from non-recurring legal costs incurred during the third and fourth quarter of 2007 for corporate governance matters, a decrease in depreciation and amortization expense of approximately $87,000 due to the write off of capitalized engineering drawings and blueprints which were amortized during 2007 eliminating the amortization expense in 2008, a decrease in outside services of approximately $48,000 due to the elimination of external engineering support services, document translation services and accounting financial software services, and a decrease in insurance expense of approximately $45,000 due to the elimination of employer provided health insurance benefits.

Research and Development Expense

Research and development expense was $70,826 during the twelve months ended December 31, 2007. No third party research and development expenses were incurred during 2008.

Interest expense

Interest expense, net of interest income, was $51,386 during the twelve months ended December 31, 2008, compared to $27,462 during the twelve months ended December 31, 2007, an increase of $23,925. This increase was due to an increase in average outstanding borrowings from 2007 to 2008. During the first and second quarters of 2007, $500,000 of notes payable were issued on which interest expense was incurred during the second half of 2007. The notes payable were outstanding and we incurred interest expense on the total outstanding balance during the entire twelve month period ended December 31, 2008.

Gain on the Disposal of Equipment

Loss on the disposal of equipment was $2,700 for the twelve months ended December 31, 2008 compared to $91,353 gain during the twelve months ended December 31, 2007. The decrease was due to the sale of non-productive assets and equipment resulting from clean up activities in 2007.

Impairment loss

Impairment loss of $89,097 is a result of our write off during 2007 of intangible assets consisting of cost for engineering drawings and blueprints related to the original design of the Thermal Gasifier™. We recognized no impairment loss during 2008.

Income Tax Expense (Benefit)

We recorded no income tax benefit for our 2008 or 2007 net operating loss as realization of that net operating loss is not assured.

Net Income (Loss)

For the reasons stated above, net (loss) for the year ended December 31, 2008 was $(1,006,171), or ($0.01) per basic and diluted share compared with the net (loss) of $(3,051,636), or $(0.03) per basic and diluted share, for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008 we owed $95,039 to financial institutions under installment notes with an effective interest rate of 6.4%, which were secured by property and equipment. The remaining $599,621 in total debt consists of $500,000 in secured loans from a stockholder with an effective interest rate of 9% and unsecured notes due vendors and unaffiliated third parties of $99,621 with an effective interest rate of 2.6%.

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

As of December 31, 2008, we have a negative working capital of $2,802,431. The company’s negative working capital balance is due primarily to the reduction in operations at our tire fuel processing facility in Hutchins, Texas and inclusion of a liability of approximately $350,000 for waste tire shred removal and clean up costs at the Hutchins tire processing facility.

The following is a summary of our cash flows sources (uses) from operating, investing and financing activities during the periods indicated:

Year ended December 31,
	2008	2007
Operating activities	$(528,080)	$(1,250,438)
Investing activities	(66,831)	(10,106)
Financing activities	599,592	1,011,693
Net effect on cash	$4,681	$(248,851)

For the period ended December 31, 2008, net cash used in operating activities of $528,080 consists primarily of our net loss of $1,006,171 offset by non cash depreciation and amortization expense of $173,159 and $75,000 of stock based consulting fees and an decrease in accounts payable and accruals of $56,581. Net cash used in investing activities of $66,831 consists primarily of the purchase of capitalized improvements of $64,907. Net cash provided by financing activities of $599,592 consists of proceeds from the issuance of common stock of $669,643 offset by payments on debt of $70,051.

For the period ended December 31, 2007, net cash used by operating activities of $1,250,438 consists primarily of the loss from continuing operations of $3,051,636, offset by non cash depreciation and amortization expense of $336,307, impairment loss of $89,097 and by changes in working capital items, primarily a decrease in accounts receivable of $112,586 and an increase in accounts payable and accrued liabilities of $1,202,292. Net cash used by investing activities of $10,106 consists primarily of the purchase of equipment of $90,106 reduced by proceeds from the sale of equipment of $190,000. Net cash provided by financing activities of $1,011,693 consists of proceeds from the issuance of notes of $644,421 and proceeds from the issuance of common stock of $560,636 offset by payments on debt of $193,364.

We had a cash balance of $13,698 at December 31, 2008. We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations. We received interim funding in cash and payment of expenses of approximately $669,643 for our operations as an equity investment from Vista International, Inc. during 2008 in exchange for common stock to be issued. Vista International, Inc. incurred expenses during 2008 for sales and market development efforts in China, Mexico and South Eastern Europe. Those expenses consist primarily of travel and marketing related expenses in pursuit of projects for the deployment of our thermal gasification technology. Vista International, Inc. has obtained a number of letters of intent to use our thermal gasification technology for waste to energy projects and expects to convert those into contracts in the future. The expenses incurred have not been recorded as equity contributions to the company at this time as Vista will not require reimbursement. The company expects to negotiate a compensation agreement on a project by project basis to include an equity interest in the projects that result from Vista International, Inc.’s efforts. We expect that Vista International, Inc. will continue to provide additional capital either as debt or as an equity contribution to us during 2009 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and commercializing and deploying our Thermal Gasifiers™. We also expect to use this funding to identify and integrate other technologies that will improve the operation and forecasted profitability of our Thermal Gasifier™.

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

Environmental Liability

The Company has approximately 9,150 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite and therefore not good for use as TDF. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. Presently we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the company expects to remove most of the material over the next 6 months.

Management considers the piles a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 9,150 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $350,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have accrued $350,000 for the cost of disposing of this material.

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

Other Considerations

We are subject to many risk factors detailed below and elsewhere in this report and from time to time in our other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and prospects and whether forward-looking statements made by us ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of the company’s business.

We have a working capital deficit and our business model depends on obtaining several million dollars in funding.

The company currently has a working capital deficit. We expect that our current cash on hand and revenues we expect to generate at current levels will not be sufficient to sustain our operations. We will require several million dollars in capital investments to further develop our Thermal Gasifier™ business. Capital investments could be in the form of debt, equity, government grants or guaranteed loans to fund our business in general or a particular project. We are also seeking other capital project financing opportunities. There can be no assurance that we will obtain the funding needed to develop this business. We cannot assure that any funds raised for a particular project will be sufficient to complete the project.

Our ability to commercialize our Thermal Gasifier™ technology is dependent on fabricating and additional successful testing of our Thermal Gasifier™ unit.

We have tested our Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to then move forward with commercialization. During 2007 and 2008, we have continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency utilizing the experience gained in development and operation of the full scale Cologna-Veneta waste to energy project. We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

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

The TDF marketing in the Dallas area has only a short list of potential customers. Previously the company has had one single large customer for our production. During 2008 we did not produce any TDF for this customer since we did not have the necessary equipment. Since the market for TDF is currently reduced we will continually evaluate the investment in new equipment to coincide with the market demand.

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

Should operating conditions relating to our tire-derived-fuel processing operations substantially deteriorate, we could be required by the Texas Commission on Environmental Quality (TCEQ) to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the Hutchins, TX facility. The projected cost of full cleanup of the Hutchins facility is estimated to be $350,000. We have approximately $122,000 of this amount readily available to us in the form of a letter of credit and a surety bond. Additional financial security will be provided to the necessary limit prior to the new permit certification.

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

Because our market changes constantly, some of the most important challenges facing us are the need to:

●	develop equipment that meets changing customer needs;

●	identify and effectively market alternative solutions to a diverse set of customers;
●	enhance and protect the applications of our patented technology;
●	influence and respond to emerging industry standards and other technological changes.

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

We became a reporting company under the Securities and Exchange Act of 1934 in early 2003. We are committed to full regulatory compliance and high standards of corporate governance and we expect legal, accounting and professional fees to account for a substantial percentage of our operating expenses during 2009. The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None

Item 8. Financial Statements and Financial Data

The financial statements required by this Item 8 are included in this Annual Report on Form 10-K included in Item 15 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2008, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2008:

The Company lacks sufficient accounting controls and procedures to ensure proper timing and recording of non cash transactions and that expenditures are properly allocated between the Company and its majority shareholder, Vista International, Inc., which is a company also engaged in the renewable energy business.

We lack the ability to segregate duties as it relates to recording and reconciling our accounts, however, management oversight of the approval of transactions helps mitigate this deficiency.

We determined that the aforementioned deficiencies constitute material weaknesses in our internal control over financial reporting as of December 31, 2008. Due solely to these material weaknesses, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

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

Remediation of Internal Control Weakness:

Management intends to implement procedures, during the second quarter of 2008, which remediate the aforementioned deficiency in our internal control over financial reporting whereby allocated expenditures between the Company and its majority shareholder, Vista International, Inc. are determined on a timely basis for financial reporting and are reviewed and approved by the Company’s Board of Directors.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers Promoters and Corporate Governance

The names, ages and terms of office of our directors and executive officers are set forth in the following table:

Name	Age	Positions with Nathaniel Energy
Barry J. Kemble*	59	Chief Executive Officer and Director
Johan C. Smith*	49	Director
Timothy D. Ruddy*	36	Director

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

Management Biographies

Barry Kemble, Chief Executive Officer and Director, Vista International Technologies, Inc.: Mr. Kemble prior to joining Vista International Technologies, Inc. was the Vice President of Business Development of Vista International Inc. and a Director since December 2005. Prior to joining Vista, Mr. Kemble was Executive Vice President and Chief Operating Officer of WRC Corporation, a premier service company providing engineering and land services to the North American pipeline industry from 2004 to 2005. Mr. Kemble in 2002 was Co-founder of Omega Six Group, a consulting practice specializing in commercial proposal responses until 2004. In 1994 Mr. Kemble joined Convergent Group as an executive, a former subsidiary of Schlumberger until 2002. Mr. Kemble was responsible for the energy consulting practice including business development activities across 4 continents. Mr. Kemble started his career in 1973 with Union Gas Ltd. in Canada, which has become a subsidiary of Duke Energy. Mr. Kemble held executive positions in Engineering, Human Resources, and Information Technology until his departure in 1994.Mr. Kemble has over 30 years experience in engineering, operations, business development and information technology in the energy industry. He is a graduate of the University of Waterloo in Chemical Engineering with an M.B.A. from the University of Windsor. Mr. Kemble remains on the Board of Directors of Vista International, Inc.

Johan C. Smith, Director, Vista International Technologies, Inc.: Mr. Smith is the CEO and a Director of Vista International, Inc. He has over twenty-six years of progressive experience in business development, strategic alliances, and financial markets. After departing Sam Houston State University, Mr. Smith provided business consulting services to a number of domestic and international organizations, including Air 21, Global Air Cargo, Texas Fire and Safety, Dow Chemical, Shell, MCI/WorldCom, Negev Technologies, Lucent, Erickson, Lockheed Martin, GTE, FedEx, and American Airlines. Mr. Smith negotiated agreements for commercial developments in the US, mainland China, the Caribbean, South America, Mexico, Europe, and in a number of countries. Some of the projects were in the following industries: entertainment centers and theme parks in southern California and China, airport mixed-use commercial/industrial developments in the US and China, telecommunications, aviation, environmental developments, commercial developments and a number of other projects. Over the last three years, Mr. Smith has developed relationships with a number of high ranking government officials in China, Mexico, St. Lucia, Europe and Israel, which have helped him to secure several $ billions in back-log of projects for the renewable energy technologies that are encompassing Vista International, Inc.’s core technology base. Mr. Smith will remain as an officer and Director of Vista International, Inc.

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

Directors, officers, and beneficial owners of more than ten percent of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. Barry J. Kemble, Johan C. Smith and Timothy D. Ruddy, each a director of Vista International Technologies Inc., filed their respective Form- 5 reports. Timothy Ruddy also filed two Form 4 reports and one Form 3 report. Vista International Inc., who beneficially owns of more than ten percent of Vista International Technology’s common stock, filed Form 4, reporting two transactions and a Form 5.

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

The company’s Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) is posted on the company’s website at: www.viti.us.com

The company will provide to any person without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 4704 Harlan Street, Suite 685, Denver, Colorado 80212, Attention: Code of Conduct and Ethics Request.

Item 11. Executive Compensation.

The following table sets forth the compensation paid during the past three years to our chief executive officer and the chief financial officer. No other executive officer’s remuneration exceeded $100,000 per year. We did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Barry J. Kemble
Chief Executive
Officer [1]	2008 4	$11,539	—	—	$11,539

	2007 [1]	—	—	—	—

Brad E. Bailey	2007 [2]	$81,125	—	—	$81,125
Chief Executive
Officer [2]

Timothy Peach
Chief Financial	2008 [5]	$11,539	—	—	$11,539
Officer
Acting Chief	2007	—	—	—	—
Executive Officer [3]

	2006 [3]	$152,557	—	—	$152,557

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

The company did not pay any compensation to its directors in 2008.

Vista International Technologies, Inc. does not have any compensation arrangements with its directors. In the future the company may institute director compensation arrangements; however, none are currently contemplated.

1 Mr. Kemble was appointed Chief Executive Officer July 31, 2007.
2 Mr. Bailey was terminated as Chief Executive Officer and as an employee of the company July 31, 2007.
3 Mr. Peach originally joined the company in October 2004 and was appointed Acting Chief Executive Officer on September 25, 2006. He subsequently resigned as an officer and employee of the company November 29, 2006. Mr. Peach rejoined the company on August 2, 2007 as Chief Financial Officer. Mr. Peach has recently resigned.
4 The company has accrued $188,461 for wages for Barry Kemble through December 31, 2008.
5 The company has accrued $161,185 for wages for Timothy Peach through December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the company’s knowledge, based solely upon records available to it, certain information as of March 6, 2009 regarding the beneficial ownership of the Company’s shares of common stock by:

●           each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,
●           by each current director,
●           by each named executive officer, and
●           by all current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Richard Strain 417 Manchester Road Poughkeepsie, New York 12603	9,518,333	(1)	9.2%
Vista International Inc. 8310 South Valley Highway Suite 300 Englewood, CO 80112	57,520,770	(2)	55.8%
Barry J. Kemble (3)	57,510		*
Timothy D. Ruddy (4) 3885 Vale View Lane Mead, CO 80542	200,000		*
Johan C. Smith (4) 8310 South Valley Highway Suite 300 Englewood, CO 80112	26,720		*
All directors and executive officers as a group (4 persons)(4)	284,230		*

*           Less than 1%
(1)	Information based upon the records of the company’s transfer agent and information provided to company by Mr. Strain.
(2)	Information based upon a Schedule 13D and Form 4 filed by Vista International Inc. with the Securities and Exchange Commission and information based upon the records of the company’s transfer agent.
(3)	The address of this person is 4704 Harlan St., Suite 685, Denver, Colorado 80212.
(4)	Addresses for Mr. Smith and Mr. Ruddy are as set forth under their respective names. Address for the other named executive officers is 4704 Harlan St., Suite 685, Denver, Colorado 80212.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons.

On April 10, 2008, the Company issued an aggregate of 5,550,297 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses pursuant to a Definitive Agreement for equity investment executed on January 31, 2008. In connection with the purchase of unregistered securities, Vista International, Inc. filed a Form 4 with the Commission.

On November 21, 2008, the Company issued an aggregate of 5,970,473 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses pursuant to a Definitive Agreement for equity investment executed on January 31, 2008. In connection with the purchase of unregistered securities, Vista International, Inc. filed a Form 4 with the Commission.

Director independence

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board. The Company uses the independent director definition in Rule 4200 of the Nasdaq Stock Market, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934 to determine whether the directors of the Company are independent or not.

Applying the Nasdaq standards, the board of directors has determined that Mr. Ruddy is independent. The following persons who served as directors of the Company during 2008 were not independent: Johan Smith and Barry Kemble. The Company does not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal years ended December 31, 2008 and 2007 by Comiskey & Company, P.C., as well as AJ Robbins PC., our principal accountants in 2008 and 2007, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $16,994 and $27,638 respectively.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2008 and 2007 for any assurance and related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2008 and 2007.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2008 and 2007 respectively.

Item 15. Exhibits, Financial Statement Schedules

2.1	Stock Exchange Agreement, dated as of December 31, 2002, by and between Nathaniel Energy Corporation, and MNS Eagle Equity Group, Inc. and the shareholders of MNS Equity Group, Inc.*
2.2	Stock Purchase Agreement, dated August 26, 2002 but effective as of June 30, 2002, by and between MCNIC Pipeline & Processing Company and Nathaniel Energy Corporation*
3(i).1	Certificate of Incorporation**
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(i).4	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005**
3(ii).1	Amended and Restated By-Laws***
10.1	Tire Derived Fuel Co-Processing Agreement, dated September 30, 2005 by and between Nathaniel Energy Corporation and Energis, LLC. ****
10.2	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEOHC”) and Richard Strain**
10.3	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services**
10.4	Nathaniel Energy Corporation 2005 Equity Participation Plan**
10.5	Employment Agreement dated October 16, 2006 between Nathaniel Energy Corporation and Brad E. Bailey+
10.6	Agreement dated December 5, 2006 between Nathaniel Energy Corporation and Bailey-Jamar, LLC. ****
14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)***
14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)***
21.	Subsidiaries
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**** Denotes document filed as an exhibit to our Annual report on Form 10-KSB for the year ended December 31, 2005.

+Denotes documents filed as an exhibit to our Current Report on Form 8-K filed on October 20, 2006 and incorporated herein by reference.

**** Denotes documents filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.

VISTA INTERNATIONALTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE
FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Vista International Technologies, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Vista International Technologies, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. Vista International Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has a working capital deficit, and is in default on all of its notes payable. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Vista International Technologies Inc.

We have audited the accompanying consolidated balance sheets of Vista International Technologies Inc. (formerly Nathaniel Energy Corporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. as of December 31, 2007, and the consolidated results of its operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in paragraph three of footnote one to the consolidated financial statments entitled "Restatement," the accompanying consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007 have been restated to properly account for the effect of the sale of a piece of equipment.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 1 to the financial statements, at December 31, 2007 the Company had a working capital deficit of $2,596,474, an accumulated deficit of $63,327,775, and used cash of $1,250,438 in operating activities for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.

Denver, Colorado
April 29, 2008, except for
paragraph 3 of footnote 1,
which is dated April 15, 2009

Certified Public Accountants and Consultants
789 Sherman Street, Suite 385, Denver Co 80203
(303) 830-2255 - Fax (303) 830-0876 – info@comiskey.com – www.comiskey.com

Vista International Technologies, Inc.
Consolidated Balance Sheet

	December 31, 2008	December 31, 2007 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$13,698	$9,017
Restricted cash	23,422	21,498
Accounts receivable, net	4,643	65,586
Prepaid expenses	21,531	58,684

Total current assets	63,294	154,785

Deposits	21,167	17,662
Property and equipment, net	510,865	637,012
Intangibles, net of accumulated amortization	35,195	39,474

Total assets	$630,521	$848,933

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,577,932	$1,934,620
Payable to related parties	66,900	—
Accrued compensation and payroll liabilities	426,823	121,774
Accrued interest	99,411	42,591
Notes payable and capital leases - current portion	194,660	152,274
Notes payable - stockholder	500,000	500,000

Total current liabilities	2,865,726	2,751,259

Long-term portion of notes payable	—	71,351

Total liabilities	2,865,726	2,822,610
Commitments and Contingencies:
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,002,366 and 90,731,596 shares issued and outstanding at December 31, 2008 and 2007 respectively	103,002	90,731
Additional paid-in capital	61,994,691	61,257,476
Common stock to be issued	1,048	5,891
Accumulated deficit	(64,333,946)	(63,327,775)
Total stockholders’ equity (deficit)	(2,235,205)	(1,973,677)
Total liabilities and stockholders’ equity (deficit)	$630,521	$848,933

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007 (Restated)

Revenues	$54,582	$337,168

Cost of revenue	52,589	1,893,494

Gross loss	1,993	(1,556,326)

Operating expenses:
Selling, general and administrative expenses	954,078	1,399,279
Research and development	—	70,826

Total operating expenses	954,078	1,470,105

Loss from operations	(952,085)	(3,026,431)

Other income (expense):
Interest income (expense)	(51,386)	(27,462)
Gain (loss) on disposal of equipment	(2,700)	91,353
Impairment loss	—	(89,097)
Total other income (expense)	(54,086)	(25,206)

Loss from operations before income tax	(1,006,171)	(3,051,637)

Income tax benefit (expense)	—	—

Net loss	$(1,006,171)	$(3,051,637)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding	96,238,844	90,731,596

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital				Stockholders’ Equity (Deficit)
				Shares to be issued		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2006	90,731,596	$90,731	$60,702,446	284,667	$285	$(60,276,138)	$517,324

Issuance of shares in private offering	—	—	555,030	5,606,360	5,606	—	560,636

Net loss for the year ended December 31, 2007 (Restated)	—	—	—	—	—	(3,051,637)	(3,051,637)

Balance at December 31, 2007 (Restated)	90,731,596	90,731	61,257,476	5,891,027	5,891	(63,327,775)	(1,973,677)

Issuance of common stock for services	750,000	750	74,250	—	—	—	75,000

Issuance of shares in private offering	11,520,770	11,521	662,965	(4,824,810)	(4,843)	—	669,643

Net loss for the year ended December 31, 2008	—	—	—	—	—	(1,006,171)	(1,006,171)

Balance December 31, 2008	103,002,366	$103,002	$61,994,691	1,066,217	$1,048	$(64,333,946)	$(2,235,205)

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007 (Restated)
Cash flows from operating activities:
Net Income (loss)	$(1,006,171)	$(3,051,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,159	336,307
Stock issued for services	75,000	—
(Gain) Loss on disposition of equipment	2,700	(91,353)
Reserve for doubtful accounts	—	8,104
Impairment loss	—	89,097
Interest expense	56,820	32,819
Other income	—	(13,981)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, net	60,943	112,586
Prepaid expenses	102,655	(18,407)
Other assets	(3,505)	33,735
Increase (decrease) in liabilities:
Related party payables	66,900	—
Accounts payable and accrued liabilities	(56,581)	1,202,292
Net cash used in operating activities	(528,080)	(1,360,438)

Cash flows from investing activities:
Equipment and intangible asset purchases	(64,907)	(90,106)
Increase in restricted cash	(1,924)	—
Proceeds from sale of equipment		190,000
Net cash provided by (used in) investing activities	(66,831)	99,894

Cash flows from financing activities:
Payments on debt	(70,051)	(193,364)
Proceeds from issuance of common stock	669,643	560,636
Proceeds from issuance of notes and loans	—	644,421
Net cash provided by (used in) financing activities	599,592	1,011,693

Increase (decrease) in cash and cash equivalents	4,681	(248,851)

Cash and cash equivalents at beginning of period	9,017	257,868
Cash and cash equivalents at end of period	$13,698	$9,017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,206	$6,162

Taxes	$5,000	$10,000

Non cash financing activities:

Stock issued for services	$75,000	$—

Equipment purchased with debt	$—	$107,294

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

1. Significant Accounting Policies and Nature of Operations

Description of Business

Vista International Technologies, Inc. (the “Company”, “we”, “our”) is in the business of developing, commercializing and operating renewable energy and waste to energy (WTE) technologies and projects. The Company’s mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. We plan to develop projects with government, community, industry and financial partners to recover the available hydro-carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal while providing clean alternative energy comparable to that of fossil fuels.

Business

The Company is focusing its business on two areas which are presently conducted in two separate facilities:

●	tire derived fuel (“TDF”) processing operation in Hutchins, Texas, and
●	renewable energy and waste to energy (WTE) utilizing the company’s Thermal Gasifier™ technology and corporate offices in Denver, Colorado

Restatement

On December 7, 2007, the Company sold a shredder for $175,000, consisting of cash of $110,000 and an account receivable of $65,000. The shredder required repairs that the Company did not have adequate funds to make. The shredder was subject to a lien, as part of the security interest in all of the Company’s assets, which secured a $500,000 note payable to a stockholder. The sale had been recorded as deferred in the financial statements for the year ended December 31, 2007. It was later determined that the sale should have been recorded during the year ended December 31, 2007. The 2007 financial statements have been restated as follows:

Increase to accounts receivable	$65,000
Decrease to other assets	$(130,871)
Decrease in accounts payable and accrued liabilities	$(110,000)
Increase in gain on disposition of assets	$44,129
Decrease in accumulated deficit	$(44,129)

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,006,171 for the year ended December 31, 2008. At December 31, 2008 the Company had a working capital deficit of $2,802,432, and an accumulated deficit of $64,333,946. The Company is currently in default on notes payable of $694,660. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2008 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Management believes that additional financing will be necessary in order for the Company to execute its business plan. There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

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

The Company believes its cash on hand and the revenues it expects to generate at current levels will not be sufficient to fund the Company’s planned operating needs. We are seeking funding for the purposes described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding, with the exception of an agreement with our majority stockholder Vista International, Inc., which is described below. Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

On January 31, 2008, we executed an agreement with Vista International, Inc. (a majority stockholder) to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2008, provided an equity investment of approximately $669,643 in cash during 2008 for our operations for which we have issued 11,520,770 shares of our common stock, representing investment for both 2008 and 2007.

The Company can give no assurance that it will be able to obtain funds from financing opportunities, or that if available; the Company will be able to obtain funds on favorable terms and conditions. If the Company cannot secure additional funds it may be required to scale back operations or change its plans.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Principles of Consolidation

The financial statements include the accounts of Vista International Technologies, Inc. and its wholly owned subsidiaries; Nathaniel Energy Oklahoma Holdings Corporation and Cleanergy, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash balances used to fund particular capital projects, including amounts underlying a letter of credit for environmental cleanup, which are not authorized or available for general corporate purposes, are classified as restricted cash.

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at December 31, 2008 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce to the specifications in the contract. The Thermal Gasifier™ inventory value at December 31, 2008 is zero.

Research and Development

Research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the years ended December 31, 2008 and 2007, we incurred $-0- and $70,826 for outside resources for research and development expense.

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

Machinery and equipment	2-5 years
Buildings and improvements	2-15 years
Vehicles	5 years

Depreciation expense recorded in the statements of operations was $168,880 and $257,192 for the years ended December 31, 2008 and 2007, respectively.

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

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review. No impairment was recognized during the years ended December 31, 2008 and 2007.

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel or unprocessed whole tires. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of tire-derived-fuel sold. Sales returns are reprocessed and added back to the existing production of tire-derived-fuel. Sales returns estimates are booked based on the Company’s historical experience. During the years ended December 31, 2008 and 2007, the Company recognized disposal fees of $47,815 and $210,822 and sales of tire shreds of $4,637 and $120,932, respectively

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of December 31, 2008 or 2007.

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

Accounts Receivable/Concentration of Credit Risk

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. As of December 31, 2008 and 2007, the Company recorded an allowance for doubtful accounts totaling $0 and $8,104 and bad debt expense of $0 and $8,104 for the years ended December 31, 2008 and 2007. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to certain customers ranging from 20 to 30 days.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash, cash equivalents held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $22,233 and $167,954 at December 31, 2008 and 2007, respectively. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives of ten years. Intangible assets consist of patents for our Thermal Gasifier™ technology. The estimated annual amortization expense related to patents is approximately $4,279 per year.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. The Company has no recorded goodwill at December 31, 2008 and 2007.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the years ended December 31, 2008 and 2007 to be capitalized and deferred to future periods. The Company had advertising expenses of $-0- and $5,594 during the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

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

The Company had no employee stock-based compensation activity during the years ended December 31, 2008 and 2007, and had no unvested stock options outstanding at December 31, 2008 and 2007.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments.

Fair Value Measurement

The Company adopted SFAS No. 157, Fair Value Measurement, (“SFAS No. 157”) during 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption has not had a material impact on the Company’s consolidated results of operations or financial condition.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

For federal income tax purposes, net operating losses can be carried forward for a period of 20 years until they are either utilized or until they expire.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation. (See note on restatement).

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the disclosure requirements of this standard.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141R will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon any acquisitions that are made in the future and the structure of those transactions.

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

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

2. Property, Plant and Equipment

Following is a summary of property, plant and equipment at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Machinery and equipment	$572,967	$603,991
Buildings	43,575	43,575
Vehicles	14,614	15,000
Land	51,085	51,085
Furniture, fixtures and equipment	74,249	192,571
Leasehold Improvements	218,212	189,511
	974,702	1,095,733
Less accumulated depreciation	(463,837)	(458,721)
Net book value	$510,865	$637,012

As of December 31, 2008, the Company had software purchased under a capital lease for $34,674. The Company has not placed the asset in service as it does not have adequate funds to upgrade its computer systems and therefore no depreciation has been recorded on the asset. The lease was due in full during September 2008. As of December 31, 2008 total payments due are $20,735, which includes imputed interest of $1,149 and is recorded in notes payable and capital leases as $19,586.

3. Intellectual Property

The Company owns three U.S. patents, two pending U.S. patent applications and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire September 6, 2011, December 4, 2012, and February 4, 2022, respectively.

	2008	2007
Patents and other	$57,428	$207,428
Less accumulated amortization	(22,233)	(167,954)
Intangible assets, net	$35,195	$39,474

Amortization expense for the twelve months ended December 31, 2008 and 2007 was $4,279 and $79,115, respectively.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

4. Notes Payable

At December 31, 2008 and 2007, the Company had the following promissory notes outstanding:

	2008	2007

3.68% installment note, secured by equipment	$75,452	$92,622

3.35% capital lease, secured by equipment, repossessed 2008	—	18,472

9.09% capital lease, secured by software	19,586	13,781

15% promissory notes payable to individuals, due on demand	17,000	17,000

Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy Thermal Gasifier ™ project owner at 20% of amount received	70,000	70,000

Promissory note payable to a vendor	12,622	11,750

Total debt:	$194,660	$223,625

Notes are in default.

On May 31, 2007 we entered into an installment sale agreement to purchase equipment for $115,559. The agreement has a term of four years with an annual interest rate of 3.68%.

5. Related Party Transactions

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from a shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain.

The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets. No principal or interest was paid on these loans during the year ended December 31, 2008 and the notes are in default. In addition, in 2007 an asset was sold without payment on these notes to Mr. Strain. The interest expense for the periods to December 31, 2008 and December 31, 2007 are $45,000 and $32,819 respectively.

On January 31, 2008, we executed an agreement with Vista International, Inc., our majority shareholder, to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, for the year through December 31, 2008, provided an investment of approximately $669,643 in cash for which we have issued 11,520,770 shares of our common stock, representing investment for both 2008 and 2007.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

During 2008, we borrowed $50,000 from a member of our Board of Directors. The amount borrowed is not evidenced by a formal agreement, does not bear interest, and has been classified as an accrued liability in our December 31, 2008 consolidated balance sheet. Subsequent to year end an additional $47,900 was advanced.

6. Income Taxes

Deferred income taxes result from the temporary differences arising from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $14,500,000, which expires between 2020 and 2028. Approximately $12,300,000 of these losses are limited under the change in control provisions of Internal Revenue Code Section 382. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2008, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2008. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

Past due Federal income taxes of approximately $161,000 are included in accrued expenses as of December 31, 2008 and 2007. Interest and penalties of $12,617 have been recognized in general and administrative expenses during the year ended December 31, 2008.

The income tax provision (benefit) for the years ended December 31, 2008 and 2007 consists of the following:

	December 31, 2008	December 31, 2007
Continuing Operations
Current:
Federal	$—	$—
State	—	—
	—	—

Deferred:
Federal	—	—
State	—	—
	—	—
Total	$—	$—

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2008	December 31, 2007
Computed “expected” income tax expense (benefit) at approximately 37%	$(372,000)	$(892,000)

Permanent differences	9,000	—

Discretionary change in valuation allowances of deferred income taxes	363,000	892,000
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Federal net operating loss	$5,397,000	$4,958,000
Allowance and accruals not recognized for income tax purposes	—	—
Total gross deferred tax assets	5,397,000	4,958,000
Less : Valuation allowance	(5,397,000)	(4,958,000)
Net deferred tax assets	$—	$—

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	—	—
Deferred state tax liability	—	—
Total net deferred tax liabilities	$—	$—

These amounts have been presented in the consolidated balance sheets as follows:

	December 31, 2008	December 31, 2007

Current deferred tax asset	$—	$—
Current deferred tax liability	—	—
Non current deferred tax asset	—	—
Non current deferred tax liability	—	—
Total net deferred tax asset	$—	$—

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

7. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2008.

Common Stock

Twelve months ended December 31, 2008

During the twelve months ended December 31, 2008, the Company received approximately $669,643 cash and payment of expenses for our operations for which we have issued 11,520,770 shares of our common stock, representing investment for both 2008 and 2007, and an obligation to issue an additional 782,020 shares of common stock. These shares are classified as common stock to be issued on our December 31, 2008 consolidated balance sheet.

On January 28, 2008, the company issued an aggregate of 750,000 restricted shares of its common stock valued at $75,000 to American Capital Venture, Inc. (and its affiliates) (collectively “ACV”) for an investor relations services contract. Under the contract, ACV was to plan, coordinate, establish and manage an investor relations program for the benefit of the Company.

Twelve months ended December 31, 2007

During the twelve months ended December 31, 2007, the Company received approximately $561,000 in cash and payment of expenses for our operations for which we have issued 5,606,360 shares of our common stock.

8. Commitments and Contingencies

Commitments

The company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The company is required to issue to the employee two hundred and eighty five thousand (285, 000) shares of common stock, $.001 par value of the Company upon the company effectuating a stock split. To date the stock split has not taken place but the settlement was accrued previously.

Litigation and Claims

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

Environmental Liability

The Company has approximately 9,150 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite and therefore not good for use as TDF. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. Presently we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the company expects to remove most of the material over the next 6 months.

Management considers the piles a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 9,150 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $350,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have accrued $350,000 for the cost of disposing of this material.

9. Lease Commitments

The company leases certain office facilities under non-cancelable operating leases that expire at various dates through 2009. At December 31, 2008, the company was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms of less than one year, as follows:

2009	$19,388
2010	—
2011	—
2012	—
Total minimum lease payments	$19,388

Rent expense for operating leases, including month-to-month rentals, was $68,685 and $208,641 for the years ended December 31, 2008 and 2007, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES INC.

Date: April 15, 2009	By:	/s/ Barry J. Kemble
Barry J. Kemble
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Johan C. Smith
Johan C. Smith, Director
Date: April 15, 2009

/s/ Timothy D. Ruddy
Timothy D. Ruddy, Director
Date: April 15, 2009