Form 10-Q
period 2009-03-31
Vista International Technologies Inc
filed 2009-05-20
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2009; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4704 Harlan Street, Suite 685, Denver, Colorado 80212
(Address of principal executive offices, including zip code)

(303) 690-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒.

As of May 20, 2009, Vista International Technologies, Inc. had outstanding 103,002,366 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Vista International Technologies, Inc.
Consolidated Balance Sheet

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$1,950	$13,698
Accounts receivable	12,620	4,643
Restricted cash	23,422	23,422
Prepaid expenses	437	21,531

Total current assets	38,429	63,294

Deposits	21,167	21,167
Property and equipment, net of accumulated depreciation	469,114	510,865
Intangibles, net of accumulated amortization	34,125	35,195

Total assets	$562,835	$630,521

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,560,969	$1,577,932
Payable to related parties	123,900	66,900
Notes payable - stockholder	500,000	500,000
Notes payable and capital leases - current portion	182,038	194,660
Accrued compensation and payroll liabilities	518,688	426,822
Accrued interest	111,679	99,411

Total current liabilities	2,997,274	2,865,725

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,002,366 and 103,002,366 shares issued outstanding at March 31, 2009 and December 31, 2008, respectively	103,002	103,002
Additional paid-in capital	61,996,720	61,994,691
Common stock to be issued	1,069	1,048
Accumulated deficit	(64,535,230)	(64,333,945)
Total stockholders’ equity (deficit)	(2,434,439)	(2,235,205)

Total liabilities and stockholders’ equity (deficit)	$562,835	$630,521

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2009 (Unaudited)	For the Three Months Ended March 31, 2008 (Restated) (Unaudited)
Revenues	$94,881	$5,749

Cost of revenue	84,314	117,276

Gross Income (loss)	10,567	(111,527)

Operating expenses:
Selling, general and administrative expenses	198,988	337,007
Research and development	—	—

Total operating expenses	198,988	337,007

Loss from operations	(188,421)	(448,534)

Interest income (expense)	(12,864)	(13,055)

Net loss	$(201,285)	$(461,589)

Net loss per share, basic and diluted	$(0.002)	$(0.005)

Weighted average common shares outstanding	103,002,366	91,110,717

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2009 (Unaudited)		For the Three Months Ended March 31, 2008 (Restated) (Unaudited)
Cash flows from operating activities:
Net Income (loss)		$(201,285)	$(461,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		42,821	44,038
Consulting fees		—	75,000
Common stock to be issued for expenses paid		2,050	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable		(7,977)	65,358
Prepaid expenses		21,094	87,374
Other assets		—	10,128
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities		87,171	63,682
Related party payables		57,000	16,900
Net cash used in operating activities		874	(99,109)

Cash flows from investing activities:
Proceeds from the sale of vehicle		—	—
Equipment and intangible asset purchases		—	—
Net cash provided by investing activities		—	—

Cash flows from financing activities:
Payments on debt		(12,622)	(11,820)
Proceeds from common stock to be issued		—	101,912
Net cash provided by (used in) financing activities		(12,622)	90,092

Increase (decrease) in cash and cash equivalents		(11,748)	(9,017)

Cash and cash equivalents at beginning of period		37,120	30,515

Cash and cash equivalents at end of period		$25,372	$(21,498)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest		$958	$1,528

Taxes	$		$—

Non cash financing activities:

Common stock issued for services		$—	$75,000

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results of operations to be expected for the full year.

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

Restatement

On December 7, 2007, the Company sold a shredder for $175,000, consisting of cash of $110,000 and an account receivable of $65,000. The shredder required repairs that the Company did not have adequate funds to make. The shredder was subject to a lien, as part of the security interest in all of the Company’s assets, which secured a $500,000 note payable to a stockholder. The sale had been recorded as deferred in the financial statements for the year ended December 31, 2007. It was later determined that the sale should have been recorded during the year ended December 31, 2007. The December 31, 2007 financial statements were restated as follows:

Increase to accounts receivable	$65,000
Decrease to other assets	$(130,871)
Decrease in accounts payable and accrued liabilities	$(110,000)
Increase in gain on disposition of assets	$44,129
Decrease in accumulated deficit	$(44,129)

Additionally, it was determined that the March 31, 2008 statement of operations did not reflect all interest and depreciation expense. For the three months ended March 31, 2008, the Company recorded $3,223 and $9,032 of additional interest and depreciation expense, respectively. The Company also recorded a gain on a note payable, due to lack of contact from the lender during the three months ended March 31, 2008. Management determined during the December 31, 2008 audit that it was not appropriate to record the gain. The March 31, 2008 financial statements have been restated as follows:

Decrease to property and equipment, net	$(9,032)
Decrease to other assets	$(130,871)
Decrease in accounts payable and accrued liabilities	$(171,777)
Increase to notes payable	$66,667
Decrease in other income	$(66,667)
Decrease in accumulated deficit	$(34,793)

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $201,285 for the three months ended March 31, 2009. At March 31, 2009 the Company had a working capital deficit of $2,958,845, and an accumulated deficit of $64,535,230. The Company is currently in default on notes payable of $682,038. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2008 audited consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2009, the Company received $2,050 for payments from Vista International, Inc. for our operations for which we have an obligation to issue 20,500 shares of common stock. These shares are classified as common stock to be issued on our March 31, 2009 consolidated balance sheet.

The Company can give no assurance that it will be able to obtain funds from financing opportunities, or that if available; the Company will be able to obtain funds on favorable terms and conditions. If the Company cannot secure additional funds it may be required to scale back operations or change its plans.

Use of Estimates

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

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at March 31, 2009 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce to the specifications in the contract. The Thermal Gasifier™ inventory value at March 31, 2009 is zero.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the three months ended March 31, 2009 and 2008, we incurred $0 and $0, respectively for outside resources for research and development expense.

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

Depreciation expense recorded in the statements of operations was $40,712 and $42,969 for the periods ended March 31, 2009 and 2008, respectively.

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review. No impairment was recognized during the period ended March 31, 2009.

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel or unprocessed whole tires. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of tire-derived-fuel sold. Sales returns are reprocessed and added back to the existing production of tire-derived-fuel. Sales returns estimates are booked based on the Company’s historical experience. During the periods ended March 31, 2009 and 2008, the Company recognized revenue from disposal fees and sales of tire shreds or whole tires of $94,881 and $5,749, respectively

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ as of March 31, 2009 or 2008.

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

Accounts Receivable/Concentration of Credit Risk

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. As of March 31, 2009, the Company recorded an allowance for doubtful accounts totaling $0 and bad debt expense of $0 and $650 for the three months ended March 31, 2009 and 2008. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to certain customers ranging from 20 to 30 days.

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

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $23,303 at March 31, 2009. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives of ten years. Intangible assets consist of patents for our Thermal Gasifier™ technology. The estimated annual amortization expense related to patents is approximately $4,279 per year.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. The Company has no recorded goodwill at March 31, 2009.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the three months ended March 31, 2009 and 2008 to be capitalized and deferred to future periods. The Company had advertising expenses of $-0- and $-0- during the three months ended March 31, 2009 and 2008, respectively.

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

2. Notes Payable

At March 31, 2009, the Company had the following promissory notes outstanding:

2009

3.68% installment note, secured by equipment	75,452

3.35% installment note, secured by equipment, repossessed 2008	—

9.09% capital lease, secured by software	19,586

15% promissory notes payable to individuals, due on demand	17,000

Promissory note payable to a vendor	—

Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy Thermal Gasifier ™ project owner at 20% of amount received	70,000

Total debt:	$182,038

Notes are in default.

On May 31, 2007 we entered into an installment sale agreement to purchase equipment for $115,559. The agreement has a term of four years with an annual interest rate of 3.68%.

3. Related Party Transaction

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from a shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain.

The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets. No principal or interest was paid on these loans during the period ended March 31, 2009 and the notes are in default and a default notice has been received. In addition, in 2007 an asset was sold without payment on these notes to Mr. Strain. The interest expense for the periods to March 31, 2009 and March 31, 2008 are $11,313 and $13,055 respectively.

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

During the three months ended March 31, 2009, the Company received $2,050 for payments from Vista International, Inc. for our operations for which we have an obligation to issue 20,500 shares of common stock. These shares are classified as common stock to be issued on our March 31, 2009 consolidated balance sheet.

During the first three months of 2009, we borrowed $57,000 from a member of our Board of Directors. The amount borrowed is not evidenced by a formal agreement, does not bear interest, and has been classified as an accrued liability in our March 31, 2009 consolidated balance sheet. Subsequent to the end of the quarter an additional $23,400 was advanced.

4. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at March 31, 2009.

Common Stock

Three months ended March 31, 2009

During the three months ended March 31, 2009, the Company received approximately $2,050 cash and payment of expenses for our operations for which we have an obligation to issue 20,500 shares of common stock. These shares are classified as common stock to be issued on our March 31, 2009 consolidated balance sheet.

Three months ended March 31, 2008

On January 31, 2008, we executed an agreement with Vista International, Inc., our majority shareholder, to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2007, provided an investment of approximately $561,000 in cash and payment of expenses for our operations for which we have an obligation to issue 5,606,360 shares of our common stock. On April 10, 2008, 5,550,297 shares were issued.

On January 28, 2008, the company issued an aggregate of 750,000 restricted shares of its common stock valued at $75,000 to American Capital Venture, Inc. (and its affiliates) (collectively “ACV”) for an investor relations services contract. Under the contract, ACV was to plan, coordinate, establish and manage an investor relations program for the benefit of the Company.

During the three months ended March 31, 2008, the Company received approximately $101,912 in cash from Vista International, Inc. for our operations for which we had an obligation to issue 1,019,120 shares of our common stock. These shares are classified as common stock to be issued on our March 31, 2008 consolidated balance sheet. These shares have subsequently been issued.

5. Income Tax

Deferred income taxes result from the temporary differences arising from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

Past due Federal income taxes of approximately $161,000 are included in accrued expenses as of March 31, 2009 and 2008.

6. Commitments and Contingencies

Commitments

The company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The company is required to issue to the employee two hundred and eighty five thousand (285,000) shares of common stock, $.001 par value of the Company upon the company effectuating a stock split. To date the stock split has not taken place but the settlement was accrued previously.

Litigation and Claims

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

Environmental Liability

The Company has approximately 7,500 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility at the end of March 31, 2009. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite and therefore not good for use as TDF. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. Presently we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the company expects to remove most of the material over the next 6 months.

Management considers the piles a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 7,500 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $350,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have accrued $350,000 for the cost of disposing of this material. Management has continued to remove material from the site through the quarter.

7. Subsequent Events

The company has passed a resolution and filed documentation for the dissolution of the wholly owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation, with the Secretary of State, State of Oklahoma.

On March 20, 2008, the company received notification from the Internal Revenue Service of the filing of a federal tax lien in the approximate amount of $120,000 related to late payment of federal income tax, penalty and interest on the September 30, 2005 corporate income tax return of Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy Oklahoma Holdings Corporation was required to file a short period federal income tax return for 2005 as the company acquired a 49% minority interest of Nathaniel Energy Oklahoma Holdings Corporation on that date from Mr. Richard Strain, the company’s majority shareholder and debt holder at that time. Nathaniel Energy Oklahoma Holdings Corporation filed a consolidated return for the remainder of the 2005 tax year with Nathaniel Energy Corporation. The short period return gave rise to a federal income tax liability of approximately $200,000. The company made installments against this tax liability of $120,000 during the fiscal years 2006 through September 30, 2008. The company received notification on April 29, 2009 that this matter has been resolved with the IRS and no further payments are required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Vista International Technologies, Inc.’s business and the key factors underlying its financial results. It explains trends in the company’s financial condition and results of operations for the period ended March 31, 2009 compared with the operating results for the period ended March 31, 2008.

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology, building, owning and operating waste-to-energy plants either on our own or with joint venture partners. Our tire fuel processing operation generated 100% of revenue from continuing operations, or $94,881 and $5,749 during the period March 31, 2009 and 2008, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

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

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. The equipment failure and resulting business interruption were believed to be covered by insurance; however, the equipment insurance policy had been cancelled. Management was advised by the issuer that the policy had been cancelled in July 2007 for nonpayment of premiums. As a result of the cancellation of all business insurance, we could not claim an estimated $110,000 of repair and business interruption costs. We subsequently obtained adequate equipment insurance from another carrier during the period. At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of March 31, 2009 due to the current economic climate and the low demand for tire derived fuel. We expect to place orders for new tire shredding equipment once the demand for TDF improves.

Our TDF operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local Fire Marshall’s approval and as of May 15, 2009 was in process for approval allowing for continued operation. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the TDF facility was limited.

We continue to maintain our TDF facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility.

We improved operations and removed stockpile tire shreds, whole tires and waste material during the first quarter 2009 that previous management had allowed to accumulate at the TDF facility.

We commenced receiving and partially processing waste tires in August 2008 and have seen volumes of waste tire that we accept increase monthly.

Results of Operations

Revenue

For the three months ended March 31, 2009, revenue from continuing operations was $94,881 compared to $5,749 during the three months ended March 31, 2008, a increase of $89,132 or approximately 94%. This increase was due to the restart of operations at the Hutchins, TX tire processing facility in the fall of 2008. The facility had been shutdown for the first seven months of 2008.

Cost of goods sold

Cost of goods sold was $84,314 for the three months ended March 31, 2009, compared to $117,276 during the three months ended March 31, 2008, a decrease of $32,962 or 28%. The decrease was primarily due to reduction in headcount and related salary and employee benefit expense of approximately $20,000, a increase in repair and maintenance and operating supplies expense due to increased operations of approximately $5,000, a decrease in outside services of approximately $6,000, a decrease in truck and equipment rental expense of approximately $7,000, a decrease in utilities of approximately $3,500 due to lower rates, a decrease in uncollected accounts of approximately $6,800 and a decrease in depreciation expense of approximately $2,257.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $198,988 for the three months ended March 31, 2009, compared to $337,007 for the three months ended March 31, 2008, a decrease of $138,019 or approximately 41%. This decrease was due primarily to the reduction in headcount and employee related benefits of approximately $90,000, a reduction in outside services of approximately $75,000, an decrease in office rent of  $17,000, offset by an increase in contract labor of approximately $42,000.

Research and development expense

For the three months ended March 31, 2009 and 2008, research and development expense was $0 and $0, respectively.

Interest expense

Interest expense, net of interest income, was $12,864 during the three months ended March 31, 2009, compared to interest expense of $13,055 during the three months ended March 31, 2008.

Other income

Other income for the three months ended March 31, 2009 and 2008 was $-0- and $-0-, respectively.

Net Income (Loss)

For the reasons stated above, net loss for the three months ended March 31, 2009 was $201,285, or ($0.002) per basic and diluted share, compared with the net loss of $461,589, or ($0.005) per basic and diluted share, for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we have a negative working capital of $2,958,845 and a cash balance of $25,372. The company’s negative working capital balance is due primarily to the reduction from its full operation and related cash flows at our tire fuel processing facility in Hutchins, Texas, inclusion of a liability of $350,000 for clean up costs at the Hutchins facility, and the current status of all the notes payable due to default.

For the period ended March 31, 2009, net cash provided by operating activities of $874 consists primarily of the net loss of $201,285, decreased by non cash depreciation expense of $41,751 and a decrease in prepaid expenses of $21,094 and an increase in accounts payable of $87,171 and related party payables of $57,000.

For the period ended March 31, 2008, net cash used by operating activities of $99,109 consists primarily of the net loss of $461,589, decreased by non cash depreciation expense of $42,969 and consulting fees of $75,000 and increased by changes in the components of working capital primarily due to an increase in accounts payable and accruals of $63,682 and increase in related party payables of $16,900, and decrease in assets, accounts receivable, intangibles and prepaid expenses of $163,929.

For the periods ended March 31, 2009 and March 31, 2008, net cash provided by investing activities was $-0- for each period respectively.

Net cash used in financing activities was $12,622 for the period ended March 31, 2009 used for the payment on indebtedness of $12,622.

Net cash provided by financing activities of $90,092 for the period ended March 31, 2008 includes proceeds from common stock issued of $101,912 decreased by payment on indebtedness of $11,820.

We received interim support in the form of a payment of an expense, of $2,050, as a capital contribution from Vista International, Inc., majority shareholder, during the first quarter of 2009 in exchange for common stock to be issued. The company expects to negotiate a compensation agreement on a project by project basis to include an equity interest in the projects that result from Vista International, Inc.’s efforts .We expect that Vista International, Inc. will provide additional capital either as debt or as an equity contribution to us during the remainder of 2009 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and commercializing and deploying our Thermal Gasifiers™. We also expect to use this funding to identify and integrate other technologies that will improve the operation and forecasted profitability of our Thermal Gasifier™.

We expect that our current cash on hand and revenues will not be sufficient to sustain our current operations. The company believes it will need to secure several million dollars of investment capital within the next one to two months in order to continue development of the next generation Thermal Gasifier™ and fund ongoing operations.

The independent auditors report on our December 31, 2008 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of March 31, 2009, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weaknesses in internal control over financial reporting as of March 31, 2009:

The Company lacks sufficient accounting controls and procedures to ensure proper timing and recording of non cash transactions and those expenditures are properly allocated between the Company and its majority shareholder, Vista International, Inc., which is a company, also engaged in the renewable energy business.

We lack the ability to segregate duties as it relates to recording and reconciling our accounts, however, management oversight of the approval of transactions helps mitigate this deficiency.

We determined that the aforementioned deficiencies constitute material weaknesses in our internal control over financial reporting as of March 31, 2009. Due solely to these material weaknesses, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Remediation of Internal Control Weakness:

Management intends to implement procedures, during the second quarter of 2009, which remediate the aforementioned deficiency in our internal control over financial reporting whereby allocated expenditures between the Company and its majority shareholder, Vista International, Inc. are determined on a timely basis for financial reporting and are reviewed and approved by the Company’s Board of Directors.

PARTII: OTHER INFORMATION

Item 1. Legal Proceedings.

A former officer of the company was terminated in September 2003. On February 10, 2004 a termination agreement was executed between the company and the former employee, which granted the employee 285,000 shares of common stock, at $0.001 par value, of which was to be delivered upon the 10 th day following the date the company effectuates a stock split. Additionally, the company would provide cash payment of $15,000. All this compensation was for services during the time of employment. The $15,000 was paid to the individual. The company accrued the stock liability on the books but has never delivered the stock since a stock split transaction has never taken place and is not contemplated. The employee has brought suit against the company and says that the company owes him the stock or equivalent cash at a rate of $1.00 per share. To date, only motions for dismissal and default judgments have been filed in the District Court, County of Arapahoe, State of Colorado, as applied to case # 2008 CV 881.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ Barry J. Kemble
Barry J. Kemble
Chief Executive Officer
Vista International Technologies, Inc.