Form 10-Q
period 2009-06-30
Vista International Technologies Inc
filed 2009-08-14
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2009; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

As of August 14, 2009, Vista International Technologies, Inc. had outstanding 103,002,366 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Vista International Technologies, Inc.
Consolidated Balance Sheet

	June 30, 2009 (Unaudited)	December 31, 2008 Restated
ASSETS

Current assets
Cash and cash equivalents	$10,811	$13,698
Restricted cash	23,422	23,422
Accounts receivable	19,203	4,643
Prepaid expenses	20	21,531

Total current assets	53,456	63,294

Deposits	21,168	21,167
Property and equipment, net of accumulated depreciation	427,362	510,865
Intangibles, net of accumulated amortization	33,055	35,195

Total assets	$535,041	$630,521

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,630,957	$1,577,932
Payable to related parties	159,000	66,900
Accrued compensation and payroll liabilities	597,581	426,823
Accrued interest	121,943	99,411
Notes payable - stockholder	500,000	500,000
Notes payable and capital leases - current portion	166,686	194,660

Total current liabilities	3,176,167	2,865,726

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 103,002,366 shares issued outstanding at June 30, 2009 and December 31, 2008, respectively	103,002	103,002
Additional paid-in capital	61,996,720	61,994,691
Common stock to be issued	1,069	1,048
Accumulated deficit	(64,741,917)	(64,333,946)
Total stockholders’ deficit	(2,641,126)	(2,235,205)
Total liabilities and stockholders’ deficit	$535,041	$630,521

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2009 Unaudited	Restated Unaudited For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009 Unaudited	Restated Unaudited For the Six Months Ended June 30, 2008

Revenues	$130,270	$888	$225,151	$6,637

Cost of revenue	88,629	68,193	172,943	185,469

Gross Profit (loss)	41,641	(67,305)	52,208	(178,832)

Operating expenses:
Selling, general and administrative expenses	236,923	226,288	435,911	563,295

Total operating expenses	236,923	226,288	435,911	563,295

Loss from operations	(195,282)	(293,593)	(383,703)	(742,127)

Other income (expense):
Other income	—	—	—	66,667
Interest expense	(11,403)	(12,320)	(24,267)	(25,375)

Net loss	$(206,686)	$(305,913)	$(407,971)	$(700,835)

Net loss per share, basic and diluted	$(0.002)	$(0.003)	$(0.004)	$(0.007)

Weighted average common shares outstanding	103,002,366	96,482,963	103,002,366	93,796,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2009 (Unaudited)	For the Six Months Ended June 30, 2008 (Restated) (Unaudited)
Cash flows from operating activities:
Net Income (loss)	$(407,971)	$(700,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,644	70,014
Other income	—	(66,667)
Common stock to be issued for expenses paid	2,050	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(14,560)	586
Prepaid expenses	21,511	(6,808)
Other assets	—	(372)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	240,015	305,812
Related party payables	95,400	—
Net cash provided by (used in) operating activities	22,089	(398,269)

Cash flows from investing activities:
Equipment and intangible asset purchases	—	(50,102)
Net cash used in investing activities	—	(50,102)

Cash flows from financing activities:
Payments on debt	(24,976)	(19,781)
Proceeds from issuance of notes and loans	—	65,502
Proceeds from common stock to be issued	—	400,552
Net cash provided by (used in) financing activities	(24,976)	446,273

Increase (decrease) in cash and cash equivalents	(2,887)	(2,098)

Cash and cash equivalents at beginning of period	37,120	9,017

Cash and cash equivalents at end of period	$34,233	$6,919

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,736	$1,528

Taxes	$—	$5,000
Non cash financing activities:

Common stock issued for services	$—	$75,000

The accompanying notes are an integral part of the financial statements.

Vista International Technologies, Inc.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. The financial information has not been audited and should not be relied on to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results of operations to be expected for the full year.

Description of Business

Vista International Technologies, Inc. (the “Company”, “we”, “our”) is in the business of developing, commercializing and operating renewable energy and waste to energy (WTE) technologies and projects. The Company’s mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels. We plan to develop projects with government, community, industry and financial partners to recover the available hydro-carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal sites while providing clean alternative energy comparable to that of fossil fuels.

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

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $407,971 for the six months ended June 30, 2009. At June 30, 2009 the Company had a working capital deficit of $3,122,711, and an accumulated deficit of $64,741,917. The Company is currently in default on notes payable of $666,686. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2008 audited consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Management plans to focus the company’s resources in three key areas: Thermal Gasifier™ engineering design, development of core business opportunities and attracting strategic investment. While management considers the Thermal Gasifier™ and waste to energy segment to be our core business, we also intend to continue the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs thus providing a positive cash flow for the company. It is management’s belief that by improving all facets of company operations, we will be better situated to attract investors looking to enter the waste to energy and renewable energy marketplace.

The Company believes its cash on hand and the revenues it expects to generate at current levels will not be sufficient to fund the Company’s planned operating needs. We are seeking additional funding for the purposes described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding at the present time. Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

On January 31, 2008, we executed an agreement with Vista International, Inc. (a majority stockholder) to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, through December 31, 2008, provided an equity investment of approximately $669,643 in cash during 2008 for our operations for which we have issued 11,520,770 shares of our common stock, representing investment for both 2008 and 2007. The company did not receive full value of the commitment from Vista International Inc.

During the six months ended June 30, 2009, the Company received $2,050 for payments from Vista International, Inc. for our operations for which we have an obligation to issue 20,500 shares of common stock. These shares are classified as common stock to be issued on our June 30, 2009 consolidated balance sheet.

On April 16, 2009, the company passed a resolution and filed documentation for the dissolution of the wholly owned subsidiary Nathaniel Energy Oklahoma Holdings Corporation, with the Secretary of State, State of Oklahoma. Nathaniel Energy Oklahoma Holdings Corporation was dissolved on July 23, 2009.

On May 5, 2009, the Company was notified by Richard C. Strain that Vista International, Inc. had defaulted in its payment obligations to Mr. Strain pursuant to a Promissory Note dated July 27, 2007, which was issued to Mr. Strain in connection with Vista’s purchase of certain shares of the company from Mr. Strain (the “Note”). Concurrently, Mr. Strain asserted control over certain collateral for said Note, namely 43,700,000 shares of common stock of the company which had been pledged by Vista International, Inc. as security for the repayment of the Note. As a result of the enforcement of his rights under the Note and related transaction documents, Mr. Strain was transferred 43,700,000 shares of stock of the company on or about May 29, 2009, resulting in his current ownership of 52,718,333 shares representing an approximate 51.18% ownership interest in the company.

On June 2, 2009, Johan Smith was removed as a Director of the company by written consent of the holders of a majority of shares of the company.

On June 11, 2009, the company entered into a consulting and services agreement with Mustang Consulting, LLC. The agreement calls for Mustang to provide engineering services and other technical support towards the completion of the design of the new generation Thermal Gasifier™ and prepare it for commercialization of the technology. Payment for these services will be in the form of cash and common stock. The company will also provide Mustang with a license for the Thermal Gasifier™ technology for use in its waste to energy projects that it has under development.

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

Inventory

Tire-derived-fuel (TDF) inventory is valued at its cost to produce a salable product using the first-in first-out method, but in an amount not to exceed realizable value, determined with respect to existing contractual sales prices, less costs to complete the waste tire processing. TDF inventory value at June 30, 2009 is zero.

The Thermal Gasifiers™ are valued at that portion of the contract price we reasonably expect to receive upon completion and acceptance by our customer, reduced by our contractual exposure to penalties contained in the contract which could be incurred if our Thermal Gasifiers™ do not produce to the specifications in the contract. The Thermal Gasifier™ inventory value at June 30, 2009 is zero.

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the six months ended June 30, 2009 and 2008, we had no research and development expense from third parties.

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

Depreciation expense recorded in the statements of operations was $85,644 and $70,014 for the six months ended June 30, 2009 and 2008, respectively.

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review. No impairment was recognized during the period ended June 30, 2009.

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel or unprocessed whole tires. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of tire derived fuel sold. Sales returns are reprocessed and added back to the existing production of tire derived fuel. Sales returns estimates are booked based on the Company’s historical experience. During the six months ended June 30, 2009 and 2008, the Company recognized revenue from disposal fees and sales of tire shreds or whole tires of $225,151 and $6,637, respectively. The Company recognized no revenue from the production or sale of tire derived fuel during the six months ended June 30, 2009 and 2008.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. We have recognized no revenue from the sale of our Thermal Gasifiers™ or consulting services during the six months ended June 30, 2009 and 2008.

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

Accounts Receivable/Concentration of Credit Risk

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. As of June 30, 2009, the Company had no allowance for doubtful accounts or bad debt expense for the six months ended June 30, 2009 and 2008. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to certain customers ranging from 20 to 30 days.

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

Identifiable Intangible Assets

The Company reports identifiable intangible assets net of accumulated amortization. Accumulated amortization on intangible assets was $24,373 at June 30, 2009. The company amortizes intangible assets, excluding goodwill and trademarks, over their estimated useful lives of ten years. Intangible assets consist of patents for our Thermal Gasifier™ technology. The estimated annual amortization expense related to patents is approximately $4,279 per year.

Goodwill and Other Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, during fiscal year 2002. The Company has no recorded goodwill at June 30, 2009.

Advertising

The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs during the six months ended June 30, 2009 and 2008 to be capitalized and deferred to future periods. The Company had no advertising expenses during the six months ended June 30, 2009 and 2008, respectively.

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

2. Notes Payable

At June 30, 2009, the Company had the following promissory notes outstanding:

2009

3.68% installment note, secured by equipment	$66,600

3.35% installment note, secured by equipment, repossessed 2008	—

9.09% capital lease, secured by software	13,086

15% promissory notes payable to individuals, due on demand	17,000

Promissory note payable to a vendor	—

Non-interest bearing unsecured promissory note due upon receipt of payments from the Cologna Veneta, Italy Thermal Gasifier ™ project owner at 20% of amount received	70,000

Total debt:	$166,686

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

The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes are payable before September 30, 2007. The May 31, 2007 note is due before November 30, 2007. We may prepay the notes at any time without penalty. The loans are secured by a first priority security interest in our assets. No principal or interest was paid on these loans during the period ended June 30, 2009 and the notes are in default and a default notice has been received. Mr. Strain has agreed to defer collection on the indebtedness until January 1, 2010. In addition, in 2007 an asset was sold without payment on these notes to Mr. Strain. The interest expense on the Notes for the six month periods to June 30, 2009 and June 30, 2008 is $22,532 and $22,374, respectively.

On January 31, 2008, we executed an agreement with Vista International, Inc., the majority shareholder at that time, to provide $2,000,000 of working capital in exchange for our common stock at a value of $0.10 per common share. The value of our common stock at closing on the date of the agreement was $0.12. The agreement formalized a verbal agreement with Vista International, Inc. which, for the year through December 31, 2008, provided an investment of approximately $669,643 in cash for which we have issued 11,520,770 shares of our common stock, representing investment for both 2008 and 2007.

During the six months ended June 30, 2009, the Company received $2,050 for payments from Vista International, Inc. for our operations for which we have an obligation to issue 20,500 shares of common stock. These shares are classified as common stock to be issued on our June 30, 2009 consolidated balance sheet.

During the first six months of 2009, we borrowed $95,400 from a member of our Board of Directors. The amount borrowed is not evidenced by a formal agreement, does not bear interest, and has been classified as an accrued liability in our June 30, 2009 consolidated balance sheet. Subsequent to the end of the quarter an additional $13,000 was advanced.

4. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at June 30, 2009.

Common Stock

Six months ended June 30, 2009

During the six months ended June 30, 2009, the Company received $2,050 in payment of expenses for our operations for which we have an obligation to issue 20,500 shares of common stock. These shares are classified as common stock to be issued on our June 30, 2009 consolidated balance sheet.

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

During the six months ended June 30, 2008, the Company received approximately $101,912 in cash from Vista International, Inc. for our operations for which we had an obligation to issue 1,019,120 shares of our common stock. These shares are classified as common stock to be issued on our June 30, 2008 consolidated balance sheet. These shares have subsequently been issued.

5. Income Tax

Deferred income taxes result from the temporary differences arising from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

On March 20, 2008, the company received notification from the Internal Revenue Service of the filing of a federal tax lien in the approximate amount of $120,000 related to late payment of federal income tax, penalty and interest on the September 30, 2005 corporate income tax return of Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy Oklahoma Holdings Corporation was required to file a short period federal income tax return for 2005 as the company acquired a 49% minority interest of Nathaniel Energy Oklahoma Holdings Corporation on that date from Mr. Richard Strain, the company’s majority shareholder and debt holder at that time. Nathaniel Energy Oklahoma Holdings Corporation filed a consolidated return for the remainder of the 2005 tax year with Nathaniel Energy Corporation. The short period return gave rise to a federal income tax liability of approximately $200,000. The company made installments against this tax liability of $120,000 during the fiscal years 2006 through September 30, 2008. The company received notification on June 1, 2009 that the outstanding balance is $162,568.83.

Past due Federal income taxes of approximately $161,000 are included in accrued expenses as of June 30, 2009 and 2008.

6. Commitments and Contingencies

Commitments

The company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The company is required to issue to the employee two hundred and eighty five thousand (285,000) shares of common stock, $.001 par value of the Company upon the Company effectuating a stock split. To date the stock split has not taken place. The contingent obligation to issue these shares is reflected in common stock to be issued on our consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

Litigation and Claims

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items, and the estimated settlement amounts are recorded on the books in accounts payable.

Environmental Liability

The Company has approximately 9,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins TDF processing facility at the end of June 30, 2009. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite and therefore not good for use as TDF. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. Presently we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the company expects to remove most of the material over the next 6 months.

Management considers the piles a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 9,000 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $350,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have accrued $350,000 for the cost of disposing of this material. Management has continued to remove material from the site during the six months ended June 30, 2009.

7. Subsequent Events

On August 3, 2009, the company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the company. The purpose of the agreement was to formalize the funding provided for working capital from Mr. Ruddy to the Company since the fourth quarter of 2008. Funds provided through June 30, 2009 are $145,400. The loan is due and payable commencing after September 30, 2009 and bears interest of 8%.

Nathaniel Energy Oklahoma Holdings Corporation, a wholly owned subsidiary of Vista International Technologies, Inc. was dissolved effective July 23, 2009.

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

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Vista International Technologies, Inc.’s business and the key factors underlying its financial results. It explains trends in the company’s financial condition and results of operations for the period ended June 30, 2009 compared with the operating results for the period ended June 30, 2008.

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology, building, owning and operating waste-to-energy plants either on our own or with joint venture partners. Our tire fuel processing operation generated 100% of revenue from continuing operations, or $225,151 and $6,637 during the six months ended June 30, 2009 and 2008, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2009 or 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

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

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of June 30, 2009 due to the current economic climate and the low demand for tire derived fuel. We expect to place orders for new tire shredding equipment once the demand for TDF improves.

Our TDF operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local Fire Marshall’s approval and as of August 14, 2009 was in process for approval allowing for continued operation. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the TDF facility had been limited.

We continue to maintain our TDF facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our compliance, we could lose our permit to operate the facility.

We improved operations and removed stockpile tire shreds, whole tires and waste material during the first six months of 2009 that previous management had allowed to accumulate at the TDF facility.

We commenced receiving and partially processing waste tires in August 2008 and have seen volumes of waste tires that we accept increase monthly up to approximately 2,000 tons per month. It is expected that these volumes will continue to increase over the next several months.

Results of Operations for the Three Months Ended June 20, 2009 and 2008

Revenue

For the three months ended June 30, 2009, revenue was $130,270 compared to $888 during the three months ended June 30, 2008, an increase of $129,382 or approximately 99%. Revenue increased during the three months ended June 30, 2009 as we had ceased accepting waste tires at the tire processing facility in Hutchins, Texas during the first 6 months of 2008. During that period, we continued to reduce tire shreds and other tire related material on site which we either sold as landscape material or we paid transporters to have removed and disposed. We re-submitted our permit application to the TCEQ on August 1, 2008 and commenced operations on a limited basis in August 2008.

Cost of revenue

Cost of revenue was $88,629 for the three months ended June 30, 2009, compared to $68,193 during the three months ended June 30, 2008, an increase of $20,436 or 30%. The increase was due to an increase in operations and related operating expenses at the facility during the three months ended June 30, 2009. The increase in cost of revenue is primarily due to an increase in equipment rental of approximately $3,300, an increase in operating supply expense of approximately $7,000, an increase in equipment repair and maintenance of approximately $4,900 and an increase in depreciation expense of approximately $17,500 due to improvements made to the facility during the second half of 2008 through June 30, 2009, offset by a decrease in utilities of $2,900 and a decrease in business insurance expense of approximately $8,400.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $236,923 for the three months ended June 30, 2009, compared to $226,288 for the three months ended June 30, 2008, an increase of $10,635 or approximately 5%. The increase is due primarily to an increase of approximately $34,000 in accounting fees as a result of the use of outside accounting services during the quarter offset by a decrease in approximately $7,700 in outside services related to engineering drafting support, a decrease in business insurance expenses of approximately $10,000, a reduction in facility and administrative supplies expense due to relocation of corporate offices to a new location and expense reduction measures of approximately $8,000.

Interest expense

Interest expense, net of interest income, was $11,403 during the three months ended June 30, 2009, compared to $12,320 during the three months ended June 30, 2008, a decrease of $917 or 7%.

Other income

There was no other income for the three months ended June 30, 2009 and 2008.

Net loss

For the reasons stated above, net loss for the three months ended June 30, 2009 was $206,686, a decrease of $99,227 or 32% compared with the net loss of $305,913 for the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 and 2008.

Revenue

For the six months ended June 30, 2009, revenue from continuing operations was $225,151 compared to $6,637 during the six months ended June 30, 2008, an increase of $218,514 or approximately 97%. This increase was due to the restart of operations at the Hutchins, TX tire processing facility in the fall of 2008. The facility had been shutdown for the first seven months of 2008.

Cost of revenue

Cost of revenue was $172,943 for the six months ended June 30, 2009, compared to $185,469 during the six months ended June 30, 2008, a decrease of $12,526 or 7%. The decrease was primarily due to reduction in headcount and related salary and employee benefit expense net of contract labor expense of approximately $6,500, a decrease in utilities expenses of $6,500 and a decrease in business insurance expense of $23,000 offset by a net increase in repair and maintenance, operating supplies and equipment rental of approximately $9,000 and an increase in depreciation expense of approximately $17,000..

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $435,911 for the six months ended June 30, 2009, compared to $563,295 for the six months ended June 30, 2008, a decrease of $127,384 or approximately 22%. This decrease was due primarily to the reduction in headcount and employee related benefits of approximately $27,000, a reduction in outside services of approximately $23,000, a decrease in office rent and office expenses of $23,500, a decrease in business insurance of $17,000 and a decrease in professional services of approximately $20,000.

Interest expense

Interest expense, net of interest income, was $24,267 during the six months ended June 30, 2009, compared to interest expense of $25,375 during the six months ended June 30, 2008, a decrease of $1,108 or 4%.

Other income

Other income for the six months ended June 30, 2009 and 2008 was $-0- and $66,667, respectively.

Net Income (Loss)

For the reasons stated above, net loss for the six months ended June 30, 2009 was $407,971, or ($0.004) per basic and diluted share, compared with the net loss of $700,835, or ($0.007) per basic and diluted share for the six months ended June 30, 2008, a decrease of $292,864 or 42%.

Liquidity and Capital Resources

As of June 30, 2009, we have a negative working capital of $3,122,711 and a cash balance of $34,233. The company’s negative working capital balance is due primarily to the reduction from its full operation and related cash flows at our tire fuel processing facility in Hutchins, Texas, inclusion of a liability of $350,000 for clean up costs at the Hutchins facility, and the current liability classification of our notes payable due to default.

For the six months ended June 30, 2009, net cash provided by operating activities of $22,089 consists primarily of the net loss of $407,971, and an increase in accounts receivable of $14,560 offset by non cash depreciation expense of $85,644, a decrease in prepaid expenses of $21,511, an increase in accounts payable of $240,015 and an increase in related party payables of $95,400.

For the six months ended June 30, 2008, net cash used in operating activities of $398,269 consists primarily of the net loss of $700,835 and other non cash income of $66,667 offset by non cash depreciation expense of $70,014 and an increase in the components of working capital primarily due to an increase in accounts payable and accruals of $305,812.

For the six months ended June 30, 2009 and June 30, 2008, net cash used in by investing activities was $-0- and $50,102 respectively.

Net cash used in financing activities was $24,976 for the six months ended June 30, 2009, is comprised of payments on debt of $24,976.

Net cash provided by financing activities of $446,273 for the six months ended June 30, 2008 includes proceeds from common stock issued of $400,552 and proceeds from the issuance of notes and loans of $65,502 and offset by payment on indebtedness of $19,781.

We received interim support in the form of a payment of an expense, of $2,050, as a capital contribution from Vista International, Inc., majority shareholder, during the first six months of 2009 in exchange for common stock to be issued. The company expects to negotiate a compensation agreement on a project by project basis to include an equity interest in the projects that result from Vista International, Inc.’s efforts.

We are discussing financing options with investors and lenders that we expect will provide additional capital either as debt or as an equity contribution to us during the remainder of 2009 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and commercializing and deploying our Thermal Gasifiers™.

We expect that our current cash on hand and revenues will not be sufficient to sustain our current operations. The company believes it will need to secure several million dollars of investment capital within the next few months to continue development of the next generation Thermal Gasifier™ and fund ongoing operations.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of June 30, 2009, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified no material weaknesses in internal control over financial reporting as of June 30, 2009.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

PARTII: OTHER INFORMATION

Item 1. Legal Proceedings.

A former officer of the company was terminated in September 2003. On February 10, 2004 a termination agreement was executed between the company and the former employee, which granted the employee 285,000 shares of common stock, at $0.001 par value, of which was to be delivered upon the tenth day following the date the company effectuates a stock split. Additionally, the company would provide cash payment of $15,000. This compensation was for services during the time of employment. $15,000 was paid to the former employee. The company recorded an obligation to issue shares of stock, however has not issued this stock as a stock split has not occurred and is not contemplated. The employee has brought suit against the company alleging the company reneged on its obligation to issue the shares or provide compensation at an equivalent cash at a rate of $1.00 per share. The suit was filed in the District Court, County of Arapahoe, State of Colorado, as applied to case # 2008 CV 881. On May 20, 2009 the courts granted a Default Judgment in favor of the Plaintiff for the shares or equivalent value plus interest and court costs. The company has since filed a Motion for Appeal and is awaiting a reply to this motion.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Barry J. Kemble
Barry J. Kemble
Chief Executive Officer
Vista International Technologies, Inc.