Form 10-Q
period 2009-09-30
Vista International Technologies Inc
filed 2009-11-23
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2009; or

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
Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer | | (Do not check if a smaller reporting company) Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒ .

As of November 20, 2009, Vista International Technologies, Inc. had outstanding 105,125,264 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

	Consolidated Balance Sheets – September 30, 2009 (unaudited) and December 31, 2008	F-1

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2009 and 2008 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 (unaudited)	F-3

Notes to Unaudited Interim Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits Supplemental Info

Signatures

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS

Current assets
Cash	$59,076	$13,698

Accounts receivable	67,205	4,643
Prepaid expenses	1,687	21,531

Total current assets	127,968	39,872
Restricted cash	23,422	23,422
Deposits	21,167	21,167
Property and equipment, net	373,406	510,865
Intangibles, net	31,985	35,195

Total assets	$577,948	$630,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,491,487	$1,577,932
Payable to related parties	158,400	66,900
Accrued compensation and payroll liabilities	551,216	426,823
Accrued interest	142,877	99,411
Notes payable - stockholder	549,983	500,000
Notes payable and capital leases	179,730	194,660

Total current liabilities	3,073,693	2,865,726

Commitments and contingencies	--	--

Stockholders’ deficit
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.001 par value; 200,000,000 shares authorized;
104,332,748 and 103,002,366 shares issued outstanding at September 30, 2009 and December 31, 2008, respectively	104,332	103,002
Additional paid-in capital	62,080,507	61,994,691
Common stock to be issued	0	1,048
Accumulated deficit	(64,680,584)	(64,333,946)
Total stockholders’ deficit	(2,495,745)	(2,235,205)

Total liabilities and stockholders' deficit	$577,948	$630,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30, 2008	September 30,	September 30, 2008
	2009 Unaudited	Unaudited	2009 Unaudited	Unaudited

Reven RRevenues	$278,314	$5,574	$503,465	$12,211

Cost Cost of revenue	(172,200)	90,359	345,143	284,860

Environ Environmental Remediation	(191,063)	-	(191,063)	-
Envir
Gross p Gross profit (loss)	297,177	(84,785)	349,385	(272,649)

Operati Operating expenses:
Sellin Selling, general and administrative expenses	211,841	211,767	647,752	775,062

Tot Total operating expenses	211,841	211,767	647,752	775,062

Loss fr L Loss from operations	85,336	(296,552)	(298,367)	(1,047,711)

Other I Other income (expense):

Gain on sale of fixed assets		1,000		1,000
Intere Interest expense	(24,004)	(12,543)	(48,271)	(37,918)

Net los Net Income (loss)	$61,332	$(308,095)	$(346,638)	$(1,088,852)

Net los Net loss per share, basic and diluted	$ *	$ *	$ *	$ *

Weight Weighted average common shares outstanding	103,163,202	96,482,963	103,163,202	93,796,840
* less than $0.01 per share
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows
For the nine months ended
September 30,2009 and 2008
(unaudited)
	2009	2008
Cash flows from operating activities:
Net (loss)	$(346,638)	$(1,088,852)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	129,265	112,873
Bad debt expense 1,748 Environmental Remediation	191,063
Impairment loss		75,000
Consulting Fees	35,153	--
Changes in assets and liabilities:
(Increase) decrease in assets:	63,102
Accounts receivable	(64,310)	335
Prepaid expenses	19,844	14,058
Other assets	--	(372)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(190,120)	345,186
Related party payables	43,466	--
Net cash provided by (used in) operating activities	(117,427)	(540,772)

Cash flows from investing activities:
Equipment and intangible asset purchases	--	(64,907)
Net cash used in investing activities	--	(64,907)

Cash flows from financing activities:
Payments on debt	(55,578)	(47,589)
Proceeds from issuance of notes and loans	158, 383	65,502
Proceeds from common stock to be issued	0	592,441
Net cash provided by (used in) financing activities	162,805	610,354

Increase (decrease) in cash and cash equivalents	45,378	4,675

Cash and cash equivalents at beginning of period	13,698	9,017

Cash and cash equivalents at end of period	$59,076	$13,692

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$2,056	$1,528

Taxes	$--	$5,000

Non cash financing activities:

Common stock issued for services	$24,255	$75,000

 Purchase of fixed asset financed by capital lease               $              23,748

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2009 and 2008
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the Company’s wholly owned subsidiaries, have been prepared by the Company in accordance with generally accepted accounting principles. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in the Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

Vista International Technologies, Inc. (the “Company”, “we”, “our”) is in the business of developing, commercializing and operating renewable energy and waste-to-energy (WTE) technologies and projects. The Company’s mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels. We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.

The Company is focusing its business on two areas, which are presently conducted in two separate facilities:

●	• tire processing and storage operations in Hutchins, Texas, and
●
• renewable energy and waste-to-energy (WTE) utilizing the Company’s Thermal Gasifier™ technology and corporate/administrative offices in Denver, Colorado

Nathaniel Energy Oklahoma Holdings Corporation, a majority owned subsidiary of Vista International Technologies, Inc. was dissolved effective July 23, 2009. The assets of Nathaniel Energy Oklahoma Holdings Corporation were sold in April of 2006 and the subsidiary has been inactive since the sale of its assets.

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $346,638 for the nine months ended September 30, 2009. At September 30, 2009 the Company had a working capital deficit of $2,945,725, and an accumulated deficit of $64,689,584.
.
Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.  There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Management plans to focus the Company’s resources in four key areas:
•	Thermal Gasifier ™ engineering design
•	Improvements and additional equipment for the Hutchins, TX tire processing facility
•	Development of core business opportunities
•	Attracting strategic investment

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, so as to continue providing increasing revenues, and a positive cash flow for the Company. It is management’s belief that by improving all facets of Company operations, we will be better situated to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

Management believes that current revenue levels will not be sufficient meet our operational needs to execute our complete business plan. We are seeking additional funding for the activities described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding at the present time. Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

During the nine months ending September 30, 2009, the Company received $2,050 from Vista International, Inc., a shareholder, for 20,500 shares of  the Company’s common stock.

On August 3, 2009 the Company entered into an agreement with Ing. Gianfranco Licursi, an experienced engineer in the waste-to-energy industry, based in Northern Italy, for the purpose of advancing the Thermal Gasifier™ technology.  This engineer will serve as a consultant in conjunction with Mustang Consulting on the engineering design, and preparation of an MFG-8, Thermal Gasifier™ for fabrication. Once the fabrication of this gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes. The agreement has a term of six months, with an option for renewal based on the mutual agreement of the parties..  This consultant along with Mustang Consulting is working with Extra Group, S.r.l., (“Extra”)a well established engineering design and fabrication company in Italy for the completion of this demonstration gasifier unit.  As part of the agreement, Extra is fabricating the demonstration gasifier unit at their own expense. Extra, S.r.l. will fabricate and co-market the smaller version of the Thermal Gasifier™ to take advantage of well established markets within Italy.  For each gasifier placed into service, the company will receive a license fee, once it reaches its Commercial Operations Date.

On August 11, 2009, the Company entered into a Line of Credit Agreement (th “Line”) with Mr. Richard Strain, a significant shareholder.. The purpose of the Line, which is up to $375,000 was to allow the Company to consolidate some of its outstanding debt. The Line bears an interest of 9% and  repayment commenced from monthly operating cash flows on October 1, 2009.  The Company may prepay the funds at any time without penalty. Full repayment of the Line is required by December 31, 2011. The loan is secured by a first priority security interest in our assets.  As of September 30, 2009, the Company has drawn $50,000 against the Line.  An additional $50,00 was drawn subsequent to September 30, 2009.

On August 12, 2009 the Company engaged the services of Foster Graham Milstein Calisher LLP for the purpose of assisting the Company in settling Company liabilities and performing certain legal services for the Company on a going forward basis. Significant progress has been made in the settlement of Judgments and other liabilities through the end of September 2009 and still continues.  Subsequent to September 30, 2009 indebtedness of approximately $174,000 were settled for approximately $90,000.

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

Research and Development

Research and development expenditures, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the nine months ended September 30, 2009 and 2008, we had no research and development expense.

Property, Plant and Equipment and Related Depreciation

Property, and equipment purchased or constructed is recorded at cost. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Gain or loss is recorded in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired. Depreciation is provided for using straight-line and accelerated methods. Estimated useful lives of the assets used in the computation of depreciation are as follows:

Machinery and equipment	2-5 years
Buildings and improvements	2-15 years
Vehicles	5 years

Depreciation expense was $129,265and $109,663 for the nine months ended September 30, 2009 and 2008, respectively.

Long-Lived Assets

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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel or unprocessed whole tires. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of TDF sold. Sales returns are reprocessed and added back to the existing production of tire derived fuel. Sales returns estimates are recorded based on the Company’s historical experience. During 2009, the Company has not been producing any tire derived fuel due to an economic downturn that has caused the major tire derived fuel customers to cut back on their alternative fuel usage.  The Company has been working with the City of Dallas landfill to provide partially shredded tires as a leachate material and for landfill cover.   The landfill allows the Company to dispose of the partially shredded tires at a zero disposal cost.  The only cost associated with this program is the cost of hauling the material, which is within ten miles of the tire processing facility. This arrangement with the landfill allows the Company to increase its throughput due to only partially shredding the waste tires, which enables the facility to accept more incoming waste tires thereby increasing the tipping fee revenue.  During the nine months ended September 30, 2009 and 2008, the Company recognized revenue from disposal fees and sales of tire shreds or whole tires of $ 503,465 and $12,211. respectively. The Company recognized no revenue from the production or sale of tire derived fuel during the nine months ended September 30, 2009 and 2008.

We recognize revenue from the sale of our Thermal Gasifiers™ upon completion, delivery and customer acceptance, using the completed contract method of accounting. We recognize revenue for consulting services during the period those services are provided. There were no revenues from the sale of our Thermal Gasifiers™ or consulting services during the nine months ended September 30, 2009 and 2008.

Accounts Receivable/Concentration of Credit Risk

The Company utilizes the allowance method for accounts receivable valuation, providing for allowances for estimated uncollectible accounts receivable. As of September 30, 2009, the Company had no allowance for doubtful accounts. The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to certain customers ranging from 20 to 30 days.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, and cash held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Reclassifications

We have reclassified the statement of operations for the nine months ended September 30, 2008 to correct for immaterial misstatements in the nine month period for interest and depreciation expense of $3,223 and $9,032 respectively and other income of $66,667.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the Company.

2. Notes Payable

At September 30, 2009, the Company had the following promissory notes outstanding:

2009

3.68% installment note, secured by equipment	$62,105

9.09% capital lease, secured by software	10,017

15% promissory notes payable to individuals, due on demand	17,000

8.00% capital lease, secured by Skidsteer	20,538

Remediation	70,000
Total debt:	$179,730

3. Related Party Transactions

At September 30, 2009, Note Payable to stockholder consists of notes payable of $500,000 due to Mr. Richard Strain, together with approximately $50,000 due to Mr. Strain under the Line (Note 1).

The notes of $500,000 bear interest at the annual rate of 9%, with interest payable quarterly and were due on various dates through November 2007. The notes are secured by a first priority security interest in Company assets.  The notes are in default and a default notice has been received. Mr. Strain has agreed to defer collection on the notes until January 1, 2010. In addition, in 2007 an asset was sold without payment on these notes to Mr. Strain. The interest expense on the Notes for the nine month periods to September 30, 2009 and September 30, 2008 was $34,906 and $34,551, respectively.

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the 4th quarter of 2008. As of September 30, 2009 that total was $158,400 and accrued interest at September 30, 2009 was $7,424. The loans bear interest at 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made.

4. Stockholders’ Equity

Common Stock

Nine months ended September 30, 2009

During the nine months ended September 30, 2009, the Company issued 349,613 shares of restricted common stock to a consultant pursuant to a consulting agreement dated June, 11, 2009. The company owes the consultant an additional 218,860 shares of restricted common stock for services rendered in the period ending September 30, 2009.

During the nine months ended September 30, 2009, the Company issued 980,769 shares of common stock to an individual for $60,000 in cash.

5. Income Tax

Deferred income taxes result from the temporary differences arising from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of net operating loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

On March 20, 2008, the Company received notification from the Internal Revenue Service of the filing of a federal tax lien in the approximate amount of $120,000 related to late payment of federal income tax, penalty and interest on the September 30, 2005 corporate income tax return of Nathaniel Energy Oklahoma Holdings Corporation. Nathaniel Energy Oklahoma Holdings Corporation was required to file a short period federal income tax return for 2005 as the Company acquired a majority interest in Nathaniel Energy Oklahoma Holdings Corporation on that date from Mr. Richard Strain, the Company’s majority shareholder and debt holder at that time. Nathaniel Energy Oklahoma Holdings Corporation filed a consolidated return for the remainder of the 2005 tax year with Nathaniel Energy Corporation.  The short period return gave rise to a federal income tax liability of approximately $200,000. The company made installments against this tax liability of $120,000 during the fiscal years 2006 through September 30, 2008. The company received notification from the IRS on June 1, 2009 that the outstanding balance is $162,569, which is included in accrued liabilities at September 30, 2009.

Included in fixed assets and capital lease obligations at September 30, 2009 is equipment leased by Mr. Ruddy on the Company behalf.

6. Commitments and Contingencies

Commitments

The Company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The company is required to issue to the employee 285,000 shares of common stock, $.001 par value of the Company upon the Company effectuating a stock split. To date the stock split has not taken place.

Litigation and Claims

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items.

Environmental Liability

The Company has approximately 6,350 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the Hutchins tire processing facility at the end of September 30, 2009. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite and therefore not good for use as tire derived fuel. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires and processing them for landfill use instead. Presently we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the Company expects to remove the majority of the material over the next 9 months.

Management considers the piles a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). In management’s opinion at September 30, 2009, the total upper range estimate for the cost of disposal is approximately $160,000 which includes labor, equipment, transportation. We have made an arrangement with the City of Dallas landfill to dispose of the material at a zero disposal cost, as they can use the material for leachate and landfill cover. This assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit (reserved cash of $23,422) in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. There is no assurance that such a bond will be issued. We have accrued $160,000 for the cost of disposing of this material. Management has continued to remove material from the site during the nine months ended September 30, 2009.

7. Subsequent Events

Subsequent events have been evaluated through November 23, 2009 which are within the date that the financial statements were issued.

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

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Vista International Technologies, Inc.’s business and the key factors underlying its financial results. It explains trends in the company’s financial condition and results of operations for the period ended September 30, 2009 compared with the operating results for the period ended September 30, 2008.

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology - building, owning and operating waste-to-energy plants either on our own or with joint venture partners, and licensing our technology to appropriate business partners in key markets.  Our tire fuel processing operation generated 100% of revenue from continuing operations, or $503,465and $12,211 during the nine months ended September 30, 2009 and 2008, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2009 or 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders.

We are developing our internal resources, business alliances and advancing our business development activities to secure energy infrastructure and waste-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. A number of these opportunities have been discovered and management is endeavoring to secure the rights to these projects or formulate strategic alliances with project development partners.  We plan to diversify the technology to several vertical markets that include; the organic fractions from Municipal Solid Waste (MSW) and Municipal Sewer Sludge (MSS), in addition to Animal Waste and Agricultural Waste (or Biomass).

 Additionally, we will seek project funding in some cases with joint venture partners that will be based on the size, configuration and business structure of the project.

We anticipate that the timeframe from identification of a project to completion will be 18 to 24 months, provided we obtain the requisite project financing and appropriate environmental permits.

Subject to being able to obtain funding, we plan to invest necessary capital  to improve operations at our tire fuel processing facility in Hutchins, Texas during 2009 and into 2010. The tire fuel processing facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.

During August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of September 30, 2009 due to the current economic climate and the low demand for tire derived fuel. During 2009, the Company has not been producing any tire derived fuel due to an economic downturn that has caused the major tire derived fuel customers to cut back on their alternative fuel usage.  Instead of purchasing new equipment to produce tire derived fuel, the company has been working with the City of Dallas landfill to provide partially shredded tires as a leachate material and for landfill cover.   The landfill allows the company to dispose of the partially shredded tires at a zero disposal cost.  The only cost associated with this program is the cost of hauling the material, which is within ten miles of the tire processing facility. This arrangement with the landfill allows the company to increase its throughput due to only partially shredding the waste tires, which enables the facility to accept more incoming waste tires thereby increasing the tipping fee revenue significantly.

Our tire processing  operation in Texas is subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the Texas Commission on Environmental Quality which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. A permit renewal application was submitted after obtaining local Fire Marshall’s approval and as of November 13, 2009 was in process for approval allowing for continued operation. The company has through December 31, 2009 to comply with the required assurance to receive the permit renewal for another five (5) year period. It is expected that the new permit will be issued in the near future. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our permit status is in a “pending” state. And while we continue to operate the facility our storage allotments have been limited.

We continue to maintain our tire processing facility to meet the requirements of the Texas Commission of Environmental Quality’s regulations, however, should we be unable to continue to fund our assurance to maintain compliance, we could lose our permit to operate the facility.

We improved operations and removed stockpile tire shreds, whole tires and waste material during the first nine months of 2009 that previous management had allowed to accumulate at the tire processing  facility.

We commenced receiving and partially processing waste tires in August 2008, and have seen volumes of waste tires that we accept increase monthly up to approximately 2000 tons per month. Management recognizes that these volumes are subject to seasonal fluctuations, and will seek to maintain established minimum volumes, so as to guarantee steady revenue streams going forward.

Results of Operations for the Three Months Ended September 20, 2009 and 2008

Revenue

For the three months ended September 30, 2009, revenue was $278,315 compared to $5,574 during the three months ended September 30, 2008, an increase of $272,741 or approximately 4893.1%. Revenue increased during the three months ended September 30, 2009 compared to the comparative three month period in 2008, as we had ceased accepting waste tires at the tire processing facility in Hutchins, Texas during the first 6 months of 2008. During that period, we continued to reduce tire shreds and other tire related material on site which we either sold as landscape material or we paid transporters to have removed and disposed. We re-submitted our permit application to the TCEQ on August 1, 2008 and commenced operations on a limited basis in August 2008.

Cost of revenue

Cost of revenue was $-23,235 for the three months ended September 30, 2009, compared to $90,359 during the three months ended September 30, 2008, an decrease of $-113,594 or –125.7%. The decrease was due to a decrease in operations and related operating expenses at the facility during the three months ended September 30, 2009. The decrease in cost of revenue is primarily due to a decrease in environmental expense of approximately $83,883, decrease in equipment rental of approximately $7, 011,and a decrease in labor related cost of approximately $12,137,an increase of property taxes $6,556 , an increase in equipment repair and maintenance of approximately $1,198, a decrease in business insurance of approximately $14,642, and a decrease in utilities of approximately $3,675.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $251,482 for the three months ended September 30, 2009, compared to $211,767 for the three months ended September 30, 2008, a decrease of $39,715 or approximately –18.8%. The decrease is due primarily to a reduction of approximately $14,093 in health insurance cost, a decrease in approximately $4,805 in legal expense, a decrease in penalties and fines of approximately $17,850 and a decrease in office rent of $11,767.

Interest expense

Interest expense, net of interest income, was $23,230, during the three months ended September 30, 2009, compared to $12,543 during the three months ended September 30, 2008, a decrease of $10,687 or 46%.

Net loss

For the reasons stated above, net loss for the three months ended September 30, 2009 was $43,164 a decrease of $264,931 or 85.99% compared with the net loss of $308,095 for the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008.

Revenue

For the nine months ended September 30, 2009, revenue from continuing operations was $503,465 compared to $12,211 during the nine months ended September 30, 2008, an increase of $491,254 or approximately 4023.%. This increase was due to the restart of operations at the Hutchins, TX tire processing facility in the fall of 2008. The facility had been shutdown for the first seven months of 2008.

Cost of revenue

Cost of revenue was $154,079 for the nine months ended September 30, 2009, compared to $275,828 during the nine months ended September 30, 2008, a decrease of $121,749 or –44.1%. The decrease was primarily due to reduction environment expense of $172,755, an increase in salary and employee benefit expense including contract labor expense of approximately $24,741, a decrease in utilities expenses of $12,846 and a decrease in business insurance expense of $30,656 offset by an  increase in property taxes, repair and maintenance, operating supplies and equipment rental of approximately $44,199 and an increase in depreciation expense of approximately $25,568..

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $655,702 for the nine months ended September 30, 2009, compared to $775,062 for the nine months ended September 30, 2008, a decrease of $119,360 or approximately 15.4%. This decrease was due primarily to the reduction in personnel and employee related benefits of approximately $30,635, a reduction in outside services of approximately $20,000, a decrease in office rent and office expenses of  $23,500, a decrease in business insurance of $13,000, a decrease in license and permits of $12,225, and a decrease in professional services  of approximately $20,000.

Interest expense

Interest expense, net of interest income, was $48,105 during the nine months ended September 30, 2009, compared to interest expense of $37,918 during the nine months ended September 30, 2008, a increase of $10,167or 26.8%.

Other income

Other income for the nine months ended September 30, 2009 and 2008 was $70,000 and $-0-, respectively.

Net Income (Loss)

For the reasons stated above, net loss for the nine months ended September 30, 2009 was ($284,420),  compared with the net loss of ($1,008,930)  for the nine months ended September 30, 2008, a decrease of $724,510 or 71.8%.

Liquidity and Capital Resources

As of September 30, 2009, we have a negative working capital of $2,190,567 and a cash balance of $82,498. The company’s negative working capital balance is due primarily to the curtailment of its full operation and consequential reduction in cash flows at our tire fuel processing facility in Hutchins, Texas, inclusion of a liability of $158,9371- for cleanup costs at the Hutchins facility, and the current liability classification of our notes payable due to default.

For the nine months ended September 30, 2009, net cash provided by operating activities of $40,958 consists primarily of the net loss of $284,420 and an increase in accounts receivable of $62,561 and other income of $70,000 offset by non cash depreciation expense of $129,265, consulting fees of $36,105 for stock, a decrease in prepaid expenses of $19,844, an increase in accounts payable of $79,190 and an increase in related party payables of $158,383.

For the nine months ended September 30, 2008, net cash used in operating activities of $540,772 consists primarily of the net loss of ($1,008,930) and other non cash income of $66,667 offset by non cash depreciation expense of $103,841 and an increase in the components of working capital primarily due to an increase in accounts payable and accruals of $305,812.

For the nine months ended September 30, 2009 and September 30, 2008, net cash used in investing activities was $-0- and $64,907 respectively.

Net cash used in financing activities was $4,420 for the nine months ended September 30, 2009, is comprised of payments on debt of $55,580 and $60,000 proceeds from issuance of common stock .

Net cash provided by financing activities of $610,354 for the nine months ended September 30, 2008 includes proceeds from common stock issued of $592,441 and proceeds from the issuance of notes and loans of $65,502 and offset by payments on indebtedness of $47,589.

We received funding of $2,050 during first quarter 2009, as a capital contribution from Vista International, Inc ,the majority shareholder at that time in exchange for 20,500 shares of common stock during the first nine months of 2009. The $2,050 was paid to a creditor of the Company directly by Vista International, Inc.We are exploring financing options with investors and lenders that we expect will provide additional capital either as debt or as an equity contribution to us during the remainder of 2009 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and advancing our Thermal Gasifier™ technology.  However, we have not reached any terms for financing and we cannot assume that we will be able to secure financing at all, and if we are able to do so, we cannot predict what the terms of financing will be.

We expect that our current revenue levels would be sufficient to sustain our present level of operations for the foreseeable future. However, there are current expenses relating to the settlement of certain past liabilities that may necessitate additional funding. Furthermore, the company believes it will need to secure additional investment capital within the next few months to continue development of the next generation Thermal Gasifier ™ and provide adequate funds to execute the current business plan.

The independent auditors report on our December 31, 2008 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4T. Controls and Procedures

The Company under the supervision and with the participation of the Company 's management, including Tom P. Pfisterer, the Company 's Interim Chief Executive Officer  (the principal executive officer and principal accounting officer), performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report as of September 30, 2009.  Based on that evaluation, the  Interim Chief Executive Officer and  principal accounting  officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company 's  disclosure controls and procedures were not effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms or to  ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

Management’s report on internal control over financial reporting

Based on an evaluation as of December 31, 2009, management concluded that our internal control over financial reporting was not effective due to a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following:

•
The Company lacks sufficient accounting controls and procedures to ensure proper timing and recording of non cash transactions and that expenditures are properly allocated between the Company and its majority shareholder.

•	We lack the ability to segregate duties as it relates to recording and reconciling our accounts, however, management oversight of the approval of transactions mitigates this issue.

There was no change in our internal control  over  financial reporting  during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PARTII: OTHER INFORMATION

Item 1. Legal Proceedings.

.None other than those disclosed in previous reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company issued 349,613 shares of common stock to Mustang Consulting, LLC in accordance with the consulting agreement dated June 11, 2009. These shares were issued to the consultant  on  September 22, 2009..  The company owes the consultant an additional 218,860 shares of restricted common stock for services rendered in the period ending September 30, 2009.

During the nine months ended September 30, 2009, the Company received two payments from a private individual for payment of expenses for our operations.  One payment was for $15,000 and a second payment of $45,000 for the period ending September 30, 2009.  On September 4, 2009 the company issued this individual 230,769 shares of common stock for the $15,000 of paid in capital.  On September 22, 2009 the Company issued this individual 750,000 shares of common stock for the $45,000 of paid in capital.  These shares are classified as common stock that was issued on our September 30, 2009 consolidated balance sheet

The foregoing issuances were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The company did not pay any commissions in connection with these issuances.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

3(i).1	Certificate of Incorporation**
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999**
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002**
3(i).4 3 (i)	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005** Certificate of Amendment to Certificate of Incorporation filed on November 13, 2007**
3(ii).1	Amended and Restated By-Laws***
10.2	Stock Purchase Agreement dated September 29, 2005 between Nathaniel Energy Oklahoma Holdings, Corporation (“NEHOC”) and Richard Strain**
10.3	Purchase and Sale Agreement dated September 30, 2005 between Nathaniel Energy Corporation, NEOHC, MCNIC Rodeo Gathering, Inc. and Midstream Energy Services**
10.4 1 10.3 10.5
Nathaniel Energy Corporation 2005 Equity Participation Plan**
Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Ing. Gianfranco Licurzi
Loan Agreement dated August 3, 2009 between Timothy D. Ruddy and Vista International, Inc.
Line of Credit Agreement dated August 11, 2009 between Vista International Technologies, Inc. and Richard Strain

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

** Denotes document filed as an exhibit to our current report on form 8-K for an event dated November 13, 2007 and incorporated herein by reference.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)

Date: November 23, 2009	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer Interim Chief Executive Officer and Principal Accounting Officer Vista International Technologies, Inc.