Form 10-Q/A
period 2009-09-30
Vista International Technologies Inc
filed 2009-12-02
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A
AMENDMENT NO. 1

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2009; or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
________ to ________

COMMISSION FILE NUMBER: 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Inverness Circle East, Suite N-103, Englewood, Colorado 80112
(Address of principal executive offices, including zip code)

(303) 690-8300
(Registrant's telephone number, including area code)

4704 Harlan Street, Suite 685, Denver, Colorado 80212
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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No  [X]

As of November 20, 2009, Vista International Technologies, Inc. had outstanding 105,125,264 shares of common stock, par value $0.001 per share.

EXPLANATORY NOTE

This Amendment to the Company’s Quarterly Report on Form 10-Q is filed to correct certain errors in the financial statement footnotes and management’s discussion and analysis of financial condition and results of operations contained in the Form 10-Q filed on November 23, 2009.  The Company’s independent registered public accounting firm had not approved the release of their report in connection with the filed Form 10-Q.   Management has examined the corrections, which were inadvertently omitted from the previously filed report. The corrections do not affect the reported results of the Company’s operations and the Company does not believe that they are material to the condensed consolidated financial statements.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL IN FORMATION

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS

Current assets
Cash	$59,076	$13,698
Accounts receivable	67,205	4,643
Prepaid expenses	1,687	21,531

Total current assets	127,968	39,872
Restricted cash	23,422	23,422
Deposits	21,167	21,167
Property and equipment, net	373,406	510,865
Intangibles, net	31,985	35,195

Total assets	$577,948	$630,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,491,487	$1,577,932
Payable to related parties	158,400	66,900
Accrued compensation and payroll liabilities	551,216	426,823
Accrued interest	142,877	99,411
Notes payable – stockholder	549,983	500,000
Notes payable and capital leases	179,730	194,660

Total current liabilities	3,073,693	2,865,726

Commitments and contingencies	--	--

Stockholders’ deficit
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.001 par value; 200,000,000 shares authorized;
105,125,264 and 103,002,366 shares issued outstanding at September 30, 2009 and December 31, 2008, respectively	105,125	103,002
Additional paid-in capital	62,079,714	61,994,691
Common stock to be issued	--	1,048
Accumulated deficit	(64,680,584)	(64,333,946)
Total stockholders’ deficit	(2,495,745)	(2,235,205)

Total liabilities and stockholders' deficit	$577,948	$630,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30, 2008	September 30,	September 30, 2008
	2009 Unaudited	Unaudited	2009 Unaudited	Unaudited

Reven R Revenues	$278,314	$5,574	$503,465	$12,211

Cost Cost of revenue	172,200	90,359	345,143	284,860

Environ Environmental remediation	(191,063)	-	(191,063)	-
Envir
Gross p Gross profit (loss)	297,177	(84,785)	349,385	(272,649)

Operati Operating expenses:
Sellin Selling, general and administrative expenses	211,841	211,767	647,752	775,062
Tot Total operating expenses	211,841	211,767	647,752	775,062

Loss fr L Income (loss) from operations	85,336	(296,552)	(298,367)	(1,047,711)

Other I Other income (expense):

Gain on sale of fixed assets	-	1,000	-	1,000
Intere Interest expense	(24,004)	(12,543)	(48,271)	(41,141)

Net los Net income (loss)	$61,332	$(308,095)	$(346,638)	$(1,087,852)

Net los Net loss per share, basic and diluted	$ *	$ *	$ *	$ *

Weight Weighted average common shares outstanding	103,237,222	96,482,963	103,080,651	93,796,84 0
•	less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows
For the nine months ended
September 30,2009 and 2008
(unaudited)
	2009	2008
Cash flows from operating activities:
Net (loss)	$(346,638)	$(1,087,852)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	129,265	112,873
Bad debt expense	1,748
Environmental remediation	191,063
Impairment loss	35,153	75,000
Stock based compensation	63,102	--
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(64,310)	335
Prepaid expenses	19,844	14,058
Other assets	--	(372)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(190,120)	345,186
Related party payables	43,466	--
Net cash provided by (used in) operating activities	(117,427)	(540,772)

Cash flows from investing activities:
Equipment and intangible asset purchases	--	(64,907)
Net cash used in investing activities	--	(64,907)

Cash flows from financing activities:
Proceeds from issuance of common stock	60,000	--
Payments on debt	(55,578)	(47,589)
Proceeds from issuance of notes and loans, related parties	158,383	65,502
Proceeds from common stock to be issued	-	592,441
Net cash provided by (used in) financing activities	162,805	610,354

Increase (decrease) in cash and cash equivalents	45,378	4,675

Cash at beginning of period	13,698	9,017

Cash at end of period	$59,076	$13,692

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$2,056	$1,528

Taxes	$--	$5,000

Non cash financing activities:
Common stock issued for services	$24,255	$75,000

Purchase of fixed asset financed by capital lease	$23,748	$--

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

The Company is focusing its business on two areas, which are presently conducted in two separate facilities:

•	Tire processing and storage operations in Hutchins, Texas; and
•	Renewable energy and waste-to-energy (WTE) utilizing the Company’s Thermal Gasifier™ technology and corporate/administrative offices in Denver, Colorado

Nathaniel Energy Oklahoma Holdings Corporation, a majority owned subsidiary of Vista International Technologies, Inc. was dissolved effective July 23, 2009.  The assets of Nathaniel Energy Oklahoma Holdings Corporation were sold in April of 2006 and the subsidiary has been inactive since the sale of its assets.

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of $346,638 for the nine months ended September 30, 2009. At September 30, 2009 the Company had a working capital deficit of $2,945,725, and an accumulated deficit of $64,680,584.

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

Management believes that current revenue levels will not be sufficient to meet our operational needs or to execute our complete business plan. We are seeking additional funding for the activities described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding at the present time. Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

During the nine months ended September 30, 2009, the Company received $2,050 from Vista International, Inc., a shareholder, for 20,500 shares of the Company’s common stock.

On August 3, 2009 the Company entered into an agreement with Ing. Gianfranco Licursi, an engineer in the waste-to-energy industry based in Northern Italy, for the purpose of advancing the Thermal Gasifier™ technology.  This engineer will serve as a consultant, in conjunction with Mustang Consulting, on the engineering design and preparation of an MFG-8, Thermal Gasifier™ for fabrication. Once the fabrication of this gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes. The agreement has a term of six months, with an option for renewal based on the mutual agreement of the parties. This consultant, along with Mustang Consulting, is working with Extra Group, S.r.l., (“Extra”) an engineering design and fabrication company in Italy, for the completion of this demonstration gasifier unit.  As part of the agreement, Extra is fabricating the demonstration gasifier unit at their own expense. Extra will fabricate and co-market the smaller version of the Thermal Gasifier™ to take advantage of well established markets within Italy.  For each gasifier ultimately placed into service, the Company will receive a license fee.

On August 11, 2009, the Company entered into a Line of Credit Agreement (the “Line”) with Mr. Richard Strain, a significant shareholder. The purpose of the Line, which is for up to $375,000, was to allow the Company to consolidate some of its outstanding debt. The Line bears interest at 9%, and repayments of $8,000 per month commenced on October 1, 2009.  The Company may prepay the funds at any time without penalty. Full repayment of the Line is required by December 31, 2011. The Line is secured by a first priority security interest in our assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of September 30, 2009.  As of September 30, 2009, the Company has drawn approximately $50,000 against the Line.  An additional $50,000 was drawn subsequent to September 30, 2009.

On August 12, 2009 the Company engaged the services of a third party consultant to assist the Company with negotiating and settling Company liabilities, and to perform certain legal services for the Company on a going forward basis. Significant progress was made in the settlement of judgments and other liabilities through the end of September 2009. Subsequent to September 30, 2009 indebtedness of approximately $171,000 was settled for approximately $53,000.

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

Depreciation expense was $126,055 and $109,663 for the nine months ended September 30, 2009 and 2008, respectively.

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

Revenue Recognition

Our tire fuel processing facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of processed tire-derived-fuel or unprocessed whole tires. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the processed tire shred revenues are recognized when the TDF is delivered to the end user. Internal quality controls are in place to ensure that the tire-derived-fuel meets the standards required in contracts for the delivery to our customers. This quality control reduces the risk of significant returns and allowances of TDF sold. Sales returns are reprocessed and added back to the existing production of tire derived fuel. Sales returns estimates are recorded based on the Company’s historical experience. During 2009, the Company has not been producing any tire derived fuel due to an economic downturn that has caused the major tire derived fuel customers to cut back on their alternative fuel usage.  The Company has been working with the City of Dallas landfill to provide partially shredded tires as a leachate material and for landfill cover.   The landfill allows the Company to dispose of the partially shredded tires at a zero disposal cost.  The only cost associated with this program is the cost of hauling the material, which is within ten miles of the tire processing facility. This arrangement with the landfill allows the Company to increase its throughput due to only partially shredding the waste tires, which enables the facility to accept more incoming waste tires thereby increasing the tipping fee revenue.  During the nine months ended September 30, 2009 and 2008, the Company recognized revenue from disposal fees and sales of tire shreds or whole tires of $503,465 and $12,211, respectively. The Company recognized no revenue from the production or sale of tire derived fuel during the three and nine months ended September 30, 2009 and 2008.

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

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

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

2. Notes Payable

At September 30, 2009, the Company had the following promissory notes outstanding:

2009

3.68% installment note, secured by equipment	$62,105

9.09% capital lease, secured by software	10,087

15% promissory notes payable to individuals, due on demand	17,000

8.00% capital lease, secured by Skidsteer	20,538

Non-interest bearing unsecured promissory note	70,000
Total debt:	$179,730

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

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the fourth quarter of 2008. As of September 30, 2009 that total was $158,400 and accrued interest at September 30, 2009 was $7,424. The loans bear interest at 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made.

Included in fixed assets and capital lease obligations at September 30, 2009 is equipment leased by Mr. Ruddy on the Company’s behalf.

4. Stockholders’ Equity

Common Stock

Nine months ended September 30, 2009

During the nine months ended September 30, 2009, the Company issued 349,613 shares of restricted common stock valued at $24,255 to a consultant pursuant to a consulting agreement dated June, 11, 2009. The Company owes the consultant $9,800, payable in an additional 218,860 shares of restricted common stock, for services rendered in the period ending September 30, 2009.

During the nine months ended September 30, 2009, the Company issued 980,769 shares of common stock to an individual for $60,000 in cash.

During the nine months ended September 30, 2009, the Company issued 792,516 shares of common stock to Vista International, Inc. for $77,202 in cash received between October 1, 2008 and December 31, 2008 and $2,050 cash received from January 1, 2009 and March 31, 2009.

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

6. Commitments and Contingencies

Litigation and Claims

The Company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The Company is required to issue to the employee 285,000 shares of common stock, $.001 par value of the Company upon the Company effectuating a stock split. To date the stock split has not taken place.   The Company has been named in a suit by the former employee alleging that the Company reneged on its obligation to issue shares to the employee.  The Company intends to vigorously defend this suit, and believes that no such shares are issuable as their issuance is contingent upon a stock split.  Accordingly, no amounts have been accrued in relation to this matter as of September 30, 2009.

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

Management considers the piles a potential liability if the company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). In management’s opinion at September 30, 2009, the total upper range estimate for the cost of disposal is approximately $160,000 which includes labor, equipment and transportation. We have made an arrangement with the City of Dallas landfill to dispose of the material at a zero disposal cost, as they can use the material for leachate and landfill cover. This assumes complete closure of the facility. We have provided financial assurance in the form of a surety bond and a certificate of deposit (restricted cash of $23,422) in the approximate amount of $122,000 to the Texas Commission on Environmental Quality assuming ongoing operation of the facility. We have accrued $160,000 for the cost of disposing of this material. Management has continued to remove material from the site during the nine months ended September 30, 2009.

7. Subsequent Events

Subsequent events have been evaluated through December 2, 2009 which is the date that the financial statements were issued.

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

Company Overview

Our mission is to provide a lower cost, clean dependable energy alternative to fossil fuels worldwide. We plan to focus on two major business models in the commercialization of our Thermal Gasifier™ technology - building, owning and operating waste-to-energy plants either on our own or with joint venture partners, and licensing our technology to appropriate business partners in key markets.  Our tire fuel processing operation generated 100% of revenue from continuing operations, or $503,465 and $12,211 during the nine months ended September 30, 2009 and 2008, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2009 or 2008. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenue

For the three months ended September 30, 2009, revenue was $278,314 compared to $5,574 during the three months ended September 30, 2008, an increase of $272,740 or approximately 4,893.1%. Revenue increased during the three months ended September 30, 2009 compared to the comparative three month period in 2008, as we had ceased accepting waste tires at the tire processing facility in Hutchins, Texas during the first seven months of 2008. During that period, we continued to reduce tire shreds and other tire related material on site which we either sold as landscape material or we paid transporters to have removed and disposed. We re-submitted our permit application to the TCEQ on August 1, 2008 and commenced operations on a limited basis in August 2008.

Cost of revenue and environmental remediation

Cost of revenue, including environmental remediation, was a negative $18,863 for the three months ended September 30, 2009, compared to $90,359 during the three months ended September 30, 2008, a decrease of $109,222 or 120.9%. The decrease in cost of revenue is primarily due to a reduction in environmental remediation liability of approximately $191,000, offset by increase in equipment rental of approximately $3,800, an increase in depreciation of approximately $9,300, an increase in labor related cost of approximately $2,800, an increase of property taxes of $19,300, an increase in equipment repair and maintenance of approximately $10,500, an increase of outside services of approximately $27,200, a decrease in business insurance of $7,600 and a decrease in operating expenses and supplies of approximately $1,500.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $211,841 for the three months ended September 30, 2009, compared to $211,767 for the three months ended September 30, 2008, an increase of $74 or approximately .03%. This is due primarily to an increase of approximately $77,400 in consulting and accounting cost, an increase in legal of approximately $32,000, an increase to impairment charges of $35,200 offset by a reduction in business insurance of approximately $7,700 and a reduction in labor related costs of approximately $68,000, and a decrease in penalties and fines of $83,100.

Interest expense

Interest expense was $24,004 during the three months ended September 30, 2009, compared to $12,543 during the three months ended September 30, 2008, an increase of $11,461 or 91.4%.

Net loss

For the reasons stated above, net income for the three months ended September 30, 2009 was $61,332 compared with a net loss of $308,095 for the three months ended September 30, 2008, an increase of $369,427 or 119.9%.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008.

Revenue

For the nine months ended September 30, 2009, revenue from continuing operations was $503,465 compared to $12,211 during the nine months ended September 30, 2008, an increase of $491,254 or approximately 4,023%. This increase was due to the restart of operations at the Hutchins, TX tire processing facility in the fall of 2008. The facility had been shutdown for the first seven months of 2008.

Cost of revenue and environmental remediation

Cost of revenue, including environmental remediation, was $154,080 for the nine months ended September 30, 2009, compared to $284,860 during the nine months ended September 30, 2008, a decrease of $130,780 or 45.9%. The decrease was primarily due to a reduction in the environment liability of approximately $191,000, a decrease in utilities expenses of approximately $12,800, a decrease in business insurance expense of approximately $30,700, and a decrease in salary and employee benefit expense including contract labor expense of approximately $5,000 offset by an  increase in property taxes of approximately $19,300, increase in repair and maintenance of approximately $16,600, increase in operating supplies of approximately $18,600, increase in outside services of approximately $22,000 and an increase in depreciation expense of approximately $17,300.

Sales, general, and administrative expenses

Sales, general, and administrative expenses were $647,752 for the nine months ended September 30, 2009, compared to $775,062 for the nine months ended September 30, 2008, a decrease of $127,310 or approximately 16.4%. This decrease was due primarily to the reduction in personnel and employee related benefits of approximately $143,300, a reduction in outside services of approximately $20,100, a decrease in office rent and office expenses of approximately $20,000, a decrease in business insurance of approximately $5,300, and a decrease in penalties and fines of approximately $37,600 offset by an increase in license and permits of approximately $13,900, an increase in impairment expense of approximately $35,200, and an increase in professional services  of approximately $76,700.

Interest expense

Interest expense, was $48,271 during the nine months ended September 30, 2009, compared to interest expense of $41,141 during the nine months ended September 30, 2008, an increase of $7,130 or 17.3%.

Net Income (Loss)

For the reasons stated above, net loss for the nine months ended September 30, 2009 was $346,638, compared with the net loss of $1,087,852 for the nine months ended September 30, 2008, a decrease of $761,214 or 68.1%.

Liquidity and Capital Resources

As of September 30, 2009, we have a negative working capital of $2,945,725 and a cash balance of $59,076. The Company’s negative working capital balance is due primarily to the curtailment of its full operation and consequential reduction in cash flows at our tire fuel processing facility in Hutchins, Texas, inclusion of a liability of $158,987 for cleanup costs at the Hutchins facility, and the current liability classification of our notes payable due to default.

For the nine months ended September 30, 2009, net cash used in operating activities of $117,427 consists primarily of the net loss of $346,638 and an increase in accounts receivable of $64,310 offset by non cash depreciation and amortization expense of $129,265, consulting fees of $63,102 for stock, a decrease in prepaid expenses of $19,844, and a decrease in accounts payable and accrued liabilities of $190,120.

For the nine months ended September 30, 2008, net cash used in operating activities of $540,772 consists primarily of the net loss of $1,087,852 and offset by non cash depreciation expense of $112,873 and an increase in the components of working capital primarily due to an increase in accounts payable and accruals of $345,816.

For the nine months ended September 30, 2009 and September 30, 2008, net cash used in investing activities was $-0- and $64,907 respectively.

Net cash provided by financing activities was $162,805 for the nine months ended September 30, 2009, and is comprised of payments on debt of $55,578, $60,000 proceeds from issuance of common stock, and an increase from issuance of related party notes and loans of $158,383 and net cash provided by financing activities of $610,354 for the nine months ended September 30, 2008 includes proceeds from common stock issued of $592,441 and proceeds from the issuance of notes and loans of $65,502 and offset by payments on indebtedness of $47,589.

We received funding of $2,050 during first quarter 2009, as a capital contribution from Vista International, Inc., the majority shareholder at that time in exchange for 20,500 shares of common stock during the first nine months of 2009. The $2,050 was paid to a creditor of the Company directly by Vista International, Inc. We are exploring financing options with investors and lenders that we expect will provide additional capital either as debt or as an equity contribution to us during the remainder of 2009 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and advancing our Thermal Gasifier™ technology.  However, we have not reached any terms for financing and we cannot assure that we will be able to secure financing at all, and if we are able to do so, we cannot predict what the terms of financing will be.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company 's management, including Thomas P. Pfisterer, the Company 's Interim Chief Executive Officer  (the principal executive officer and principal accounting officer), performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report as of September 30, 2009.  Based on that evaluation, the  Interim Chief Executive Officer and  principal accounting  officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company 's  disclosure controls and procedures were not effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms or to  ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

Management’s report on internal control over financial reporting

Based on an evaluation as of December 31, 2008, management concluded that our internal control over financial reporting was not effective due to a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following:

•
The Company lacks sufficient accounting controls and procedures to ensure proper timing and recording of non cash transactions and that expenditures are properly allocated between the Company and its majority shareholder.

•	We lack the ability to segregate duties as it relates to recording and reconciling our accounts, however, management oversight of the approval of transactions helps mitigate this issue.

There was no change in our internal control  over  financial reporting  during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None other than those disclosed in previous reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company issued 349,613 shares of common stock to Mustang Consulting, LLC in accordance with the consulting agreement dated June 11, 2009.  The company owes the consultant an additional 218,860 shares of restricted common stock for services rendered in the period ending September 30, 2009.

During the nine months ended September 30, 2009, the Company received two payments from a private individual. One payment was for $15,000 and a second payment of $45,000 for the period ending September 30, 2009.  On September 4, 2009 the company issued this individual 230,769 shares of common stock for the $15,000 and on September 22, 2009 the Company issued this individual 750,000 shares of common stock for the $45,000.

The foregoing issuances were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The company did not pay any commissions in connection with these issuances.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

3(i).1	Certificate of Incorporation*
3(i).2	Articles of Amendment to Articles of Incorporation, as amended on August 6, 1999*
3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*
3(i).4 3 (i) 5	Certificate of Amendment to Certificate of Incorporation filed on October 12, 2005* Certificate of Amendment to Certificate of Incorporation filed on November 13, 2007**
3(ii).1	Amended and Restated By-Laws***
10.1	Nathaniel Energy Corporation 2005 Equity Participation Plan**
10.2	Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Ing. Gianfranco Licurzi****
10.3	Loan Agreement dated August 3, 2009 between Timothy D. Ruddy and Vista International, Inc.****
10.4	Promissory Note dated August 11, 2009 between Vista International Technologies, Inc. and Richard Strain****
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

****Denotes document filed as an exhibit to our Quarterly Report on form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: December 2, 2009	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Interim Chief Executive Officer (and principal accounting officer)