Form 10-K
period 2009-12-31
Vista International Technologies Inc
filed 2010-04-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

88 Inverness Circle East, Suite N-103 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(303) 690-8300
Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

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

The registrant had 106,841,764 shares of common stock outstanding as of March 30, 2010. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock June 30, 2009 was $2,466,009.

DOCUMENTS INCORPORATED BY REFERENCE: None

VISTA INTERNATIONAL TECHNOLOGIES, INC.

____________________________
1 The Company is a small business issuer and is not required to provide the information required by this Item.

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
●
Changes in government regulations which are applicable to our business including rules related to use of tire derived fuel under the Clean Air Act as well as the Energy Independence and Security Act of 2007.

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

Part I
Item 1. Business.

General

We are committed to being a leader in the waste-to-energy (WTE) and renewable energy industries. At a time when world-wide demand for electricity stretches both generation and transmission capacity, and energy security threatens economic growth, we seek to provide clean, sustainable and profitable solutions to alleviate these problems. Our goal is to divert readily available waste materials from landfills or land applications and use our technology to efficiently generate clean renewable energy from this waste.  Our main technical effort is on our proprietary patented technology, the Thermal Gasifier™, which is a horizontal multi-stage gasification system designed to convert residential, industrial and commercial waste, biomass, waste tires and most any other solid, hydrocarbon-based material into clean  thermal and electrical energy, while maintaining emission levels under the most stringent EPA and European Union regulations.

As we advance our “state-of-the-art” WTE technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies to build, own and operate distributed WTE plants. The Company is exploring the possibility of a commercially viable “pilot project” in the US using its third generation patented technology, the Thermal Gasifier™. The characteristics of our ideal project are a combination of high energy demand and cost with on-site (or local) generation of large volumes of hydrocarbon based waste. Whether through joint-venture or licensed partner, we expect to develop efficient WTE infrastructures for industrial customers (“inside the fence”) or for small municipalities. These projects will reduce the environmental impact from waste disposal and reduce dependence on fossil fuels while producing efficient, clean energy from a given waste stream. Our solutions will reduce our customer’s waste disposal and power consumption costs, while at the same time reducing airborne emissions that would be generated by disposing of waste in landfills. We also expect to take advantage of government subsidies/credits to finance WTE projects that would not have been built without the benefit of those credits.

Tire Fuel Processing Operation

Since 1999 we have operated a tire fuel processing and storage facility in Hutchins, Texas. Under Texas State regulations we are licensed as a tire transporter, processor and storage facility. We are paid a tipping fee (fee paid per tire received or per ton) for accepting waste tires. We process the waste tires into tire shreds and provide shreds to a landfill for use as leachate material and as sanitary landfill cover. The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.

Through August 2007, the tire fuel processing facility produced tire derived fuel (TDF) and provided TDF to one major customer which used the TDF as fuel for its cement kilns. During August 2007, due to equipment damage, the facility curtailed production of TDF until the equipment could either be repaired or replaced. We considered purchasing new equipment; however, the markets for our TDF began to decline during 2008 due to economic conditions. We do not expect to produce TDF at the tire fuel processing facility until the market for TDF improves and have not replaced the equipment to produce TDF.

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the tire processing facility was limited. We commenced receiving and partially processing waste tires in August 2008.  A permit renewal application was further revised and resubmitted after obtaining new site layout plans and the local Fire Marshall’s approval as of April 2009. Tire operations continued to process waste tires pending final permit renewal. It is expected that the new permit will be issued during April 2010. Throughout 2009, we have significantly increased the throughput of the facility while reducing the amount of whole and shredded tires stored at the facility in an effort to reduce our environmental liability.  We will explore the option of expanding operations with the addition of a second primary shredder to further increase our throughput, along with the addition of new secondary tire processing equipment should  the TDF demand return.

During the year ended December 31, 2009, our tire recycling processing business generated 100% of our total revenue.

Thermal Gasifier™ Technology Operations

Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our resources in the future will be focused on this business while we continue to improve operations of our tire facility to generate positive cash flow. The Company is exploring the possibility of a commercially viable “pilot project” in the US to exploit its patented technology.

During 2009 we made further advances in the design of the next generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our hands-on engineering and operating experience gained from our efforts to implement a functioning WTE facility in Italy between 2004 and 2006.

On August 3, 2009, we entered into a consulting agreement with Ing. Gianfranco Licursi, having its principal place of business at Via Carlo Mollino 35, 36100, Vicenza, Italy, for advancing the Thermal Gasifier ™ design in coordination with Mustang Consulting, LLC. Under the terms of the agreement, the Consultant (s) will provide their engineering and gasification expertise to perform the services necessary for actual fabrication of a Thermal Gasifier ™ unit. This will result in the building of a demonstration unit by an Italian Company, Hextra, S.r.l., at no cost to Vista International Technologies, Inc., at a specified project site in (city), Italy. This gasification unit is expected to be operational by early 2011.

We seek to further expand our presence in the renewable energy marketplace through build-own-operate agreements, joint-venture partnerships with strategic partners. We are looking to partner with companies producing a large hydrocarbon based waste stream, which are also in need of significant power generation. In our target markets (here both waste disposal fees and electricity rates are high), we use Thermal Gasifier™ based systems to provide cost savings to the end user for both waste disposal fees and electricity.   We have a letter of intent for one such project and are reviewing the economic viability of the project.  Additionally, we have had initial discussions with a number of other potential partners in the northeastern United States and in Colorado. We are currently advancing our discussions and working toward obtaining letters of intent from these other entities.

We have recognized no revenue from our Thermal Gasifiers™ through the year ended December 31, 2009.

Company Mission

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels world-wide. Through ongoing refinement and development of our proprietary technologies, we are positioning to be a leader in WTE and renewable energy markets. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal systems while providing clean alternative energy.

Company Operations

Vista International Technologies Inc. is presently divided into two business units:

●	Renewable energy and WTE utilizing our Thermal Gasifier™ technology, and

●	Tire processing and storage.

Operations related to the engineering and development of the Thermal Gasifier™, are ongoing and headquartered at our office in Denver.  The Company is working toward the production of a demonstration unit, set to be deployed in Italy in 2010.  The Company is also exploring options for a commercially viable “pilot project” in the US.

The Company has been in the tire processing business since 1997, operating a 27 acre tire processing and storage facility in Hutchins, Texas since 1999. The facility shreds whole passenger and truck tires for disposal or use as fuel in various industrial processes. In 2009, our facility received and shredded a total of 19,625 tons, approximately 1.3 million passenger/light truck car tires.

Production of tire derived fuel was curtailed during August 2007 as a result of equipment damage. The equipment has not been replaced due to low demand for TDF. Once demand increases the company will explore the option of purchasing new equipment to produce TDF and recommencing sales of TDF to industrial customers in the area.

Description of Thermal Gasifier™ Technology

The Company’s proprietary patented technology, the Thermal Gasifier™, is a horizontal multi-stage gasification system designed to efficiently convert various “waste” materials from industrial, commercial, residential and agricultural sources into clean energy while maintaining the most stringent Environmental Protection Agency (EPA) and European Union (EU) emission standards.

The Company’s Thermal Gasifier™ is a closed, continuous flow, multi-stage gasification module. The Thermal Gasifier™ is designed to efficiently convert hydrocarbon feedstock containing solids, such as used tires or tire-derived fuel (TDF), municipal and industrial solid waste streams (MSW), municipal sewage sludge solids (MSS), wood waste, waste coal and agricultural waste into two main products - a producer gas (Syngas) comprised primarily of hydrogen and carbon monoxide, and a residual inert ash (approximately 10% by weight of the feedstock on average).

Most of the feedstock mentioned above requires some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weigh belts and air locks to ensure an accurately metered supply of fuel is introduced while limiting the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a producer gas (Syngas), which is then drawn off to a separate chamber to be fully oxidized (combusted) at temperatures between 1500º to 2000° Fahrenheit.

The Thermal Gasifier’s™ multi-stage gasification and oxidation process is designed to efficiently recover the greatest percentage of available energy possible while generating very small quantities of environmental pollutants. The Thermal Gasifier’s™ high temperatures destroy 99.9% of hazardous air pollutants emitted from refuse-derived-fuel (RDF) and tire-derived-fuel (TDF) including polychlorinated biphenyls (PCBs), dioxins, and furans. Most remaining gaseous pollutants are captured by scrubbers, catalytic reduction, or other pollution control equipment with the exhaust gas containing pollutants falling well below EPA and EU limits.

Environmental Testing

In May 2000, Bord na Mona Environmental Limited, a Republic of Ireland-based environmental management company working independently on behalf of the Company, conducted a comprehensive environmental test on the Thermal Gasifier™ as part of a demonstration in Dundalk, County Louth, Republic of Ireland. Bord na Mona concluded that the Thermal Gasifier™ met and surpassed existing and, at that time, pending EU directive limits for all pollutants of concern. Management believes it significant that independent testing verified the efficacy of the Thermal Gasifier™ and confirmed that the technology produces pollutant emissions significantly below EU limits. These tests were conducted with a baghouse and cyclone attached to the exhaust of the unit, but no additional pollution control mechanisms.   Even though these tests were performed in 2000, the results are consistent with the current EU regulations.

Marketable Products

Waste-to-Energy

Thermal Gasifier based WTE system are capable of producing two classes of usable products:

●
Heat/Steam - produced during gasification and oxidation/combustion of Syngas. Heat is available for use in heating and cooling of adjacent buildings, industrial processes such as cement production or for generation of steam.

●
Electricity - generated through addition of a steam turbine generator system or organic rankine cycle power generation system to the Thermal Gasifier™. Electricity is available for use on-site or sale to the local electrical grid.

Marketability of the individual products depends upon local demand and our ability to further process and distribute them at competitive prices. We expect that these market demands will drive the configuration of the Thermal Gasifier™ in such a way as to maximize project profitability and will vary from location to location.

During 2009 we generated no revenue from the Thermal Gasifier TM or from the sales of any products generated by the operation of a Thermal Gasifier. TM

Tire Processing

Our tire processing operation in Hutchins, Texas is permitted by the TCEQ as a waste tire processing and storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” (disposal charge). This service allowed for the receipt of more than 1.3 million tires from tire facilities and transporters in the Dallas, Texas area during 2009.

Through the third quarter of 2007, the tires were processed upon receipt through a continuous loop shredding system designed to reduce the tires to 1½ inch and smaller rubber chips, known as tire-derived-fuel (TDF). During August 2007, our TDF operations ceased due to equipment damage on our TDF processing line. The TDF processing equipment has not been replaced. During the period from August 2007 through August 2008, we focused on removing and land filling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. The facility was given permission by the TCEQ during August 2008 to commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee. In cooperation with the City of Dallas, the tire shreds and stored waste tires on the facility have been removed and used as filter and cover material for the cities landfill. We did not produce TDF during 2008 or 2009.

During 2009, we generated $806,034 in gross revenue from our tire processing operations, all of which was generated from tipping fees and other sales. Our total cost of revenue for tire processing operations during the same period in 2009 was $283,474, including a reduction in the environmental reserve of $207,712, resulting in gross income of $522,560 or a 64.83% gross margin. Tire processing operations accounted for 100% of our total revenue during 2009.

Business Model

The Company is presently divided into two business lines; renewable energy through WTE plants utilizing our Thermal Gasifier™ technology and our tire processing operations. The two technologies are designed to complement each other, with the tire facility producing revenue toward funding the development and deployment of the gasification technology.

Our primary goal is to generate the majority of our revenue from WTE projects. In support of this goal, we have focused the majority of our resources on engineering and project development activities in an effort to continuously improve and fully commercialize the newest model (MFG-8) of the Thermal Gasifier™ technology. In addition, we intend to seek out technologies complementary to the Thermal Gasifier™ and build strategic relationships to further enhance our renewable energy offerings.

Our plan is to seek qualified projects where the company can build, own and operate WTE plants or provide “turn-key” gasification systems to licensed end-users. This may include the development and operation of a commercially viable “pilot project” in the US using our third generation gasification technology.  Secondarily, we would identify potential joint venture partners to utilize our technology where we will become an ongoing participant in the project. Our joint venture percentage ownership will vary with each venture. We will evaluate joint venture partners who possess one or more of the following attributes: financial capability to cover the project’s development and capital costs, governmental resources to assist in permitting and provide technical expertise, and host business applications that will support a successful operation. We have not generated any revenue from any joint ventures to date.

Research & Development

During 2009, we incurred approximately $69,000 in engineering salaries and benefits dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of operations. During 2009, we incurred $32,000 for third party research and development and approximately $60,000 in outside engineering services. We are engaged in continuous improvement of the Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy to undertake “third generation” redesign of the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”. We seek establish our presence in the renewable energy marketplace through strategic joint-venture partnerships.

Intellectual Property

We own three U.S. patents. The latest was issued in March 2003; we also have two U.S. and two European patents pending.

Our two initial patents apply to the construction methodology and design of our Thermal Gasifier™ and were issued in 1993 and 1994. These patents expire in 2011 and 2012, respectively. One additional patent for our gasifier system and method of gasification was issued in 2003 and expires in 2018. Our patents cover the design of a fuel efficient dual gasification chamber and a unique computerized method of mixing air with combustible gas.  As we complete the advancement of our technology toward its third generation of improvements, additional patent applications will be made to piggy-back off of the original patents, thereby extending the protection on our intellectual property.

We also have two US patent applications pending. One, filed during 2002, relates to improvements in our gasifier system, which reduces air and water pollutants and the second, filed in 2004, relates to our oxygen-based biomass gasification system and controls. In addition, two European patent applications are currently pending on our gasifier system and method of gasification and on our oxygen-based biomass gasification system.

Government Approval / Environmental Laws and Regulation

Operation of a Thermal Gasifier™ and a tire processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating our environmental compliance are the U.S. Environmental Protection Agency, Department of Environmental Quality and comparable regulatory agencies and departments in the states and foreign countries where we establish operations. We are subject to the air quality programs under federal and state law.

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (TCEQ). The Company’s tire processing operations is registered with the TCEQ, which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. During the period from December 20, 2007, the date that our registration expired, to August 1, 2008, the date that our application was resubmitted, our ability to operate the tire processing facility was limited. We commenced receiving and partially processing waste tires in August 2008.  A permit renewal application was further revised and resubmitted after obtaining new site layout plans and the local Fire Marshall’s approval as of April 2009. Tire operations continued to process waste tires pending final permit renewal. It is expected that the new permit will be issued during April 2010. Throughout 2009, we have significantly increased the throughput of the facility while reducing the amount of whole and shredded tires stored at the facility in an effort to reduce our environmental liability. Our goal is to continuously remove stockpiled material from the yard while taking in additional tires for tipping fees.

We have continued to improve operations and remove stockpiled tire shreds, whole tires and waste material, that previous management had allowed to accumulate at our tire processing and storage facility in Hutchins, Texas during 2008. The tire processing operations is currently the only waste tire processing and storage facility licensed by the State of Texas to operate in the Dallas Metro area.

We believe these laws and regulations will not have a material adverse effect on our capital expenditures or competitive position. We believe that our technology complies, in all material respects, with the various federal, state, and local regulations that apply to our current and proposed operations.

Market Opportunity

In the WTE market a significant focus has been placed on the generation of electricity by the direct combustion of solid waste. This typically results in high levels of air pollution, most notably in high carbon dioxide emissions.  Alternatively, solid waste can be gasified and the Syngas produced can then be combusted to generate electricity efficiently and in a more environmentally friendly manner. The key market drivers are the cost of waste disposal and the price paid for the electricity generated. In many instances, unless the cost of waste disposal and price of electricity are high, the project is not economically viable compared to traditional fossil fuel generating capabilities. We believe the optimal projects for our Thermal Gasifier™ are not large centralized power production facilities, but smaller (1 to 50 megawatt) distributed power production facilities either co-located with the waste generator and end user of the power, or located within a short distance of a source of fuel and the end user of the power.

Opportunities also exist for sale of end products other than electricity, which can offer higher profitability to a project.  While production of electricity is a mainstream technology, the equipment necessary can be quite expensive, particularly on a small scale.   The use of the heat from the gas exit stream or the use of steam generation equipment (such as a boiler) can be used to increase project return on investment. In addition the fact that our Thermal Gasifier™ has the flexibility to handle a variety of different solid hydrocarbon based waste materials allows us to identify projects that could not be handled by other gasification technologies without considerable design modification and cost.

We expect the demand for the Thermal Gasifier™ technology and creating energy infrastructures or WTE plants using the Thermal Gasifier™ to increase as traditional energy costs rise. In industries with high energy demands such as chemical plants or refinery operations, grid blackouts or other service interruptions also drive the need for more reliable distributed energy source infrastructures that we can provide utilizing our Thermal Gasifier™ as a dedicated energy source.

We believe that the demand for our tire fuel processing and storage services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas metropolitan area and, at a future date, deliver TDF or whole tires to our customers as a renewable energy source.

According to the Rubber Manufacturers Association’s Scrap Tire Markets 9th Biennial Report of May 2009 there were 303 million waste tires disposed of in the United States during 2007. Of these 303 million tires, about 53% were used as tire derived fuel, 17% were used for crumb rubber production, 13% were disposed of in landfills, 12% were used in civil engineering applications, 3% were used in reclamation projects and the remainder was used in small specialty applications.

Management expects new emission regulations will be enacted reducing the percentage of waste tires used to fuel cement kilns and other industrial applications. This would need to be evaluated before we considered re-entry into the TDF market as it would reduce the demand for TDF from our tire fuel processing operation in Texas. Alternatively, our Thermal Gasifier™ technology provides a viable method of utilizing waste tires, reducing landfill and stockpile accumulations while generating clean dependable energy and other marketable byproducts in an environmentally friendly manner.

Business Development Activities

We seek to establish our presence in the renewable energy marketplace through strategic joint-venture partnerships with key business partners. Through participation in commercially viable WTE projects located on optimal sites, we expect to utilize the Syngas generated by the Thermal Gasifier™ to produce electricity and other usable by-products. We have had initial discussions with key project partners located in the Northeastern United States. These entities have expressed strong interest in developing WTE facilities on their sites utilizing our Thermal Gasifier ™. We have secured a letter of intent from a recycling center and are currently in the process of obtaining letters of intent from other potential project partners.

There are several distinct trends pulling our solution into the marketplace:

•	Increasing emphasis on global warming and the reduction of greenhouse gas emission
•	Increasing interest in alternative waste disposal options, rather than land filling and incineration
•	The need to contain ever increasing energy costs driven by the dependence on fossil fuels

The Thermal Gasifier™ is an ideal solution to these problems as it diverts waste from landfills, mitigates increasing costs associated with waste disposal, helps reduce our dependence on fossil fuels, and reduces carbon and greenhouse gas emissions.  The Company believes that a small scale “pilot facility” in the US could aid significantly in “mainstreaming” the technology.

As the market matures, the typical project will be a standalone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. This will also require contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns.

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or they can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a fee for accepting waste tires. We may renovate and/or add new equipment to our tire fuel processing facility in Hutchins, Texas should the TDF market shows signs of recovery in the future.

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

It is very difficult to compete on large scale utility electric generation against traditional fossil fuels on a price-per-KWh basis. Therefore we compete within a broad spectrum of technologies on a smaller scale as the alternative energy industry continues to expand, including traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Gasifier™ and couple it with other synergistic technologies.

Management believes that the modularity, scalability, multi-fuel capability, low emissions, and low costs of installation and operation of the Thermal Gasifier™ positions us to capture a significant  share of the WTE market. The traditional technologies such as incinerators or mass burners which make up the majority of current waste to energy facilities are rapidly being decommissioned and outlawed in many countries due to the inefficiencies and high greenhouse gas emissions.

While there are numerous examples of laboratory scale and pilot plant waste to energy operations, very few successful commercial scale facilities have been constructed to extract the energy contained in solid waste materials. The technologies that attempt to do so fall within a few basic categories: incinerators/mass burners, gasifiers, plasma conversion, retorts and fluidized-bed reactors.

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

Gasification units are significantly different from mass burners and incinerators. These units heat solid material in an oxygen-starved environment where the gaseous components of the solid material are released. These gaseous components, or producer gas, retain the heat producing qualities of the solid material. The gas is then used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. Gasifiers have become increasingly attractive as a means to cleanly convert most solid, hydrocarbon-based wastes into heat, steam, electricity and liquid transportation fuels. Fixed-bed gasification units are the most common type. Equipment selections downstream of the gasifier determine the products and co-products produced. Most of the earlier models gasified coal, wood waste and petroleum coke. Discarded tires, municipal solid waste, sludge and agricultural waste are now fuels of opportunity.

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

Retorts are vessels in which solid fuel is placed. The vessel is then heated until the synthesis gas is released and collected. The vessel is cooled, the remaining solid debris is removed and the process repeated. Retorts have been used in a number of industrial-scale applications, they are used as a batch process, and they are not economically, environmentally or technically competitive.

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

In industries with high energy demands, such as specialty gas plants, chemical manufacturing or refineries, we compete with the local utility, which provides traditional electrical power in addition to alternate power sources such as solar or wind power.

In industries with regulated waste disposal, we compete with incinerators and waste management companies. In some cases, these solutions may provide lower cost waste disposal, but do not remove the emissions and/or pollutants from the environment. In many countries, solid waste is being stockpiled rather than placed into landfill sites. New landfill sites are extremely difficult to permit and in all situations, municipalities are looking for ways to reduce the volumes of waste going to landfill sites in order to extend their life.

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

Major Customers

During 2009, our total revenue was derived from tipping fees for accepting waste tires from tire transporters. Our customers include numerous transporters, two of which provided a significant portion of our revenue. Two customers provided approximately 47% and 12% of our business during 2009.

We believe that the loss of these customers may have a material disruption to our overall revenue because we believe that we may not be able to replace the revenue stream received from these customers in a relatively short time.  We also cannot guarantee that we will be able to replace these customers with customers whose terms will generate revenue equivalent to revenue we currently recognize.

During 2009, we did not have any contracted customers for our Thermal Gasifier™ business.

Major Suppliers

Tire Fuel Processing Operation

The Company believes there is a readily available supply of waste tires for which we are paid tipping fees. We accept waste tires from many sources and the majority of our supply is currently provided by two suppliers.   Should our largest suppliers stop providing waste tires, we anticipate that it would take us several months to regain our lost supply from other sources but there can be no assurance that we would be able to do so.

Thermal Gasifier™ Business

The Company believes there is a readily available supply of materials, equipment and associated vendors to fabricate, construct and operate our Thermal Gasifiers™ in a WTE plant. Additionally, we believe the worldwide market for WTE plants continues to expand as energy costs increase and lessening our dependency on fossil fuels becomes more critical. Increasing energy costs coupled with burgeoning waste generation and fewer landfills provides a growing market opportunity for our renewable WTE solutions. We do not believe we are dependent on any single source or feedstock for our supply.

Personnel

We have five full time employees, four of which are located at our corporate offices in Denver, Colorado, and one, a Business Manager, is located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Denver office and at the tire processing facility as necessary based on volume of work. Additional personnel will be added at the tire processing facility if and when new equipment is purchased and operations are expanded. We anticipate that significant personnel additions will be required when we move forward on the Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or waste-to-energy business.

Company History

Vista International Technologies, Inc. was incorporated in Delaware in 1996 under the name of Ajax Reinsurance Limited. The Company underwent a series of combinations and name changes until 1999 when it changed its name to Nathaniel Energy Corporation.  The Company operated under this name until November 8, 2007 when it changed its name to Vista International Technologies, Inc. The name change was to reflect a broader perspective on the renewable energy technologies that were expected to be brought into the Company.

 From 1997 to 2002, the Company’s operations were limited to its tire processing facility in Hutchins, TX which at that time sold TDF to others primarily for use as an alternative fuel. In August 2002, the Company acquired MCNIC Rodeo Gathering, Inc. which owned 18.55% of Keyes Helium Company, LLC.  Effective as of January 1, 2003, the Company acquired the remaining 81.45% interest in Keyes Helium Company, LLC from Colorado Interstate Gas (CIG) Resources Company through our subsidiary, Nathaniel Energy Oklahoma Holdings Corporation. The Company transferred all of the stock in MCNIC to NEOHC. In April 2003, NEOHC acquired the Keyes gathering system and Sturgis gas plant from CIG Field Services and the compressor station was purchased from Colorado Interstate Gas Company. The Company upgraded and operated the helium and gas processing facilities from April 3, 2003 through March 7, 2006.

On March 7, 2006, the helium and gas processing facilities and operations were sold to Midstream Energy Services, LLC.

Subsidiaries

We have one wholly owned subsidiary, Cleanergy, Inc., which was formed for the purposes of commercializing and marketing our Thermal Gasifier™, entering into joint venture and licensing agreements and building and operating small waste to energy plants. Cleanergy, Inc. currently has no operations.

Available Information

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding the company. In addition, we provide easy access to these reports free of charge via our internet website, www.viti.us.com. Information on our website is not part of this report.

We maintain a codes and policies page on our website, www.vvit.us. This page includes, among other items, the Vista International Technologies, Inc. Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors and the Vista International Technologies, Inc. Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

Item 1A. Not Applicable.

Item 1B. Not Applicable.

Item 2. Properties.

We own approximately 27 acres of property in Hutchins, Texas in a semi-industrial region of southern Dallas County. The facility includes a 15 year old 10,000 square foot partially enclosed processing building for TDF production, a 4 year old 1,200 square foot stand alone business office and an 12 year old 1,800 square foot permanently placed office trailer with employee break room. The processing facility collapsed from an unusually heavy snow storm in February 2010. The facility was fully insured and is in the process of being repaired. The total insurance claim is approximately $235,000, covering the processing building, equipment damage, lost production and lost revenue. We believe the rebuilt facility will improve our existing used tire reclamation and processing operations.

We lease approximately 1,500 square feet of office space for our corporate offices at 88 Inverness Circle East, Suite N-103 Englewood, Colorado. The present lease expires on December 31, 2010 with renewal options.

Our facilities are adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings.

A former officer of the Company was terminated in September 2003. On February 10, 2004 a termination agreement was executed between the Company and the former employee, which granted the employee 285,000 shares of common stock, which are to be delivered upon the 10thday following the date the Company effectuates a stock split, and a cash payment of $15,000.  The $15,000 was paid to the individual. The Company has not delivered the certificates representing the stock since a stock split has not taken place. The employee has brought suit against the Company in the District Court, County of Arapahoe, State of Colorado, case # 2008 CV 881 alleging that the Company is required to deliver to him the stock or equivalent cash at a rate of $1.00 per share. To date, only motions for dismissal and default judgments have been filed.  A hearing was conducted on March 12, 2010 to determine what if anything the court should award to the claimant.  It is anticipated that the courts will render a decision in April 2010.

Item 4. Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol VVIT.OB. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for our common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2008:
First Quarter	$0.16	$0.09
Second Quarter	$0.11	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.08	$0.01
Fiscal Year Ended December 31, 2009:
First Quarter	$0.08	$0.01
Second Quarter	$0.13	$0.04
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.08	$0.04

Stockholders of Record

As of March 30, 2010 we had approximately 987 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, Warrants and rights	Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders 1	0	0 2	20,000,000 shares of common stock 3

1. 2005 Equity Compensation Plan
2. No options, warrants, restricted stock or other rights have been granted or issued under the plan.
3. Shares may be issued directly as a restricted stock grant or upon exercise of options which may be granted under the plan.

Recent Sales of Unregistered Securities

On September 22, 2009, the Company issued an aggregate of 792,516 restricted shares of its common stock to Vista International, Inc., for cash and payment of expenses pursuant to a Definitive Agreement for equity investment executed on January 31, 2008.

For the year ended December 31, 2009, the Company issued an aggregate of 3,046,882 restricted shares of its common stock to various investors for cash and in payment of services pursuant to agreements entered into on various dates during 2009.   The 3,046,882 of restricted shares consists of 568,473 shares issued to consultants during 2009 for consulting services valued at $34,055 in the aggregate, 1,705,769 shares issued for cash investment of $97,000 in the aggregate from various investors, which shares were offered at $.06, and $.05 and $.08 per share and 772,640 shares issued in payment of professional services valued at $46,358 in the aggregate.

The above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.  We did not use any underwriter or placement agent in these transactions and did not pay anyone commission or other compensation in connection with these issuances.  These issuances were made directly by us to persons with whom our management had direct contact and a pre-existing relationship.

Item 6. Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of Vista International Technologies, Inc.’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the year ended December 31, 2009 compared with the operating results for the year ended December 31, 2008.

Company Overview

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels worldwide. We plan to focus on our main business model with regard to the commercialization of our Thermal Gasifier™ technology- building, owning and operating WTE plants either on our own or with joint venture partners or providing “turn-key” plants for licensed end-users. Our tire fuel processing operation generated 100% of revenue or $806,034 and $54,582 during 2009 and 2008, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2009. Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

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

We are developing our internal resources and business alliances, and advancing our business development activities to secure energy infrastructure and WTE facility opportunities that utilize our Thermal Gasifier™ technology. We are evaluating a “pilot project’ opportunity in the US to advance the next generation Thermal Gasifier™. Additionally, we will seek project funding in some cases with joint venture partners that will be based on the size, configuration and business structure of the project. We anticipate that the timeframe from identification of a project to completion will be 18 to 24 months, provided we obtain the requisite project financing and appropriate environmental permits.

We plan to continue to improve operations at our tire fuel processing and storage facility in Hutchins, Texas during 2010. The tire fuel processing operation is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area. Improvements in operations enabled us to increase revenue and cash flow from this operation throughout 2009.

Our tire processing operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires. Our registration expired December 20, 2007. During the period December 20, 2007, the date our registration expired, and August 1, 2008, the date our application was resubmitted, our ability to operate the tire processing facility was limited. We commenced receiving and partially processing waste tires in August 2008.  A permit renewal application was further revised and resubmitted after obtaining new site layout plans and the local Fire Marshall’s approval as of April 2009. Tire operations continued to process waste tires pending final permit renewal. It is expected that the new permit will be issued during April 2010. Throughout 2009, we have significantly increased the throughput of the facility while reducing the amount of whole and shredded tires stored at the facility in an effort to reduce our environmental liability. Our goal is to continuously remove stockpiled material from the yard while taking in additional tires for tipping fees.

We continue to maintain our tire processing and storage facility to meet the requirements of the TCEQ’s regulations, however, should we are unable to continue to fund our compliance, and we could lose our permit to operate the facility.

We improved operations and removed stockpiled tire shreds, whole tires and waste material during 2009 that previous management had allowed to accumulate at the tire processing facility.

We commenced receiving and partially processing waste tires in August 2008 and have seen volumes of waste tire that we accept increase monthly.

Operating results 2009 compared to 2008

Revenue

For the year ended December 31, 2009, revenue from our tire fuel processing operations increased to $806,034 compared to $54,582 during the year ended December 31, 2008, an increase of $751,452 or approximately 1,377%. The increase was due to a volume agreement with a major generator in the second quarter of 2009 and the commencement of processing waste tires beginning in August 2008.  Tipping fee revenue represents the facility’s only source of revenue for 2009.

Cost of Revenue

Cost of revenue for our tire fuel processing operations was $283,474 for the year ended December 31, 2009, compared to $52,589 during the year ended December 31, 2008, an increase of $230,885 or 439%. Overall, the increase in cost of revenue is due to the increase in operations volume and related operating costs at the facility through the 2009. The increase in cost was partially offset by a decrease in our reserve for disposal costs of tires and tire shreds on site of approximately $207,700 during 2009 compared to a decrease in our reserve and related expense of approximately $429,000 for 2008. This decrease is a result of removing waste tire shreds from the facility for which we maintain a reserve for removal and clean up. At December 31, 2009, management determined that the estimated cost of removal and clean up exceeded the estimate required due to the reduction in waste tire shreds on site and accordingly, reduced the reserve for removal and clean up costs based on waste tire shreds remaining. In addition, the increase in cost of revenue includes increases in supplies expense of approximately $29,000, increases in wages and related benefits and contract labor of approximately $19,000, increases in outside services for hauling of approximately $134,000, and increases of property taxes of approximately $22,500 partially offset by a reduction in business insurance allocation of approximately $39,000 and a reduction in utility costs of approximately $15,900.

 Sales, General, and Administrative Expenses

Sales, general, and administrative expenses were $977,677 for the year ended December 31, 2009, compared to $954,078 for the year ended December 31, 2008, an increase of $23,599 or approximately 2.5%. This increase was due primarily to increases in business insurance expense of approximately $22,200, increases in accounting and professional services of approximately $238,000 due to the increased use of consultants and attorneys to improve operations and negotiate debt settlements and an increase to impairment charges of $35,200. The increases were partially offset by decreases in wages and benefits to officers and office staff of approximately $174,000 decreases in penalties of approximately $73,700 and a decrease in office rent of approximately $19,800 due to the office relocation to smaller space.

Research and Development Expense

Third party research and development expense was $92,000 during the year ended December 31, 2009 and is included in selling, general and administrative expenses. No third party research and development expenses were incurred during 2008.

Interest Expense

Interest expense was $69,307 during the year ended December 31, 2009, compared to $51,386 during the year ended December 31, 2008, an increase of $17,921 or 35%. This increase was due to an increase in average outstanding borrowings from 2008 to 2009.

Gain on Extinguishment of Liabilities

On August 7, 2009 the Company engaged the services of the law firm of Foster Graham Milstein Calisher, LLP to negotiate settlements with creditors and judgment holders of the Company. The law firm was successful in negotiating and settling $100,855 of debt down to $43,439 thereby realizing at net gain of $57,416.

In 2009, management determined that $48,027 of accrued legal fees has been repaid under the terms of a settlement agreement entered into on December 14, 2004. The repayment was inadvertently not recorded in 2005 when final payment was made under the settlement agreement. These accrued legal fees were reversed in the fourth quarter 2009 when management was able to verify that they were paid and were no longer due.

In 2009, management determined that a non-interest bearing unsecured promissory note for $70,000 that was contingently payable was not due as the contingency surrounding the loan repayments did not materialize.  The contingent note was reversed in the fourth quarter of 2009.

Management has determined that the impact of the reversals of these amounts is not material to any prior interim or annual consolidated financial statements.

Gain (loss) on the Disposal of Equipment

Gain (loss) on the disposal of equipment was $1,000 for the year ended December 31, 2009, compared to a $2,700 loss during the year ended December 31, 2008. The increase was due to the sale of a fully depreciated vehicle in 2009.

Net Loss

For the reasons stated above, net loss for the year ended December 31, 2009 was $347,981, or less than one cent per basic and diluted share compared with the net loss of $1,006,171, or $(0.01) per basic and diluted share, for the year ended December 31, 2008.

Going Concern

Our consolidated financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have a net loss of approximately $348,000 and net cash used in operations of approximately $275,000 for the year ended December 31, 2009, a working capital deficit of approximately $2,743,200, an accumulated deficit of approximately $64,682,000 and a total stockholders’ deficit of approximately $505,100 at December 31, 2009.

Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Liquidity and Capital Resources

As of December 31, 2009 we owed $97,515 to financial institutions under installment notes with an effective interest rate of 6.4%, which were secured by property and equipment. The remaining $782,652 in total debt consists of $761,152 in secured loans from stockholders with an effective interest rate of 9%, interest free, unsecured notes due to an unaffiliated third party of $4,500 and an unsecured note to an unaffiliated third party of $17,000 with an interest rate of 15%.

On April 4, 2007 and April 16, 2007, we borrowed $100,000 and $200,000 respectively from our major shareholder, Mr. Richard Strain. On May 31, 2007, we borrowed an additional $200,000 from Mr. Strain. In August 2009 and October 2009, we borrowed a total of $100,000 from our major shareholder. The loans bear interest at the annual rate of 9%, with interest payable quarterly. The April 4, 2007 and April 16, 2007 notes were payable on or before September 30, 2007. The May 31, 2007 note was due on or before November 30, 2007. We have obtained an agreement to repay the notes to Mr. Strain on or before December 31, 2010. The loans are secured by a first priority security interest in our assets.

As of December 31, 2009, we have a negative working capital of approximately $2,743,200 which includes a liability of approximately $142,000 for waste tire shred removal and clean up costs at the tire processing and storage facility.

The following is a summary of our cash flows sources (uses) from operating, investing and financing activities during the periods indicated:

Year ended December 31,
	2009	2008
Operating activities	$(274,585)	$(596,904)
Investing activities	(9,613)	(64,907)
Financing activities	290,944	666,492
Net increase in cash	$6,746	$4,681

For the year ended December 31, 2009, net cash used in operating activities of $274,585 consists primarily of our net loss of $347,981 offset by non cash depreciation and amortization expense of $172,984 and $82,465 of stock based consulting fees, and a decrease in accounts payable and accruals of $211,397. Net cash used in investing activities of $9,613 consisted primarily of the purchase of property and equipment. Net cash provided by financing activities of $290,944 consists of proceeds from the issuance of common stock of $129,000, proceeds and proceeds of $218,400 from related party notes offset by payments on debt of $56,456.

For the year ended December 31, 2008, net cash used by operating activities of $596,904 consists primarily of the loss from continuing operations of $1,006,171 offset by non cash depreciation and amortization expense of $173,159 and $75,000 in stock based consulting fees and a decrease in accounts payable and accrued liabilities of $537,801. Net cash used by investing activities of $64,907 consists primarily of capitalized improvements. Net cash provided by financing activities of $666,492 consists of proceeds from the issuance of common stock of $669,643, proceeds of $66,900 from related party notes offset by payments on debt of $70,051.

We had a cash balance of $20,444 at December 31, 2009. We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations.

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

Environmental Liability

The Company has approximately 1,400 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill. In the past, management has considered the piles of tires and tire shreds on the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. In addition, the BTU value is somewhat degraded by oxidation and weathering of the tires and tire chips stored in the piles onsite and therefore not good for use as TDF. We have chosen not to utilize this tire chip inventory as feedstock for processing due to the economic benefit of receiving new whole tires. Presently we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the Company expects to continue to supply the shredded waste tires to the landfill for leachate beds and cover.

Management considers the waste piles a potential liability if the Company were to fail. In such a case, we would be required to restore the site beginning with transporting the material to a disposal site (LRPUT or landfill). There are an estimated 1,400 tons of tires and tire shreds on site; in management’s opinion the total upper range estimate for the cost of disposal is approximately $142,000 which includes labor, equipment, transportation and landfill fees and assumes complete closure of the facility. We have provided financial assurance in the form of a letter of credit and a certificate of deposit in the approximate amount of $170,000 to the TCEQ assuming ongoing operation of the facility. We have accrued $142,000 for the cost of disposing of this material.

Property and Equipment and Related Depreciation

Property and equipment is recorded at its original cost of construction or, upon acquisition, the fair value of the assets acquired. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Depreciation is provided for using the straight-line method. Significant assumptions and judgment is used to determine which improvement, replacement or indirect costs are capitalized. Significant assumptions and judgment is necessary to determine what useful life is appropriate for each asset, particularly for machinery and equipment which useful life can range from five to fifteen years.

Long-Lived Assets

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

Impact from Recent Accounting Pronouncements

We do not expect the adoption of recent accounting pronouncements will have a significant effect on our financial statement presentation or disclosures. See “Recently Adopted Accounting Standards” in Note 2 to the financial statements.

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

We have a working capital deficit and our business model depends on obtaining significant funding.

The Company currently has a working capital deficit. We expect that our current cash on hand and revenues we expect to generate at current levels will not be sufficient to sustain our operations. We will require several million dollars in capital investments to further develop our Thermal Gasifier™ business and improve our tire fuel processing operation. Capital investments could be in the form of debt, equity, government grants or guaranteed loans to fund our business in general or a particular project. We are also seeking other capital project financing opportunities. There can be no assurance that we will obtain the funding needed to develop this business. If we do, we cannot assure that any funds raised for our business in general or for a particular project will be sufficient to sustain our operations or complete the project respectively.

Our ability to commercialize our Thermal Gasifier™ technology is dependent on fabricating and additional successful testing of our Thermal Gasifier™ unit.

We have tested our Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to then move forward with commercialization. During 2008 and 2009, we have continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency. We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

Revenue and gross margin growth in our tire fuel processing operation is dependent on successful equipment maintenance, repair and upgrades.

Future revenue and gross margin increases in our tire fuel processing operation are dependent on continuous equipment maintenance, repairs and upgrades. Our business plan contemplates improving our tire processing operations based on new equipment additions as waste tire volumes increase, repairing and maintaining existing equipment and increasing our workforce. .  During August 2007, due to equipment damage, the facility curtailed production of TDF until the equipment could either be repaired or replaced. We considered purchasing new equipment; however, the markets for our TDF began to decline during 2008 due to economic conditions so we postponed the repair or replacement of the equipment.  New equipment purchases, repair of existing equipment and increasing our workforce will require additional funding and is dependent upon us obtaining additional waste tire supply contracts and maintaining our contract for sale and delivery of our tire-derived-fuel. There is no assurance that we will be successful in obtaining needed funding and signing such contracts.

We depend on a small number of large customers.

The TDF marketing in the Dallas area has only a short list of potential customers. Previously the Company has had one single large customer for our production. During 2008 we did not produce any TDF for this customer since we did not have the necessary equipment. Since the market for TDF is currently reduced we will continually evaluate the investment in new equipment to coincide with the market demand.  While the Company has many transporters that bring volumes of waste tires to the tire processing and storage facility, we have two major customers that bring approximately 47% and 12% of the Company’s waste tires to our facility, respectively. A loss of either of these customers would have a material adverse affect on our business and prospects.

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

Should operating conditions relating to our tire processing operations substantially deteriorate, we could be required by the TCEQ to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the tire processing and storage facility. The projected cost of full cleanup of the tire processing facility is estimated to be $142,000. We currently have approximately $170,000 of this amount available to us in the form of a letter of credit.

If we fail to successfully use our technology in commercialized applications, our business may not become profitable.

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

The expiration of our current patents and failure to obtain patents on our patent pending technology could adversely impact our competitive advantages.  We own three U.S. patents, two of which are set to expire in 2011 and 2012 respectively.  The third will expire in 2018.  We also have two U.S. and two foreign patents pending.  The expiration of two of our U.S. patents in the next two years and a failure to obtain patents on our pending patents could adversely impact the competitive edge we have in our Thermal Gasifier™ technology making it more difficult for us to distinguish ourselves and compete in the WTE market.

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

One stockholder beneficially owns almost 50% of outstanding shares and controls a vote of stockholders.

One stockholder, Richard Strain, beneficially owns 49.8% of outstanding shares. The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.  Accordingly, Mr. Strain has, in all practical likelihood, the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

Item 7A. Not Applicable.

Item 8. Financial Statements and Financial Data.

The financial statements required by this Item 8 are included in this Annual Report on Form 10-K following Item 15 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Interim Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2009, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sabanes-Oxley Act (“SOX”) and, therefore, management could not certify that these controls were properly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•
The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in our Exchange Act reports was accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
Due to the nature and size of the Company’s current operations, there is lack of segregation of duties in financial reporting. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers Promoters and Corporate Governance

The names, ages and terms of office of our directors and executive officers are set forth in the following table:
Name	Age	Positions with Nathaniel Energy

Thomas P. Pfisterer*	49	Interim Chief Executive Officer and Director1

Barry J. Kemble	60	Director

Timothy D. Ruddy	37	Director

Rick Wilson	58	Director
  * Directors are also named executive officers for purposes of Section 16(a)
1  Mr. Pfisterer is the principal executive officer and principal accounting officer of the Company

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

Management Biographies

Thomas Pfisterer.  Thomas Pfisterer has served as our Interim Chief Executive Officer since October 1, 2009, and as a Director since October 2009.  He is a co-founder and the President/Chief Executive Officer of Aquarius Energy Systems, Inc. located in New Hartford, New York. Aquarius Energy Systems (incorporated in 2008) is a development stage alternative "green energy" company in central New York State. Mr. Pfisterer also currently holds the position of Director of School Food Services for the Oneida County B.O.C.E.S. (Board of Cooperative Educational Services) in New Hartford, New York where he has served for the past 19 years. His operating budget for the district has grown from $88,000 in 1989 to over $4.65 million in 2008. The total number of program employees has grown from 11 to 179 during this period. Mr. Pfisterer completed his undergraduate studies at the University of Cincinnati (attending on a Division I Baseball scholarship), earning a Bachelor of Science Degree in Dietetics (Magna Cum Laude) in 1983. He completed his graduate studies at Empire State College in Saratoga Springs, New York, earning a Master's Degree in Business Administration in 2003.  The Company believes that Mr. Pfisterer’s organizational and leadership expertise, including his experienced background in growing and managing a organizations and his involvement in the green energy market, gives him the qualification and skills to serve as a Director.

Barry Kemble.  Barry Kemble has been a Director of Vista International Technologies, Inc. since 2007.  He served as the Company’s Chief Executive Officer from July 2007 until October 1, 2009.  Mr. Kemble has also been the Vice President of Business Development and a Director of Vista International Inc. since December 2005. Prior to joining Vista International, Inc., Mr. Kemble was Executive Vice President and Chief Operating Officer of WRC Corporation, a premier service company providing engineering and land services to the North American pipeline industry from 2004 to 2005. Mr. Kemble in 2002 was Co-founder of Omega Six Group, a consulting practice specializing in commercial proposal responses where he served as a principal until 2004. In 1994 Mr. Kemble joined Convergent Group, a former subsidiary of Schlumberger, as an executive until 2002. At Schlumberger Mr. Kemble was responsible for the energy consulting practice including business development activities across 4 continents. Mr. Kemble started his career in 1973 with Union Gas Ltd. in Canada, which has become a subsidiary of Duke Energy. Mr. Kemble held executive positions in Engineering, Human Resources, and Information Technology until his departure in 1994.  Mr. Kemble has over 30 years experience in engineering, operations, and business development and information technology in the energy industry. He is a graduate of the University of Waterloo in Chemical Engineering with an M.B.A. from the University of Windsor.  The Company believes that Mr. Kemble’s engineering expertise, including his background of providing engineering services in the energy industry, gives him the qualifications and skills to be a Director.

Timothy D Ruddy.  Tim Ruddy has been a Director of Vista International Technologies, Inc. since October 2007.  For the past 15 years Mr. Ruddy has been active in the financial services industry, evaluating promising technologies and companies with regard to their formation, funding and development.  He has experience in startup and turnaround situations, as well as business development.  Mr. Ruddy holds series 7 and 65 licenses from FINRA and is currently serving as Vice President-Investments at 1st Financial Services, a financial advisory firm.   Mr. Ruddy has been active as an angel investor in the venture capital industry for the past ten years, working with companies in the medical devices field as well as emerging energy-related technologies. In addition to his position with Vista, Mr. Ruddy is a co-founder, and serves as an officer of Ambien Dynamics, a medical device company specializing in pulsed electromagnetic field therapies, a position he has held since 2002. Mr. Ruddy graduated Summa Cum Laude from the University of Notre Dame with a Bachelors Degree in Mechanical Engineering, and played center for the NFL’s Miami Dolphins from 1994-2003.  The Company believes that Mr. Ruddy’s development-stage and growth-stage business expertise, including his diverse background evaluating and funding start-up, development stage and growth-stage technology and energy-related companies, gives him the qualifications and skills to be a Director.

Mr. Richard A. Wilson.  Richard A. Wilson has been a Director of Vista International Technologies, Inc. since October 2009.  Mr. Wilson currently serves as the President/CEO of the Charles T. Sitrin Health Care Center in New Hartford, N.Y., where he is responsible for the overall operation of this major facility. The Sitrin is a not-for-profit 501(c)(3) entity sponsored by the Jewish community, with an annual operating budget of $26 million. As its President/CEO since 1986.  Mr. Wilson has engineered and guided the facility through tremendous expansion (as one of Central New York’s significant “success stories”), from a small nursing home in the 1980’s, to its present existence as a major Central New York health care facility – and as a major employer in Oneida County. Through Mr. Wilson’s leadership,  Sitrin (in addition to the expanded skilled nursing facility) has grown to include two intermediate care facilities, a 40,000 square foot comprehensive outpatient rehabilitation facility, Diagnostic & Treatment Center, extension clinics in several outlying communities, a 30-unit offsite independent living facility, pharmacy, and an enriched housing and assisted living complex. Mr. Wilson also has played an integral role in the Sitrin Capital Campaign and Annual Fundraising programs. Additionally, he has extensive experience in identifying and securing government funding that is available to assist in the Center’s growth.  Mr. Wilson holds licenses in New York and New Hampshire as a Nursing Home Administrator, as well as a license as a NYS Certified Social Worker. He is an active member in many organizations, including (but not limited to) the American College of Health Care Administrators, the American Association of Homes and Services for the Aging, American Lung Association of Mid-New York (Board of Directors), and Vice-President of the Board for Hospice Care, Inc.   Wilson received his Master’s Degree (Social Work) from Syracuse University in 1978. He holds a Bachelor’s Degree (B.S. Sociology) from S.U.N.Y. Brockport, 1973.  The Company believes that Mr. Wilson’s leadership, and business expertise, including his diverse background in growing and managing enterprises and fund-raising, gives him the qualifications and skills to be a Director.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Committees

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have four members of the Board of Directors, two of whom are independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members’ elected or will establish an audit committee. The Company does not have a nominating committee.

Section 16(a) Beneficial Ownership Reporting Requirements

Directors, officers, and beneficial owners of more than 10% of our common stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the Company during the 2009 fiscal year and written representations received by the Company that no Form 5 is required for the 2009 fiscal year, no reporting person failed to file, on a timely basis, reports required to be filed by Section 16(a) of the Securities Act of 1934, except for Richard Strain who filed his Form 4 six days late, which filing reported one transaction.

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

The Company’s Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) is posted on the Company’s website at: www.vvit.us.

The Company will provide to any person without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 88 Inverness Circle East, Suite N-103, Englewood, Colorado 80112, Attention: Code of Conduct and Ethics Request.

Item 11. Executive Compensation.

The following table sets forth the compensation paid during the past three years to our chief executive officer and the chief financial officer. No other executive officer’s remuneration exceeded $100,000 per year. We did not pay any non-cash current compensation or long term compensation to the officers during the listed years.

Summary Compensation Table

Name and Principal Position	Year		Salary		Bonus	All Other Compensation	Total
Thomas P. Pfisterer Interim Chief Executive Officer	2009	¹		--	--	--		--

Barry J. Kemble Former Chief Executive Officer	2009 2008	²,³ ³	$ $	112,500 200,000	-- --	2,869 8,432	$ $	115,369 208,432

1 Thomas Pfisterer became our Interim Chief Executive Officer on October 1, 2009.

2 Barry Kemble ceased serving as Chief Executive Officer as of October 1, 2009.

3 $196,892 and $115,369 of Mr. Kemble’s 2008 and 2009 compensation, respectively, was accrued and was unpaid as of December 31, 2009 and
   2008.

No executive officer named in the table above has any unexercised or unearned options, unvested stock amounts or equity incentive plan awards.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Thomas P. Pfisterer serves as our Interim Chief Executive Officer. Mr. Pfisterer assumed role of Interim Chief Executive Office on October 1st, 2009. We currently do not have an employment agreement with Mr. Pfisterer.

Barry J. Kemble

Barry Kemble served as our Chief Executive Officer from July 31, 2007 and ceased serving as Chief Executive Officer effective October 1st, 2009 by mutual agreement with the Company. The Company is investigating potential claims against Mr. Kemble and other members of former management arising out of their activities while they were officers of the Company. There is no termination of employment arrangement in connection with Mr. Kemble’s cessation of employment.  Mr. Kemble remains as a Director of the Company.

The Company did not pay any compensation to its directors for serving as such in 2009 or 2008.

We do not have any compensation arrangements with its directors. In the future the Company may institute director compensation arrangements; however, none are currently contemplated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, to the Company’s knowledge, based solely upon records available to it, certain information as of March 31, 2010 regarding the beneficial ownership of the Company’s shares of common stock by:

●           each person who we believe to be the beneficial owner of more than five percent (5%) of outstanding shares of common stock,
●           by each current director,
●           by each named executive officer, and
●           by all current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Richard Strain (1) 417 Manchester Road Poughkeepsie, New York 12603	53,218,333	(1)	49.8%
Vista International Inc. (2) 8310 South Valley Highway Suite 300 Englewood, CO 80112	4,613,286	(2)	2.9%
Barry Kemble (2)	57,510	(2)	*
Timothy D. Ruddy (3) 3885 Vale View Lane Mead, CO 80542	10,675,000	(3)	10%
Thomas Pfisterer 88 Inverness Circle East Suite N-103 Englewood, CO 80112
	205,000		*
Richard A. Wilson 88 Inverness Circle East Suite N-103 Englewood, CO 80112	0		*
All directors and executive officers as a group (3 persons) (4)	10,937,510		10.24%

*         Less than 1%

(1)
Information based upon a Schedule 13D/A filed by Mr. Strain with the Securities and Exchange Commission, the records of the Company’s transfer agent, and information provided to the Company by Mr. Strain.

(2)	Information based upon the records of the Company’s transfer agent.
(3)	Information based on the records of the Company’s transfer agent, a Form 4 filed by Mr. Ruddy, and information provided by Mr. Ruddy to the Company.

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

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the fourth quarter of 2008. As of December 31, 2009, that total was $168,400 and accrued interest at December 31, 2009 was $10,753. The loans bear interest at 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made.  On January 28, 2010, Mr. Ruddy advanced an additional $25,000 to the Company as a short term interest free loan and the Company has repaid $10,000.

On August 11, 2009, The Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 49.8% shareholder of the Company.  The Line bears interest at 9% per annum, and repayments of $8,000 per month commenced on October 1, 2009.  The Company may prepay the funds at any time without penalty. Full repayment of the Line is required by December 31, 2011. The Line is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  Approximately, $100,000 in principal is outstanding under the Line.

Director independence

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board. The Company uses the independent director definition in Rule 4200 of the NASDAQ Stock Market, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934 to determine whether the directors of the Company are independent or not.

Applying the NASDAQ standards, the Board of Directors has determined that Mr. Ruddy and Mr. Wilson are independent. The following persons who served as directors of the Company during 2009 were not independent: Johan Smith and Barry Kemble. The Company does not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal year ended December 31, 2009 by GHP Horwath, P.C. were $35,000.  The aggregate fees billed for our fiscal year ended December 31, 2008 by AJ Robbins, P.C. were $27,638.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2009 and 2008 for any audit related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2009 and 2008.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2009 and 2008 respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC.

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi****

10.3	Nathaniel Energy Corporation 2005 Equity Participation Plan*

10.4	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Mr. Timothy Ruddy

10.5	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Mr. Richard Strain

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)*****

14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)*****

21.	Subsidiaries

31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Interim Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference.

** Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 21, 2007 and incorporated herein by reference.

*** Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 6, 2005.

**** Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.

***** Denotes document filed as an exhibit to our Annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

VISTA INTERNATIONALTECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Vista International Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Vista International Technologies, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $348,000 and used net cash in operating activities of approximately $275,000 in 2009, and has a working capital deficit of approximately $2.7 million and an accumulated deficit of approximately $64.7 million at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

Denver, Colorado
April 13, 2010

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

/s/ AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 8, 2009

Vista International Technologies, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$20,444	$13,698
Accounts receivable, net	51,871	4,643
Prepaid expenses	14,791	21,531
Restricted cash	29,757	23,422
Total current assets	116,863	63,294
Deposits	11,431	21,167
Property and equipment, net	345,860	510,865
Intangible assets, net	30,916	35,195

Total assets	$505,070	$630,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,218,697	$1,577,932
Accrued compensation and payroll	624,552	426,823
Accrued interest	153,375	99,411
Notes payable- related party	168,400	66,900
Notes payable and capital leases	102,302	194,660
Notes payable - stockholder	592,752	500,000
Total current liabilities	2,860,078	2,865,726
Notes payable and capital lease, less current portion	16,713
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.001 par value; 200,000,000 shares authorized;
106,841,764 and 103,002,366 shares issued and outstanding at December 31, 2009 and 2008, respectively	106,844	103,002
Additional paid-in capital	62,171,362	61,994,691
Common stock to be issued	32,000	1,048
Accumulated deficit	(64,681,927)	(64,333,946)
Total stockholders’ deficit	(2,371,721)	(2,235,205)
Total liabilities and stockholders’ deficit	$505,070	$630,521

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$806,034	$54,582

Cost of revenue	491,186	481,220

Environmental remediation	(207,712)	(428,631)

Gross profit	522,560	1,993

Operating expenses:
Selling, general and administrative expenses	977,677	954,078

Loss from operations	(455,117)	(952,085)

Other income (expense):

Gain on extinguishment of liabilities	175,443	—
Gain (loss) on disposal of property and equipment	1,000	(2,700)
Interest expense	(69,307)	(51,386)
	107,136	(54,086)

Net loss	$(347,981)	$(1,006,171)

Net loss per share, basic and diluted	*	$(0.01)
Weighted average common shares outstanding	103,722,336	96,238,844

* less than ($.01) per share

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

			Additional Paid-in Capital				Stockholders’ Equity (Deficit)
	Common	Stock		Shares to be issued		Accumulated Deficit
	Shares	Amount		Shares	Amount

Balances, January 1, 2008	90,731,596	$90,731	$61,257,476	5,891,027	$5,891	$(63,327,775)	$(1,973,677)

Issuance of common stock for services	750,000	750	74,250	—	—	—	75,000

Issuance of shares in private offering	11,520,770	11,521	662,965	(4,824,810)	(4,843)	—	669,643

Net loss for the year ended December 31, 2008	—	—	—	—	—	(1,006,171)	(1,006,171)

Balances, December 31, 2008	103,002,366	$103,002	$61,994,691	1,066,217	$1,048	$(64,333,946)	$(2,235,205)

Issuance of common stock for services	1,341,113	1,343	81,122	—		—	82,465

Issuance of shares in private offering	2,498,285	2,499	95,549	(531,217)	30,952	—	129,000

Net loss for the year ended December 31, 2009	—	—	—	—	—	(347,981)	(347,981)

Balances, December 31, 2009	106,841,764	$106,844	$62,171,362	535,000	$32,000	$(64,681,927)	$(2,371,721)

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
 Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(347,981)	$(1,006,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,984	173,159
Stock issued for services	82,465	75,000
Allowance for bad debt	1,765
Environmental remediation	207,712	481,220
(Gain) loss on disposal of property and equipment	(1,000)	2,700
Gain on extinguishment of liabilities	(175,443)
Impairment loss	35,162	—
Interest expense		56,820
Changes in assets and liabilities:
Accounts receivable, net	(48,993)	60,943
Prepaid expenses	6,740	102,655
Deposits and restricted cash	3,401	(5,429)
Accounts payable and accrued expenses	(211,397)	(537,801)
Net cash used in operating activities	(274,585)	(596,904)

Cash flows from investing activities:
Equipment and intangible asset purchases	(10,613)	(64,907)

Proceeds from sale of equipment	1,000	—
Net cash used in investing activities	(9,613)	(64,907)

Cash flows from financing activities:
Payments on debt	(56,456)	(70,051)
Proceeds from issuance of common stock	129,000	669,643
Proceeds from related party notes	218,400	66,900
Net cash provided by financing activities	290,944	666,492
Increase in Cash	6,746	4,681

Cash at beginning of period	13,698	9,017
Cash at end of period	$20,444	$13,698

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,572	$5,206

Income taxes	$—	$5,000

Non cash financing activities:

Stock issued for services	$82,465	$75,000

Equipment purchased with debt	$28,249	$—

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

1. Organization, Nature of Operations, Going Concern and Management’s Plans

Organization

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

Nature of Operations

The Company is focusing its business on two areas which are presently conducted in two separate facilities:

●	Tire processing operation in Hutchins, Texas, and
●	Renewable energy and waste to energy (WTE) utilizing the Company’s Thermal Gasifier™ technology and corporate from the Company’s offices in Denver, Colorado.

 Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reporting segment.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Going Concern and Management’s Plans

The Company had a net loss of $347,981 for the year ended December 31, 2009. At December 31, 2009 the Company had a working capital deficit of $2,743,215, and an accumulated deficit of $64,681,927. The Company is currently in default on notes payable of $685,204. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Management’s Plans

 Management plans to focus the Company’s resources in four key areas:

• Development of core business opportunities
• Thermal Gasifier ™ engineering design
• Improvements and additional equipment investment for the Hutchins, TX tire processing facility
• Attracting strategic investment

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, so as to continue providing increasing revenues, and a positive cash flow for the Company. It is management’s belief that by improving all facets of Company operations, we will be better situated to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

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

On August 11, 2009, the Company entered into a Line of Credit Agreement (the “Line”) with Mr. Richard Strain, a significant shareholder. The purpose of the Line, which is for up to $375,000, is to allow the Company to consolidate some of its outstanding debts.  As of December 31, 2009, the Company has drawn approximately $100,000 against the Line.  No additional draws have occurred subsequent to December 31, 2009.

On August 12, 2009 the Company engaged the services of a third party consultant to assist the Company with negotiating and settling Company liabilities, and to perform certain legal services for the Company.  Significant progress was made in the settlement of judgments and other liabilities. Through December 31, 2009, the Company settled indebtedness of approximately $100,900, and included settlement gains of approximately $57,000 on extinguishment of liabilities.  Subsequent to December 31, 2009 indebtedness of approximately $159,000 was settled for approximately $80,600.

During the year ended December 31, 2009, the Company also received $129,000 from the sale of 1,967,068 shares of Company stock.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2. Significant Accounting Policies:

Principles of Consolidation

The financial statements include the accounts of Vista International Technologies, Inc. and its wholly-owned subsidiary Cleanergy, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Nathaniel energy Oklahoma Holdings Corporation (“NEOH”), the Company’s subsidiary, was dissolved effective July 23, 2009. The assets of NEOH were sold in April 2006 and the subsidiary was inactive from the date it sold its assets until it was dissolved.

Restricted Cash

Cash balances used to fund particular projects, including amounts underlying a letter of credit for environmental cleanup and cash held in a trust account, which are not authorized or available for general corporate purposes, are classified as restricted cash.

Accounts Receivable and Concentration of Credit Risk

The Company provides an allowance for estimated uncollectible accounts receivable. As of December 31, 2009, the Company recorded an allowance for doubtful accounts of $1,765 ($0 at December 31, 2008). The Company routinely assesses the financial strength of its customers as part of its consideration of accounts receivable collectability by performing credit evaluations of customers. Trade receivables are not collateralized. The Company generally grants credit terms to certain customers ranging from 20 to 30 days.

One customer comprised approximately 85% of the accounts receivable balance at December 31, 2009. One customer comprised approximately 56% or more of accounts receivable at December 31, 2008.

Two customers comprised approximately 47% and 12% of revenues for the year ended December 31, 2009 and two customers comprised approximately 39% or more of revenues for the year ended December 31, 2008.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash and certificates of deposit held at commercial banks and institutions primarily in the United States, and trade receivables from the Company’s customers. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Property and Equipment

Property and equipment purchased or constructed is recorded at cost. Direct costs, such as labor and materials, and indirect costs, such as overhead used during construction are capitalized. Major units of property replacements or improvements are capitalized and minor items are expensed. Gain or loss is recorded in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired. Depreciation is provided for using the straight-line method. Estimated useful lives of the assets used in the computation of depreciation are as follows:

Machinery and equipment	2-5 years
Buildings and improvements	2-15 years
Vehicles	5 years

Long-Lived Assets

The Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Management uses significant judgments, assumptions and estimates to calculate future cash flows expected to be generated by the assets under impairment review. During the years ended December 31, 2009 and 2008, impairment losses of $35,162 and $0, respectively were included in selling, general and administrative expense.

Identifiable Intangible Assets

Intangible assets consist of patents for our Thermal Gasifier™ technology. The Company reports intangible assets at cost, net of accumulated amortization. The Company amortizes intangible assets over their estimated useful lives of ten years.

Revenue Recognition

Our tire fuel processing and storage facility recognizes revenue in two ways. First when waste tires are accepted at the facility we receive a disposal fee (“tipping fees”) and secondly from the sale of unprocessed whole tires. The revenues from tipping fees are fully earned when the waste tires are accepted at the facility and the revenues from tire sales are recognized when delivered to the end user.

Revenue from the sale of our Thermal Gasifiers™ is to be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.  We have recognized no revenue from the sale of our Thermal Gasifiers™ during the years ended December 31, 2009 or 2008.

Research and Development

Third party research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the years ended December 31, 2009 and 2008, we incurred $92,000 and $0, respectively for third party research and development expense.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring the cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date the parties agree on the terms of the equity compensation and a performance commitment has been established or completion of performance by the provider of goods or services.

Fair Value Measurement

The fair values of cash, restricted cash (certificates of deposits), accounts receivable, notes payable and capital leases and accounts payable approximate carrying value because of the immediate or short-term maturity of these financial instruments. The fair value of payables to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.

The Company values its financial assets and liabilities utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

At December 31, 2009 and 2008, there were no financial assets and liabilities other than cash (Level 1), and certificates of deposits (Level 2).

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008
Income Taxes

The Company accounts for income taxes under the asset and liability method, which results in the Company recognizing deferred tax assets and liabilities for the expected impact of differences between the financial statement basis and the tax basis of assets and liabilities.

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

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for the year 2005 and thereafter. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009 and 2008, the Company has no accrued interest or penalties related to uncertain tax positions

Net Loss Per Share

The computation of basic earnings per share (“EPS”) is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. During the periods presented, the Company had no potentially dilutive securities outstanding.

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

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company implemented the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent consideration and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. The adoption of the revised guidance will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the authoritative guidance’s effective date of January 1, 2009.

Effective January 1, 2009, the Company implemented the FASB’s revised authoritative guidance for consolidation, which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Effective January 1, 2009, the Company adopted the FASB’s revised authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted authoritative guidance which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the substance of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification.

3. Gain on Extinguishment of Liabilities

During the fourth quarter of 2009, the Company identified the following matters that originated prior to January 1, 2009 related to accrued liabilities and debt as follows;

•	accruals of approximately $49,000 that had previously been settled;
•	accruals of approximately $120,000 in accordance with a planned maintenance schedule, which management determined should have been recorded when incurred; and
•	debt of approximately $70,000 that was not due as it contained contingent payment clauses, and the related contingencies were not met.

The Company has determined that the impact of these matters is not material to any prior annual or interim consolidated financial statements. Included in the 2009 net loss is a decrease in cost of revenue of approximately $120,000 and a gain on extinguishment of liabilities of approximately $119,000 as a result of these items.

4. Property and Equipment

Following is a summary of property and equipment at December 31, 2009 and 2008:
	2009	2008
Machinery and equipment	$601,669	$572,967
Buildings	43,575	43,575
Vehicles	19,114	14,614
Land	51,085	51,085
Furniture, fixtures and equipment	44,748	74,249
Leasehold Improvements	218,212	218,212
	978,403	974,702
Less accumulated depreciation	(632,543)	(463,837)
Net book value	$345,860	$510,865

Depreciation expense was $168,705 and $168,880 for the years ended December 31, 2009 and 2008, respectively.

5. Intangible Assets

The Company owns three U.S. patents, two pending U.S. patent applications and two pending European patent applications covering the Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The three U.S. patents expire on September 6, 2011, December 4, 2012, and February 4, 2022. At December 31, 2009 and 2008, intangible assets are as follows:

	2009	2008
Patents and other	$57,428	$57,428
Less accumulated amortization	(26,512)	(22,233)
Intangible assets, net	$30,916	$35,195

Amortization expense for each of the years ended December 31, 2009 and 2008 was $4,280. The estimated annual amortization expense for each of the next five years is approximately $4,300 per year.

6. Notes Payable

At December 31, 2009 and 2008, the Company had the following promissory notes outstanding:

	2009	2008

3.68% installment note, secured by equipment, in default	$75,452	$75,452
8.56% installment note, secured by equipment, due August 2013	22,063
9.09% capital lease, secured by software	—	19,586
15% promissory notes payable to individuals, due on demand, in default	17,000	17,000
Non-interest bearing unsecured promissory note	—	70,000
Non-interest bearing promissory note payable to a vendor, secured by vehicle, due August 2010	4,500	—
Promissory note payable to a vendor	—	12,622
Total notes payable and capital leases:	119,015	194,660
Less: current maturities	102,302	194,660
Notes payable and capital leases	$16,713	—

Maturities of long-term debt at December 31, 2009 are as follows:

Year ending December 31,
2010	$102,302
2011	5,827
2012	6,346
2013	4,540
$119,015

Vista International Technologies, Inc
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

7. Related Party Transactions

At December 31, 2009, Note Payable to stockholder consists of notes payable of $500,000 due to Mr. Richard Strain, together with approximately $100,000 due to Mr. Strain under an August 11, 2009 Line of Credit Agreement (the “Line”) executed with Mr. Strain, a significant shareholder. The purpose of the Line, which is for up to $375,000, was to allow the Company to consolidate some of its outstanding debt. The Line bears interest at 9% per annum, and repayments of $8,000 per month commenced on October 1, 2009.  The Company may prepay the funds at any time without penalty. Full repayment of the Line is required by December 31, 2011. The Line is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of December 31, 2009.

The notes of $500,000 bear interest at the annual rate of 9%, with interest payable quarterly and were due on various dates through November 2007. The notes are secured by a first priority security interest in Company assets.  The notes are in default and a default notice has been received. Mr. Strain has agreed to defer collection on the notes until December 31, 2010. Interest expense on the Notes for the years ended December 31, 2009 and 2008 was $47,188 and $45,000, respectively.

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the fourth quarter of 2008. As of December 31, 2009, that total was $168,400 and accrued interest at December 31, 2009 was $10,753. The loans bear interest at 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made.  On January 28, 2010, Mr. Ruddy advanced an additional $25,000 to the Company as a short term interest free loan and the Company has repaid $10,000.

Included in fixed assets and capital lease obligations at December 31, 2009 is equipment valued at $25,458 leased by Mr. Ruddy on the Company’s behalf.

8. Income Taxes

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2009	December 31, 2008
Computed “expected” income tax expense (benefit) at approximately 37%	$(104,000)	$(372,000)

Permanent differences	(20,000)	9,000

Discretionary change in valuation allowances of deferred income taxes	124,000	363,000
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Federal net operating loss	$5,377,000	$5,397,000
Depreciation and amortization	52,000	—
Accrued Payroll	262,000	—
Total gross deferred tax assets	5,691,000	5,397,000
Less : Valuation allowance	(5,691,000)	(5,397,000)
Net deferred tax assets	$—	$—

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a federal net operating loss carry forward available to offset future taxable income of approximately $14,505,000, which expires between 2020 and 2029.  Approximately $12,300,000 of these losses are limited under the change in control provisions of Internal Revenue Code Section 382. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2009. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

9. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2009.

Common Stock

During the year ended December 31, 2009, the Company received approximately $129,000 cash for 2,240,769 shares of common stock with 535,000 of these shares classified as common stock to be issued on the December 31, 2009 consolidated balance sheet.

During the year ended December 31, 2009, pursuant to a consulting agreement dated June 11, 2009, the Company issued, to a consultant, 568,473 shares of restricted common stock valued at $34,055 based on the market price of the Company’s common stock.  Additionally, the Company issued 772,640 shares of stock valued at $466,358 based on the market price of the Company’s common stock for legal expenses incurred during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company received approximately $669,643 for which we have issued 11,520,770 shares of our common stock, and an obligation to issue an additional 792,516 shares of common stock. These shares are classified as common stock to be issued on the December 31, 2008 consolidated balance sheet.

On January 28, 2008, the Company issued an aggregate of 750,000 restricted shares of its common stock valued at $75,000 to American Capital Venture, Inc. (and its affiliates) (collectively “ACV”) for an investor relations services contract for 2008. Under the contract, ACV was to plan, coordinate, establish and manage an investor relations program for the benefit of the Company.

10. Commitments and Contingencies

Litigation and Claims

The Company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The Company is required to issue to the employee 285,000 shares of common stock, $.001 par value of the Company upon the Company effectuating a stock split. To date the stock split has not taken place. The Company has been named in a suit by the former employee alleging that the Company reneged on its obligation to issue shares to the employee. The Company intends to vigorously defend this suit and believes that no such shares are issuable as their issuance is contingent upon a stock split. Accordingly no amounts have been accrued in relation to this matter as of December 31, 2009.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Environmental Liability

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (TCEQ). At December 31, 2009, the Company has approximately 1,400 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. To date, we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a longer term need for this material in their operation and the Company expects to remove the majority of the material in 2010.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit and a certificate of deposit (approximately $170,000 at December 31, 2009) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 23, 2010 and December 10, 2010.  Included in the financial assurance of $170,000 at December 31, 2009, is a certificate of deposit for $150,000 owned by Mr. Ruddy, a Director of the Company.  The Company has no other asset retirement obligations.  At December 31, 2009, we have accrued $142,000 for the cost of disposing of this material. At December 31, 2008 the estimated liability was $349,540. The change in the liability of $207,712 during the year ended December 31, 2009 has been credited to earnings.

11. Lease Commitments

The Company leases an office facility under a non-cancelable operating lease that expires on December 31, 2010 with an option to renew for two additional years.   At December 31, 2009, the Company was obligated to pay $22,428 for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms of less than one year.

Rent expense for operating leases, including month-to-month rentals, was $45,904 and $68,685 for the years ended December 31, 2009 and 2008, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: April 15, 2010	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Interim Chief Executive Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Thomas P. Pfisterer Thomas P. Pfisterer	Interim Chief Executive Officer and Director, (Principal Executive Officer and Principal Accounting Officer)	April 15, 2010

/s/ Timothy D. Ruddy Timothy D. Ruddy	Director	April 15, 2010

/s/ Rick Wilson Rick Wilson	Director	April 15, 2010