Form 10-Q
period 2010-03-31
Vista International Technologies Inc
filed 2010-05-24
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2010; or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒.

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒.

As of May 24, 2010, Vista International Technologies, Inc. had outstanding 106,841,764 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS

Current assets
Cash	$75,118	$20,444
Accounts receivable, net	17,588	51,871
Prepaid expenses	2,080	14,791
Restricted cash	27,557	29,757

Total current assets	122,343	116,863
Deposits	11,431	11,431
Property and equipment, net	322,586	345,860
Intangibles, net	29,846	30,916
Total assets	$486,206	$505,070

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,087,613	$1,218,697
Accrued compensation and payroll liabilities	643,061	624,552
Accrued interest	170,551	153,375
Notes payable to related parties	183,400	168,400
Notes payable - stockholder	592,752	592,752
Notes payable and capital leases	99,716	102,302

Total current liabilities	2,777,093	2,860,078

Notes payable and capital leases, less current portion	15,303	16,713

Total liabilities	2,792,396	2,876,791

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized;	--	--
106,841,764 shares issued outstanding at March 31, 2010 and December 31, 2009	106,844	106,844
Additional paid-in capital	62,171,362	62,171,362
Common stock to be issued	112,000	32,000
Accumulated deficit	(64,696,396)	(64,681,927)

Total stockholders’ deficit	(2,306,190)	(2,371,721)

Total liabilities and stockholders' deficit	$486,206	$505,070

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2010 (unaudited)		For the Three Months Ended March 31, 2009 (unaudited)

Revenues		$218,069		$94,881

Cost of revenue		110,177		84,314

Gross profit		107,892		10,567

Operating expenses:
Selling, general and administrative expenses		218,821		198,988

Loss from operations		(110,929)		(188,421)

Other income (expense):

Interest expense		(17,837)		--
Gain on extinguishment of liabilities		64,530		--
Other Income		49,768		(12,864)

Net loss		$(14,468)		$(201,285)

Net loss per share, basic and diluted	$	*	$	*

Weighted average common shares outstanding		106,841,764		103,002,366

* less than ($0.01) per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2010 (unaudited)	For the Three Months Ended March 31, 2009 (unaudited)
Cash flows from operating activities:
Net loss	$(14,468)	$(201,285)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	35,091	42,821
Stock issued for services		2,050
Other income (Note 5)	13,176	--
Gain on extinguishment of liabilities	(64,530)	--
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	34,283	(7,977)
Prepaid expenses	12,711	21,094
Restricted cash	2,200	--
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(30,869)	87,171
Net cash used in operating activities	(12,406)	(56,126)

Cash flows from investing activities:
Equipment and intangible asset purchases	(23,925)	--
Net cash used in investing activities	(23,925)	--

Cash flows from financing activities:
Payments on debt	(3,995)	(12,622)
Proceeds from related party notes	25,000	57,000
Payment on related party notes	(10,000)	--
Proceeds from common stock to be issued	80,000	--
Net cash provided by financing activities	91,005	44,378

Net increase (decrease) in cash	54,674	(11,748)

Cash at beginning of period	20,444	37,120

Cash and at end of period	$75,118	$25,372

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2010 and 2009
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiary of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

We are in the business of developing, commercializing and operating renewable energy and waste-to-energy technologies and projects. Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels. We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.

The Company is focusing its business in two areas, which is presently conducted in two separate facilities:

●	tire processing and storage operations in Hutchins, Texas, and
●	renewable energy and waste-to-energy utilizing the Company’s Thermal Gasifier™ technology and corporate/administrative offices in Englewood, Colorado

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of approximately $14,500 for the three months ended March 31, 2010. At March 31, 2010, the Company had a working capital deficit of approximately $2,655,000, and an accumulated deficit of approximately $64,696,000.

Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.  There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Management plans to focus the Company’s resources in four key areas:

•	Thermal Gasifier™ engineering design,
•	Improvements and additional equipment for the Hutchins, Texas tire processing and storage facility,
•	Development of core business opportunities, and
•	Attracting strategic investment

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is being placed on the improvement of the tire processing operation at our Hutchins, Texas facility to increase production and reduce operating costs, so as to continue providing increasing revenues and a positive cash flow for the Company. It is management’s belief that by improving all facets of Company operations, we will be better situated to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute our complete business plan. We are seeking additional funding for the activities described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding at the present time. Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company will be required to scale back or discontinue its technology and product development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products or to discontinue its operations entirely.

On August 3, 2009, the Company entered into an agreement with Ing. Gianfranco Licursi, an experienced engineer in the waste-to-energy industry, based in Northern Italy, for the purpose of advancing the Thermal Gasifier™ technology.  This engineer will serve as a consultant in conjunction with Mustang Consulting on the engineering design and preparation of an MFG-8, Thermal Gasifier™ for fabrication. Once the fabrication of this gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes. This consultant along with Mustang Consulting is working with Hextra Group, S.r.l., (“Hextra”), a well-established engineering design and fabrication company in Italy for the completion of this demonstration gasifier unit.  As part of the agreement, Hextra is fabricating the demonstration gasifier unit at their own expense.  Hextra will fabricate and co-market a smaller version of the Thermal Gasifier™ to take advantage of well established markets within Italy.  For each gasifier placed into service, the Company will receive a license fee.  It is projected that Hextra will introduce the small Thermal Gasifier™ to the Italian market by mid-year 2011.

On August 11, 2009, the Company entered into a Line of Credit Agreement (the “Line”) with Mr. Richard Strain, a significant shareholder. The purpose of the Line, which is for up to $375,000, is to allow the Company to consolidate some of its outstanding debt. As of March 31, 2010, the Company had drawn approximately $93,000 against the Line.

On August 12, 2009, the Company engaged the services of a third party consultant to assist the Company with negotiating and settling Company liabilities, and to perform certain legal services for the Company.  During the three months ended March 31, 2010, indebtedness of approximately $147,000 was settled for approximately $83,000.

Revenue Recognition

Our tire fuel processing and storage facility recognizes revenue in two ways: from disposal fees (also known as “tipping fees”), which we receive when waste tires are accepted at the facility, and from the sale of unprocessed whole tires. The revenue from tipping fees is fully earned when the waste tires are accepted at the facility, and the revenue from tire sales is recognized when delivered to the end user.

Revenue from the sale of our Thermal Gasifiers™ is to be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.  We recognized no revenue from the sale of our Thermal Gasifiers™ during the three months ended March 31, 2010 and 2009.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassification

Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements in order to conform them to the current period’s presentation.

2. Notes Payable

At March 31, 2010, the Company had the following promissory notes outstanding:

3.68% installment note, secured by equipment, in default	$75,452
8.56% installment note, secured by equipment, due August 2013	20,767
15% promissory notes payable to individuals, due on demand, in default	17,000
Non-interest bearing promissory note payable to a vendor, secured by vehicle, due August 2010	1,800
Total notes payable and capital leases:	115,019
Less: current maturities	99,716
Notes payable and capital leases	$15,303

3. Related Party Transactions

At March 31, 2010, Note payable to stockholder consists of notes payable of $500,000, together with approximately $93,000 due to Mr. Strain, a significant shareholder, under the Line. The purpose of the Line, which is for up to $375,000, is to allow the Company to consolidate some of its outstanding debt. The Line bears interest at the rate of 9% per annum and repayment of $8,000 per month commenced in October 1, 2009. The Company has not made these scheduled payments and the Line is in default.  The Line is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of March 31, 2010.  Interest expense on the Line was approximately $2,000 for the three months ended March 31, 2010.

The notes of $500,000 bear interest at the annual rate of 9%, with interest payable quarterly, and were due on various dates through November 2007. The notes are secured by a first priority security interest in the Company’s assets.  The notes are in default, and a default notice has been received. Mr. Strain has agreed to defer collection on the notes until December 31, 2010. Interest expense on the notes for the three months ended March 31, 2010 and 2009 was $11,097 and $11,313, respectively.

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the fourth quarter of 2008. As of March 31, 2010, that total was $183,400, and accrued interest at March 31, 2010 was $14,305. The loans bear interest at the rate of 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made.

Included in fixed assets and capital lease obligations at March 31, 2010 is equipment valued at $22,640 leased by Mr. Ruddy on the Company’s behalf.

4. Stockholders’ Equity

Common Stock

Three months ended March 31, 2010

During the three months ended March 31, 2010, the Company received $80,000 in cash from various investors for 1,833,333 shares of restricted common stock. The share issuances were approved by the Board of Directors on April 20, 2010, and are expected to be issued during the second quarter of 2010.  Subsequent to March 31, 2010, the Company received an additional $15,000 for 500,000 shares.

5. Other Income

In February 2010, the processing facility in Hutchins, Texas, collapsed from a heavy snow storm and is in the process of being rebuilt.  The facility was fully insured to cover the processing building, equipment damages, lost production and lost revenue.

During the three months ended March 31, 2010, the Company received cash proceeds of approximately $91,000 and recognition of a gain on involuntary conversion of approximately $49,800 (which includes the building write off of approximately $13,200 and costs incurred to prepare the site for the new building of approximately $28,000) as other income on the statement of operations.

6. Commitments and Contingencies

Litigation and Claims

The Company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The Company is required to issue to the employee 285,000 shares of common stock, upon the Company effectuating a stock split. To date, the stock split has not taken place. The Company has been named in a suit by the former employee alleging that the Company reneged on its obligation to issue shares to the employee. The Company intends to vigorously defend this suit and believes that no such shares are issuable as their issuance is contingent upon a stock split. Accordingly no amounts have been accrued in relation to this matter as of March 31, 2010.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items.

Environmental Liability

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”). At March 31, 2010, the Company had approximately 1,400 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. To date, we have been able to dispose of this material to a municipal landfill site that is using the material as filter and bedding material. The municipality has expressed a long-term need for this material in their operation, and the Company expects to remove the majority of the material in 2010.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit and a certificate of deposit (approximately $170,000 at March 31, 2010) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 23, 2010 and December 10, 2010.  Included in the financial assurance of $170,000 at March 31, 2010 is a certificate of deposit for $150,000 owned by Mr. Ruddy, a director of the Company.  The Company has no other asset retirement obligations.  At March 31, 2010, we had accrued $142,000 for the cost of disposing of this material.

7. Subsequent Events

Subsequent events have been evaluated through May 24, 2010, which is the date that the financial statements were issued.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended March 31, 2010, compared with the operating results for the period ended March 31, 2009.

Company Overview

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels worldwide. We plan to focus on our main business model with regard to the commercialization of our Thermal Gasifier™ technology-building, owning and operating waste-to-energy plants, either on our own or with joint venture partners, or providing “turn-key” plants for licensed end-users. Our tire fuel processing operation generated 100% of revenue from continuing operations, or $218,069 and $94,881 during the three months ended March 31, 2010 and 2009, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2010 or 2009. Our long-term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology. As a result, the majority of our engineering resources are focused on this business.

Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders.

We are developing our internal resources and business alliances and advancing our business development activities to secure energy infrastructure and waste-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. A number of these opportunities have been discovered, and management is endeavoring to secure the rights to these projects or formulate strategic alliances with project development partners.  We are also engaged in ongoing discussions with potential waste-to-energy projects in the northeastern United States and Colorado.  The Company is working toward letters of intent with the owners of these potential projects that will utilize our next generation Thermal Gasifier™ design. We plan to diversify the technology to several vertical markets that include the organic fractions from Municipal Solid Waste and Municipal Sewer Sludge, in addition to Animal Waste and Agricultural Waste (or Biomass).

Additionally, we will seek project funding, in some cases with joint venture partners, that will be based on the size, configuration and business structure of the project.

We anticipate that the time frame from identification of a project to completion will be 18 to 24 months, provided we obtain the requisite project financing and appropriate environmental permits.

Subject to being able to obtain funding, we plan to invest necessary capital to improve operations at our tire fuel processing facility in Hutchins, Texas during 2010. The tire fuel processing facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.

In August 2007, our tire processing equipment accidentally jammed, damaging one major piece of equipment and causing the processing line and the tire processing facility to shut down. At that time, management decided to purchase new tire processing equipment as the cost of new equipment was not significantly more than the cost of repairing the damaged equipment. New equipment had not been ordered as of March 31, 2010 due to the current economic climate and the low demand for tire derived fuel. During 2010, the Company has not been producing any tire derived fuel due to an economic downturn that has caused the major tire derived fuel customers to cut back on their alternative fuel usage.  Instead of purchasing new equipment to produce tire derived fuel, the Company has been working with the City of Dallas landfill to provide partially shredded tires as a leachate material and for landfill cover.   The landfill allows the Company to dispose of the partially shredded tires at a zero disposal cost.  The only cost associated with this program is the cost of hauling the material, which is within ten miles of the tire processing facility. This arrangement with the landfill allows the company to increase its throughput due to only partially shredding the waste tires, which enables the facility to accept more incoming waste tires, thereby increasing the tipping fee revenue significantly.

Our tire processing operation in Texas is subject to regulation by the TCEQ. We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires. The Company’s permit renewal was approved by the TCEQ on April 30, 2010 for another five (5) year period.

We continue to maintain our tire processing facility to meet the requirements of the TCEQ’s regulations, however, should we be unable to continue to fund our assurance to maintain compliance, we could lose our permit to operate the facility.

We improved operations and continued to remove stockpile tire shreds, whole tires and waste material during the first three months of 2010 that previous management had allowed to accumulate at the tire processing facility.

We commenced receiving and partially processing waste tires in August 2008, and have seen volumes of waste tires that we accept increase monthly up to approximately 1,400 tons per month. Management recognizes that these volumes are subject to seasonal fluctuations, and will seek to maintain established minimum volumes, so as to guarantee steady revenue streams going forward.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenue

For the three months ended March 31, 2010, revenue was $218,069, compared to $94,881 for the three months ended March 31, 2009, an increase of $123,188 or approximately 130%. The increase in revenue was due to a long-term agreement with a major transporter signed during the third quarter of 2009.

Cost of revenue

Cost of revenue was $110,177 for the three months ended March 31, 2010, compared to $84,314 for the three months ended March 31, 2009, an increase of $25,863 or approximately 31%. The increase in cost of revenue was due to an increase in operations and related operating expenses at the facility.  In particular, the increase was due to an increase in fuel cost of approximately $9,300 and an increase in outside service of approximately $32,600 for increased hauling cost related to our TCEQ permit compliance, offset by a decrease in depreciation of approximately $7,400 and a decrease in business insurance of approximately $8,600.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $218,821 for the three months ended March 31, 2010, compared to $198,988 for the three months ended March 31, 2009, an increase of $19,833 or approximately 10%. The increase in selling, general and administrative expenses is due primarily to an increase of approximately $10,500 in business insurance cost, an increase in professional, legal and accounting costs of approximately $19,400 and an increase of approximately $14,200 in consulting and labor expenses, offset by a decrease in penalties and fines of approximately $17,500 and a decrease in office rent of approximately $6,800.

Other income

Other income of approximately $50,000 is comprised of insurance proceeds net of initial costs to demolish and prepare the site to rebuild the tire processing facility in Hutchins, Texas that suffered snow damage in February, 2010. The Company filed an insurance claim for damages and received initial proceeds of approximately $91,000. The Company will incur additional costs during the construction of the replacement building, scheduled to be completed by the end of June, 2010.

Gain on extinguishment of liabilities

During the three months ended March 31, 2010, gain on extinguishment of liabilities of approximately $64,000 was comprised of indebtedness of approximately $147,000 that was settled for approximately $83,000.

Interest expense

Interest expense was $17,837, during the three months ended March 31, 2010, compared to $12,864 during the three months ended March 31, 2009, an increase of $4,973 or 39%.

Net loss

For the reasons above, net loss for the three months ended March 31, 2010 was $14,468, a decrease of $186,817 or approximately 93%, compared to the net loss of $201,285 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Going Concern

Our consolidated financial statements for the quarter ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The report of our Independent Registered Public Accounting Firm as of and for the year ended December 31, 2009 includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have a net loss of approximately $14,500 and net cash used in operations of approximately $12,400 for the quarter ended March 31, 2010, a working capital deficit of approximately $2,654,750, an accumulated deficit of approximately $64,696,000 and a total stockholders’ deficit of approximately $2,306,000 at March 31, 2010.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

At March 31, 2010, the Company had a negative working capital of $2,654,750 and a cash balance of $75,118. The Company’s negative working capital balance is due primarily to the curtailment of its full operations and consequential reduction in cash flows at its tire fuel processing and storage facility in Hutchins, Texas, the inclusion of a liability of $142,000 for cleanup costs at the Hutchins, Texas facility, and the current liability classification of its notes payable due to default.

For the three months ended March 31, 2010, the net cash used in operating activities of $12,406 consisted primarily of the net loss of $14,468 and a decrease in accounts receivable of $34,283, a decrease in prepaid expenses of $12,711 and non cash depreciation and amortization expense of $35,091, offset by a decrease in accounts payable of $30,869, the write off of the tire processing production building in Hutchins, Texas of $13,176, and gain on extinguishment of liabilities of $64,530.

For the three months ended March 31, 2010, the net cash used in investing activities was $23,925 for purchases of equipment and intangible assets.

Net cash provided by financing activities was $91,005 for the three months ended March 31, 2010, and it consisted primarily of $80,000 of proceeds from the issuance of common stock and a $15,000 loan from a related party (net of a repayment of $10,000).

We are exploring financing options with investors and lenders that we expect will provide additional capital, either as debt or as an equity contribution, to us during the remainder of 2010 for the purpose of funding ongoing operations, investing in new equipment for our tire fuel processing operations and advancing our Thermal Gasifier™ technology.  However, we have not reached any terms for financing and we cannot assume that we will be able to secure financing at all, and if we are able to do so, we cannot predict what the terms of financing will be.

We expect that our current revenue levels will not be sufficient to sustain our present level of operations for the foreseeable future. The Company believes it will need to secure additional investment capital within the next few months to continue development of the next generation Thermal Gasifier ™ and provide adequate funds to execute the current business plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principle, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2009, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act and, therefore, management could not certify that these controls were properly implemented. As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•
The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in our Exchange Act reports was accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
Due to the nature and size of the Company’s current operations, there is lack of segregation of duties in financial reporting. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report.

Changes in Internal Control over Financial Reporting.

The Company hired a full time Vice President of Finance/Controller on January 18, 2010.

There were no other changes in our internal control  over  financial reporting  during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None other than that disclosed in our Annual Report on Form 10-K filed on April 15, 2010.  There have been no material developments in that proceeding since that filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, the Company received $80,000 in payments from private individuals for 1,833,333 shares of common stock.  The proceeds from these sales were used for payment of corporate overhead and expenses.  On April 20, 2010, the Company authorized the issuance of the stock certificates for 2,868,333 shares (which includes the 1,833,333 above and 500,000 shares purchased during the second quarter of 2010 and 535,000 shares purchased in December 2009).

The foregoing issuances were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.  We did not use any underwriter or placement agent in these transactions and did not pay anyone commission or other compensation in connection with these issuances.  These issuances were made directly by us to persons with whom our management had direct contact and a pre-existing relationship.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).1	Certificate of Incorporation*
3(i).2	Articles of Amendment to the Articles of Incorporation, filed on August 6, 1999*
3(i).3	Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002*
3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*
3 (i).5	Certificate of Amendment to Certificate of Incorporation, filed on November 13, 2007**
3(ii).1	Amended and Restated By-Laws***
10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC.*****
10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Ing. Gianfranco Licursi****
10.3	Nathaniel Energy Corporation 2005 Equity Participation Plan*
10.4	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Mr. Timothy Ruddy*****
10.5	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Mr. Richard Strain*****
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

***** Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: May 24, 2010	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Executive Officer and Principal Accounting Officer