Form 10-Q/A
period 2010-03-31
Vista International Technologies Inc
filed 2010-05-25
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 24, 2010, to include the certifications identified as Exhibits 31 and 32 in the original filing, which exhibits were inadvertently omitted.  All other information included in the original filing remains unchanged.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: May 25, 2010	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Executive Officer (and Principal Accounting Officer)