Form 10-Q
period 2010-06-30
Vista International Technologies Inc
filed 2010-08-16
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2010; or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒.

As of August 16, 2010, Vista International Technologies, Inc. had outstanding 112,825,590 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Index

PART I: FINANCIAL INFORMATION

Item 1. Condensed Financial Statements - Unaudited

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash	$16,945	$20,444
Accounts receivable, net	3,925	51,871
Prepaid expenses	14,234	14,791
Restricted cash	24,145	29,757

Total current assets	59,249	116,863

Deposits	13,166	11,431
Property and equipment, net	341,536	345,860
Intangibles, net	28,776	30,916
Total assets	$442,727	$505,070

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,206,518	$1,218,697
Accrued compensation and payroll liabilities	654,815	624,552
Accrued interest	46,445	153,375
Notes payable to related parties	268,400	168,400
Notes payable - stockholder	592,752	592,752
Notes payable and capital leases	98,037	102,302

Total current liabilities	2,866,967	2,860,078

Notes payable to related parties, less current portion	45,000	--
Notes payable and capital leases, less current portion	13,862	16,713

Total liabilities	2,925,829	2,876,791

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding Common stock, $0.001 par value; 200,000,000 shares authorized;	--	--
112,825,590 and 106,841,764 shares issued outstanding at June 30, 2010 and December 31, 2009, respectively	112,825	106,844
Additional paid-in capital	62,441,155	62,171,362
Common stock to be issued	32,707	32,000
Accumulated deficit	(65,069,789)	(64,681,927)

Total stockholders’ deficit	(2,483,102)	(2,371,721)

Total liabilities and stockholders' deficit	$442,727	$505,070

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2010 Unaudited		Three Months Ended June 30, 2009 Unaudited		Six Months Ended June 30, 2010 Unaudited		Six Months Ended June 30, 2009 Unaudited

Revenues		$123,479		$130,270		$341,548		$225,151

Cost of revenue		106,976		88,629		217,153		172,943

Environmental remediation		5,697		--		5,697		--

Gross profit		10,806		41,641		118,698		52,208

Operating expenses:
Selling, general and administrative expense		284,587		236,923		503,408		435,911
Litigation settlement costs		92,604		--		92,604		--

Total operating expenses		377,191		236,923		596,012		435,911

Loss from operations		(366,385)		(195,282)		(477,314)		(383,703)

Other income (expense):
Other income		593		-		50,361		-
Gain on extinguishment of liabilities		6,950		-		71,481		-
Interest expense		(14,552)		(11,403)		(32,390)		(24,267)

Net loss		$(373,394)		$(206,685)		$(387,862)		$(407,970)

Net loss per share, basic and diluted	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		111,455,093		103,002,366		109,161,172		103,002,366

* less than ($0.01) per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2010 (unaudited)	Six Months Ended June 30, 2009 (unaudited)
Cash flows from operating activities:
Net loss	$(387,862)	$(407,971)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	71,703	85,644
Stock issued for services	43,207	2,050

Bad debt expense	2,400	--
Gain on sale of assets	(593)
Gain on settlement of liabilities	(71,481)	--
Other income (note 5)	13,176
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	45,546	(14,560)
Prepaid expenses	558	21,511
Restricted cash and other assets	3,876	--
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	120,909	240,015

Net cash used in operating activities	(158,561)	(73,311)

Cash flows from investing activities:
Proceeds from sale of assets	1,500	--
Equipment purchases	(79,322)	--
Net cash used in investing activities	(77,822)	--

Cash flows from financing activities:
Payments on debt	(7,116)	(24,976)
Proceeds from related party notes	155,000	95,400
Payment on related party notes	(10,000)	--
Proceeds from common stock issued	95,000	--
Net cash provided by financing activities	232,884	70,424

Net decrease in cash	(3,499)	(2,887)

Cash at beginning of period	20,444	37,120

Cash and at end of period	$16,945	$34,233

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2010 and 2009
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiary of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

We are in the business of developing, commercializing and operating renewable energy and waste-to-energy technologies and projects. Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels. We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “waste” and destined for disposal. The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions. In addition to processing waste into clean energy, we also convert biomass into energy using various plant based materials.  Biomass-to-energy is a highly sought after solution for generation of firm power as a renewable energy resource versus wind or solar.  Usually the challenge when using biomass as the fuel to generate clean energy, is the ability to secure a long-term cost effective and reliable supply of the biomass.  When we begin the development of a biomass-to-energy project we first identify the long-term biomass fuel supply.  The use of biomass for the generation of energy is considered “carbon neutral” in it effects toward greenhouse gasses.

The Company is focusing its business in two areas, which is presently conducted in two separate facilities:

●	tire processing and storage operations in Hutchins, Texas, and
●	waste-to-energy and biomass-to-energy projects utilizing the Company’s Thermal Gasifier™ technology and corporate/administrative offices in Englewood, Colorado

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of approximately $387,900 for the six months ended June 30, 2010. At June 30, 2010, the Company had a working capital deficit of approximately $2,832,700, and an accumulated deficit of approximately $65,069,800.

Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.  There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Index

Management plans to focus the Company’s resources in four key areas:

•	Thermal Gasifier™ engineering design and deployment,
•	Maximizing value from the Hutchins, Texas tire processing and storage facility,
•	Development of project based opportunities, and
•	Attracting strategic investment

Management considers the use of its patented Thermal Gasifier ™ technology in waste-to-energy and biomass-to-energy projects to be our core business. Over the past year, significant focus has been placed on the improvement of the tire processing operation at our Hutchins, Texas facility to increase production and reduce operating costs. Going forward the Company will further evaluate its tire processing operations to determine its value to the Company both near and long-term to formulate plans to maximize the use of these assets.  It is management’s belief that this course of action will better prepare the Company to attract investors looking to enter the waste-to-energy and biomass-to-energy marketplace.

In the six months ended June 30, 2010, the Company sold shares of common stock and received cash of $95,000. Also during the six months ended June 30, 2010, the Company entered into loan agreements with related parties and received cash of $155,000. In July 2010, the Company entered into additional loans with related parties and received cash of $31,500.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding at the present time. Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company will be required to scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products or to discontinue its operations entirely.

The Company continues to advance its design and development activities on the MFG-8 Thermal Gasifier™ for the European market through its arrangements with its consultants and Hextra Group, S.r.l., (“Hextra”) in Italy. Final design and engineering work needs to be completed before fabrication of the MFG-8 Thermal Gasifier demonstration unit is begun. Once the fabrication of this gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes.   As part of the agreement, Hextra is fabricating the demonstration gasifier unit at their own expense.  Hextra will fabricate and co-market a smaller version of the Thermal Gasifier™ to take advantage of well established markets within Italy.  For each gasifier placed into service, the Company will receive a license fee.  It is projected that Hextra will introduce the small Thermal Gasifier™ to the Italian market by mid-year 2011.

On August 12, 2009, the Company engaged the services of a third party consultant to assist the Company with negotiating and settling Company liabilities, and to perform certain legal services for the Company.  During the six months ended June 30, 2010, indebtedness of approximately $161,000 was settled for approximately $90,000.

Revenue Recognition

The Company’s tire fuel processing and storage facility recognizes revenue in two ways: from disposal fees (also known as “tipping fees”), which are received when waste tires are accepted at the facility, and from the sale of unprocessed whole tires. The revenue from tipping fees is fully earned when the waste tires are accepted at the facility, and the revenue from tire sales is recognized when delivered to the end user.

Revenue from the sale of the Thermal Gasifiers™ is to be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.  No revenue from the sale of the Thermal Gasifiers™ was recognized during the six months ended June 30, 2010 and 2009.

Index

Recent Accounting Pronouncements

The Company has adopted all applicable recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassification

Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements in order to conform them to the current period’s presentation.

2. Notes Payable

At June 30, 2010, the Company had the following promissory notes outstanding:
3.68% installment note, secured by equipment, in default	$75,452
8.56% installment note, secured by equipment, due August 2013	18,997
15% promissory notes payable to individuals, due on demand, in default	17,000
Non-interest bearing promissory note payable to a vendor, secured by vehicle, due August 2010	450
Total notes payable and capital leases:	111,899
Less: current maturities	98,037
Notes payable and capital leases	$13,862

3. Related Party Transactions

As of June 30, 2010, Notes payable to stockholder consists of notes payable of $500,000 and approximately $93,000 the Company has drawn under a line of credit. On August 11, 2009, the Company entered into a Line of Credit Agreement (the “Line”) with Mr. Richard Strain, a significant shareholder. The purpose of the Line, which is for up to $375,000, is to allow the Company to consolidate some of its outstanding debt. The Line bears interest at the rate of 9% per annum and repayment of $8,000 per month commenced in October 1, 2009. The Company has not made these scheduled payments and the Line is in default.  The Line is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of June 30, 2010.  Interest expense on the Line was approximately $4,000 for the six months ended June 30, 2010.

The notes of $500,000 bear interest at the annual rate of 9%, with interest payable quarterly, and were due on various dates through November 2007. The notes are secured by a first priority security interest in the Company’s assets.  The notes are in default, and a default notice has been received. Mr. Strain has agreed to defer collection on the notes until December 31, 2010. Interest expense on the notes for the six months ended June 30, 2010 and 2009 was $20,467 and $22,532, respectively. In April 2010, 2,765,493 shares of common stock were issued to Mr. Strain in satisfaction of interest accrued of $138,275.

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the fourth quarter of 2008. As of June 30, 2010, that total was $268,400, including loans of $110,000 during the six months ended June 30, 2010 together with accrued interest at June 30, 2010 of $18,339. The loans bear interest at the rate of 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made. Mr. Ruddy has provided additional loans of $31,500 subsequent to June 30, 2010.

During May 2010, persons related to Mr. Ruddy provided loans totaling $45,000  bearing interest at the rate of 10% per annum  secured by the Company’s assets, with $25,000  due upon sale of collateral and $20,000 in May, 2012. Additionally, at the end each three month interval beginning on August 14, 2010, the Company will accrue shares of common stock equal to 0.5% of the principal balance that are issuable in connection with the loans.

Index

Included in fixed assets and capital lease obligations at June 30, 2010 is equipment valued at $21,334 leased by Mr. Ruddy on the Company’s behalf.

4. Stockholders’ Equity

Common Stock

Six months ended June 30, 2010

During the six months ended June 30, 2010, the Company received $95,000 in cash from various investors for 2,868,333 shares of restricted common stock. The share issuances were approved by the Board of Directors on April 20, 2010, and were issued during the second quarter of 2010.

During the six months ended June 30, 2010, the company issued 350,000 shares of restricted common stock valued at $10,500 to a consultant pursuant to a consulting agreement dated June, 11, 2009. Additionally during the six months ended June 30, 2010, the company recorded 545,115 of common stock to be issued valued at $32,707, based upon agreed market price of $.06 per share for legal expenses incurred during the six months ended June 30, 2010.

5. Other Income

In February 2010, the processing facility in Hutchins, Texas, collapsed from a heavy snow storm and is in the process of being rebuilt.  The facility was fully insured to cover the processing building, equipment damages, lost production and lost revenue.

During the six months ended June 30, 2010, the Company received cash proceeds of approximately $91,000 and recorded of a gain on involuntary conversion of approximately $49,800 (which includes the building write off of approximately $13,200 and costs incurred to prepare the site for the new building of approximately $28,000) as other income on the statement of operations.

6. Commitments and Contingencies

Litigation and Claims

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee. On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 which is included in accruals at June 30, 2010.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items.

Environmental Liability

The Company’s tire processing operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”). At June 30, 2010, the Company had approximately 6,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. To date, we have been able to dispose of this material at a municipal landfill site that is using the material as leachate bedding and landfill cover. The municipality has expressed a long-term need for this material in their operation, and the Company expects to remove the majority of the material in 2010.

Index

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit and a certificate of deposit (approximately $170,000 at June 30, 2010) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 23, 2010 and December 10, 2010.  Included in the financial assurance of $170,000 at June 30, 2010 is a certificate of deposit for $150,000 owned by Mr. Ruddy, a director of the Company.  The Company has no other asset retirement obligations.  At June 30, 2010, we have accrued approximately $147,000 for the cost of disposing of this material.

6. Subsequent Events

The Company entered into a Letter of Intent with Emerald Energy, LLC on July 23, 2010 under which the Company is to receive an exclusive license to the Emerald Energy proprietary high density, fast growing MegaFloraTM tree for use in biomass-to-energy projects in the Western Hemisphere.

Index

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended June 30, 2010, compared with the operating results for the period ended June 30, 2009.

Company Overview

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels worldwide. We will focus on our business model of building, owning and operating waste-to-energy and biomass-to-energy plants using our Thermal Gasifier™ technology-building, either on our own or with joint venture partners, or providing “turn-key” plants for licensed end-users. Our tire fuel processing operation generated 100% of revenue, or $341,548 and $225,151 during the six months ended June 30, 2010 and 2009, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2010 or 2009. Our long-term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology.  With the design of the next generation gasifier complete, the Company plans to focus the majority of its resources on the deployment of the technology in waste-to-energy and biomass-to energy projects.

Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders.

We are developing our internal resources and business alliances and advancing our business development activities to secure  waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. A number of these opportunities have been discovered, and management is endeavoring to secure the rights to these projects or formulate strategic alliances with project development partners.  To this end, the Company has been successful in securing a Letter of Intent for a collaborative effort with Emerald Energy, a producer of proprietary high density, rapid growth biomass resources.  The Company will have the exclusive right to use Emerald’s MegaFlora™ tree in biomass-to-energy projects in the Western Hemisphere, as well as certain other territories.  The Company is engaged in negotiations on a number of projects using Emerald’s proprietary biomass as the fuel and our patented conversion technology for the power.

We are also engaged in ongoing discussions with potential waste-to-energy projects in the northeastern United States and Colorado.  The Company is working toward letters of intent with the owners of these potential projects that will utilize our next generation Thermal Gasifier™ design. We plan to diversify the technology to several vertical markets that include the organic fractions from Municipal Solid Waste and Municipal Sewer Sludge, in addition to Animal Waste, Agricultural Waste and other forms of biomass, such as Emerald’s MegaFlora™ tree.

Index

To continue to advance the Company, it is important that we attract and gain access to new capital. To identify and facilitate necessary funding to further the Company’s business plan, we continue to work on fund raising activities in multiple areas. Aside from funds contributed by private investors, we have entered into an agreement (Exhibit 10.6) with Colebrooke Capital, LLC an investment advisory firm based in New York City. The basis of the agreement with Colebrooke is to re-capitalize the Company, so it can complete the deployment of the next generation Thermal Gasifier™ technology and initiate project development for its commercialization.  Additionally, the Company will seek project funding, in some cases with joint venture partners that will be based on the size, configuration and business structure of a given project.

We anticipate that the time frame from identification of a project to completion will be 18 to 24 months, provided we obtain the requisite project financing and appropriate environmental permits.

The Company has spent considerable resources to improve operations at our tire fuel processing facility in Hutchins, Texas during 2010. The tire fuel processing facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.  More recently, the Company has enlisted Colliers International, a leading global commercial real estate firm, to aid the Company in exploring the current value of the facility.  The Company will then use this value, along with other metrics including future revenue and growth prospects to determine the proper future course of action with regard to the facility.  Among the options being considered are:

•	Continued investment into the facility, including implementation of procedures to further limit both operating costs and future liabilities.
•	Potential sale of the facility to eliminate the Company’s debt and provide additional resources for Thermal Gasifier™ deployment and project development.

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

We improved operations and continued to remove stockpile tire shreds, whole tires and waste material during the first six months of 2010 that previous management had allowed to accumulate at the tire processing facility.

We commenced receiving and partially processing waste tires in August 2008, and have seen volumes of waste tires that we accept increase monthly up to approximately 1,400 tons per month. Management recognizes that these volumes are subject to seasonal fluctuations, and will seek to maintain established minimum volumes, so as to guarantee steady revenue streams going forward.

Index

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenue

For the three months ended June 30, 2010, revenue was $123,479 compared to $130,270 for the three months ended June 30, 2009, and decrease of $7,000 or approximately 5%. The decrease in revenue was due to weather conditions in Hutchins during the second quarter of 2010.

Cost of revenue

Cost of revenue was $106,976 for the three months ended June 30, 2010, compared to $88,629 for the three months ended June 30, 2009, an increase of $18,347 or approximately 21%. The increase in cost of revenue was due to an increase in operations and related operating expenses at the facility.  In particular, the increase was due to an increase in fuel cost of approximately $3,300, an increase in outside service of approximately $14,900 for increased tire hauling cost related to our TCEQ permit compliance, an increase in property taxes of approximately $2,200 and an increase in repair and maintenance of approximately $23,500, offset by a decrease in depreciation expense of approximately $7,600, a decrease in salaries and wages of approximately $8,100, a decrease in utilities of approximately $500 and a decrease in rental and operational supplies of approximately $9,200.

Environmental remediation

During the three months ended June 30, 2010, environmental remediation costs of approximately $5,700 were accrued for as an estimate of additional cleanup costs due to increased inventory levels.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $284,587 for the three months ended June 30, 2010, compared to $236,923 for the three months ended June 30, 2009, an increase of $47,664 or approximately 20%. The increase in selling, general and administrative expenses is due primarily to an increase of approximately $2,400 in bad debt expense, an increase in professional, legal and accounting costs of approximately $82,300 and an increase of approximately $2,800 in computer consulting and repairs expense, offset by a decrease in business insurance of approximately $11,700, a decrease in consulting and labor expenses of approximately $15,400, a decrease of approximately $6,000 in license and permit expense and a decrease in office rent of approximately $6,800.

Litigation settlement costs

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee. On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 which was charged to expense during the three months ended June 30, 2010.

Gain on extinguishment of liabilities

During the three months ended June 30, 2010, gain on settlement of liabilities of approximately $7,000 consisted of indebtedness of approximately $14,000 that was settled for approximately $7,000.

Interest expense

Interest expense was $14,552, during the three months ended June 30, 2010, compared to $11,403 during the three months ended June 30, 2009, an increase of $3,149 or 28%.
Net loss

For the reasons above, net loss for the three months ended June 30, 2010 was $373,394, an increase of $166,708 or approximately 81%, compared to the net loss of $206,686 for the three months ended June 30, 2009.

Index

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenue

For the six months ended June 30, 2010, revenue was $341,548, compared to $225,151 for the six months ended June 30, 2009, an increase of $116,397 or approximately 52%. The increase in revenue was due to a long-term agreement with a major transporter signed during the third quarter of 2009.

Cost of revenue

Cost of revenue was $217,153 for the six months ended June 30, 2010, compared to $172,943 for the six months ended June 30, 2009, an increase of $44,210 or approximately 26%. The increase in cost of revenue was due to an increase in operations and related operating expenses at the facility.  In particular, the increase was due to an increase in fuel cost of approximately $12,500, an increase repair and maintenance of approximately $21,700, an increase in property taxes of approximately $4,400 and an increase in outside service of approximately $48,700 for increased tire hauling cost related to our TCEQ permit compliance, offset by a decrease in depreciation expense of approximately $15,000, a decrease in operational supplies of approximately $6,800, a decrease in salary and wages of approximately $9,300, a decrease in utilities of approximately $2,100 and a decrease in business insurance of approximately $9,000.

Environmental remediation

During the six months ended June 30, 2010, environmental remediation costs of approximately $5,700 was accrued based on our estimate of additional cleanup costs as a result of increased inventory to approximately 6,000 tons.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $503,408 for the six months ended June 30, 2010, compared to $435,911 for the six months ended June 30, 2009, an increase of $67,497 or approximately 15%. The increase in selling, general and administrative expenses is due primarily to an increase in professional, legal and accounting costs of approximately $166,900, an increase in office expense of approximately $5,200, an increase in depreciation expense of approximately $1,100, an increase in bad debt expense of approximately $2,400 and an increase of approximately $2,800 in computer consulting and repairs expense, offset by a decrease in business insurance of approximately $1,200, a decrease in consulting and labor expenses of approximately $80,200, a decrease of approximately $6,000 in license and permit expense, a decrease in penalties and fines of approximately $17,500 and a decrease in office rent of approximately $13,500.

Litigation settlement costs

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee. On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 which was charged to expense during the six months endedat June 30, 2010.

Other income

Other income of approximately $50,000 is comprised of insurance proceeds net of initial costs to demolish and prepare the site to rebuild the tire processing production building in Hutchins, Texas that suffered snow damage in February, 2010. The Company filed an insurance claim for damages and received initial proceeds of approximately $91,000. The Company will incur additional costs during the construction of the replacement building, scheduled to be completed by the end of August, 2010.

Index

Gain on extinguishment of liabilities

During the six months ended June 30, 2010, gain on settlement of liabilities of approximately $71,000 was comprised of indebtedness of approximately $161,000 that was settled for approximately $90,000.

Interest expense

Interest expense was $32,390, during the six months ended June 30, 2010, compared to $24,267 during the six months ended June 30, 2009, an increase of $8,123 or 33%.

Net loss

For the reasons above, net loss for the six months ended June 30, 2010 was $387,862, a decrease of $20,109 or approximately 5%, compared to the net loss of $407,971 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Going Concern

Our consolidated financial statements for the quarter ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The report of our Independent Registered Public Accounting Firm as of and for the year ended December 31, 2009 includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have a net loss of approximately $387,862 and net cash used in operations of approximately $158,500 for the six months ended June 30, 2010, a working capital deficit of approximately $2,832,700, an accumulated deficit of approximately $65,069,800 and a total stockholders’ deficit of approximately $2,483,100 at June 30, 2010.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

At June 30, 2010, the Company had a negative working capital of $2,832,718 and a cash balance of $16,945. The Company’s negative working capital balance is due primarily to the curtailment of its full operations and consequential reduction in cash flows at its tire fuel processing and storage facility in Hutchins, Texas, the inclusion of a liability of $147,525 for cleanup costs at the Hutchins, Texas facility, and the current liability classification of its notes payable due to default.

For the six months ended June 30, 2010, the net cash used in operating activities of $158,561 consisted primarily of the net loss of $387,862 and a decrease in accounts receivable of $45,546, non-cash depreciation and amortization expense of $71,703, increase in accounts payable and accrued liabilities of $120,909, the write off of the tire processing production building in Hutchins, Texas of $13,176, and gain on extinguishment of liabilities of $71,481.

For the six months ended June 30, 2010, the net cash used in investing activities consisted primarily of $77,822 for purchases of assets.

Net cash provided by financing activities was $232,884 for the six months ended June 30, 2010, and it consisted primarily of $95,500 of proceeds from the issuance of common stock and $145,000 in loans from related parties (net of a repayment of $10,000).

We are exploring financing options with investors and lenders that we expect will provide additional capital, either as debt or as an equity contribution, to us during the remainder of 2010 for the purpose of funding ongoing operations, maintaining a competitive position in our tire fuel processing operations, advancing our Thermal Gasifier™ technology and project development activities.  However, we have not reached any terms for financing and we cannot assume that we will be able to secure financing at all, and if we are able to do so, we cannot predict what the terms of financing will be.

Index

We expect that our current revenue levels will not be sufficient to sustain our present level of operations for the foreseeable future. The Company believes it will need to secure additional investment capital within the next few months to continue development of the next generation Thermal Gasifier ™ and provide adequate funds to execute the current business plan.  Toward that end, the Company has retained Colebrooke Capital, LLC, an investment advisory firm located in New York City to assist the Company is identifying, structuring and raising additional capital for the Company.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of June 30, 2010, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2010:

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

Index

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

Changes in Internal Control over Financial Reporting.

The Company hired a full time Vice President of Finance/Controller on January 18, 2010.

There was no other change in our internal control  over  financial reporting  during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The Company was required to issue to the employee 285,000 shares of common stock, upon the Company effectuating a stock split. To date, the stock split has not taken place. The Company was named in a suit by the former employee alleging that the Company reneged on its obligation to issue shares to the employee seeking $405,000 in damages and costs. On July 26, 2010, the courts reduced the original judgment being sought against the Company from $405,000 to $59,850 plus accrued interest. Accordingly the $59,850 plus $32,754 in interest has been accrued in relation to this matter as of June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010, the Company received $95,000 in payments from private individuals for 2,333,333 shares of common stock.  The proceeds from these sales were used for payment of corporate overhead and expenses.  On April 20, 2010, the Company authorized the issuance of the stock certificates for 2,868,333 shares (which includes the 2,333,333 above and 535,000 shares purchased in December 2009).

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Index

Item 5. Other Information.

None.

Item 6. Exhibits.

Item 15. Exhibits~~.~~, Financial Statement Schedules

3(i).1	Certificate of Incorporation*
3(i).2	Articles of Amendment to the Articles of Incorporation, filed on August 6, 1999*
3(i).3	Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002*
3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*
3 (i).5	Certificate of Amendment to Certificate of Incorporation, filed on November 13, 2007**
3(ii).1	Amended and Restated By-Laws***
10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC.*****
10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Ing. Gianfranco Licursi****
10.3	Nathaniel Energy Corporation 2005 Equity Participation Plan*
10.4	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Mr. Timothy Ruddy*****
10.5	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Mr. Richard Strain*****
10.6	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc.*****
31.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes document filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 and incorporated herein by reference.

**	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated December 21, 2007 and incorporated herein by reference.

***	Denotes document filed as an exhibit to our Current Report on Form 8-K for an event dated June 6, 2005.

****	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference.

*****	Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

******	Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)

Date: August 16, 2010	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Executive Officer and Principal Accounting Officer