Form 10-Q
period 2010-09-30
Vista International Technologies Inc
filed 2010-11-16
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September  30, 2010; or

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
Do not check if smaller reporting company

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒.

As of November 12, 2010, Vista International Technologies, Inc. had outstanding 114,083,924 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements - Unaudited

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash	$9,194	$20,444
Accounts receivable, net	6,346	51,871
Prepaid expenses	14,002	14,791
Restricted cash	24,145	29,757

Total current assets	53,687	116,863

Deposits	13,167	11,431
Property and equipment, net	345,550	345,860
Intangibles, net	27,706	30,916
Total assets	$440,110	$505,070

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,265,791	$1,218,697
Accrued compensation and payroll liabilities	631,511	624,552
Accrued interest	67,404	153,375
Current portion of Notes payable to related parties	338,100	168,400
Notes payable - stockholder	592,752	592,752
Current portion of Notes payable and capital leases	98,154	102,302

Total current liabilities	2,993,712	2,860,078

Notes payable to related parties, less current portion	45,000	--

Notes payable and capital leases, less current portion	12,391	16,713
Total liabilities	3,051,103	2,876,791

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding Common stock, $0.001 par value; 200,000,000 shares authorized;		--
114,083,924 and 106,841,764 shares issued outstanding at September 30, 2010 and December 31, 2009, respectively	114,084	106,844
Additional paid-in capital	62,501,146	62,171,362
Common stock to be issued	45,418	32,000
Accumulated deficit	(65,271,641)	(64,681,927)

Total stockholders’ deficit	(2,610,993)	(2,371,721)

Total liabilities and stockholders' deficit	$440,110	$505,070

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2010 Unaudited		Three Months Ended September 30, 2009 Unaudited		Nine Months Ended September 30, 2010 Unaudited		Nine Months Ended September 30, 2009 Unaudited

Revenues		$114,204		$278,314		$455,752		$503,465

Cost of revenue		76,674		172,200		293,827		345,143

Environmental remediation		7,236		(191,063)		12,933		(191,063)

Gross profit		30,294		297,177		148,992		349,385

Operating expenses:
Selling, general and administrative expense		210,107		211,841		713,515		647,752
Litigation settlement costs		--		--		92,604		--

Total operating expenses		210,107		211,841		806,119		647,752

Income (Loss) from operations		(179,813)		85,336		(657,127)		(298,367)

Other income (expense):
Other income		-		-		50,361		-
Gain on extinguishment of liabilities				-		71,481		-
Interest expense		(22,039)		(24,004)		(54,429)		(48,271)

Net (loss) income		$(201,852)		$61,332		$(589,714)		$(346,638)

Net loss per share, basic and diluted	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		112,921,333		103,232,116		110,428,333		103,079,791

* less than ($0.01) per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2010 (unaudited)	Nine Months Ended September 30, 2009 (unaudited)
Cash flows from operating activities:
Net loss	$(589,714)	$(346,638)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	101,219	129,265
Stock issued for services	112,167	63,102

Bad debt expense	2,400	1,748
Impairment loss		35,153
Environmental remediation	7,236	191,063

Gain on sale of assets	(593)
Gain on settlement of liabilities	(71,481)
Other income (Note 5)	13,176
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	43,125	(64,310)
Prepaid expenses	789	19,844
Restricted cash and other assets	3,876
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	144,302	(190,120)
Related party payables	-	43,466
Net cash used in operating activities	(233,498)	(117,427)

Cash flows from investing activities:
Proceeds from sale of assets	1,500
Equipment purchases	(85,482)
Net cash used in investing activities	(83,982)

Cash flows from financing activities:
Payments on debt	(8,470)	(55,578)
Proceeds from related party notes	224,700	158,383
Payment on related party notes	(10,000)
Proceeds from common stock issued	100,000	60,000
Net cash provided by financing activities	306,230	162,805

Net (decrease) increase in cash	(11,250)	45,378

Cash at beginning of period	20,444	13,698

Cash and at end of period	$9,194	$59,076
Supplemental disclosure of non-cash investing activity:
Equipment purchases included in accounts payable and accrued liabilities	$26,300

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2010 and 2009
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiary of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. This financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

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

Liquidity, Going Concern, and Management’s Plan

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss of approximately $590,000 for the nine months ended September 30, 2010. At September 30, 2010, the Company had a working capital deficit of approximately $2,940,000, and an accumulated deficit of approximately $65,272,000.

Our continuation as a going concern is dependent upon the ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.  There can be no assurance that additional financing will be available at rates favorable to the Company, or at all.

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment,
●	Maximizing value from the Hutchins, Texas tire processing and storage facility,
●	Development of project based opportunities, and
●	Attracting strategic investment

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

We continue to develop our internal resources and business alliances and advancing our business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. A number of these opportunities have been discovered, and management is endeavoring to secure the rights to these projects or formulate strategic alliances with project development partners.  The Company secured a Letter of Intent for a collaborative effort with Emerald Energy, a producer of proprietary high density, rapid growth biomass resources.  Under the Letter of Intent, the Company will have the exclusive right to use Emerald’s MegaFlora™ tree in biomass-to-energy projects in the Western Hemisphere, as well as certain other territories.  The concept for these projects would be to use Emerald’s proprietary biomass as the fuel and our patented conversion technology for the power.  Before proceeding toward Definitive Agreements with Emerald Energy, the Company has been undertaking a due diligence review of that company and its proprietary product.  Following the completion of this due diligence effort, we will decide whether it is in the Company’s best interest to pursue a strategic business alliance with Emerald Energy.  The Company believes it will conclude its due diligence before the end of this year.

In the nine months ended September 30, 2010, the Company sold shares of common stock and received cash of $100,000. Also during the nine months ended September 30, 2010, the Company entered into loan agreements with related parties and received cash of $224,700.

In October 2010, the Company entered into an additional loan with an unrelated party and received cash of $50,000.

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

The Company continues to advance its design and development activities on the MFG-8 Thermal Gasifier™ for the European market through its arrangements with its consultants and Hextra Group, S.r.l., in Italy, which has recently changed its name to Techxa, S.r.l., (“Techxa”). Raw materials have been ordered and fabrication of the MFG-8 Thermal Gasifier™ demonstration unit will begin in fourth quarter of this year. Once the fabrication of this gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes.   As part of the agreement, Techxa is fabricating the demonstration gasifier unit at its own expense.  Techxa will fabricate and co-market a smaller version of the Thermal Gasifier™ to take advantage of well established markets within Italy, with an initial focus on municipal sewer sludge solids.  For each gasifier placed into service, the Company will receive a license fee.  It is projected that Techxa will complete fabrication by the first quarter of  2011 and  introduce the small Thermal Gasifier™ to the Italian market by mid-year 2011.

On August 12, 2009, the Company engaged the services of a third party consultant to assist the Company with negotiating and settling Company liabilities, and to perform certain legal services for the Company.  During the nine months ended September 30, 2010, indebtedness of approximately $161,000 was settled for approximately $90,000.

The Company entered into a Joint Development Agreement on August 16, 2010 with Mustang Consulting, LLC to further advance its proprietary technology, the Thermal Gasifier, in new waste to energy and biomass to energy projects and facilitate the development of projects in its pipeline. The two entities have worked together on a number of past initiatives, and management believes that this current agreement will allow the company to expedite the deployment of its third generation Thermal Gasifier technology across multiple vertical markets.

Revenue Recognition

The Company’s tire fuel processing and storage facility recognizes revenue  from disposal fees (also known as “tipping fees”), which are received when waste tires are accepted at the facility. The revenue from tipping fees is fully earned when the waste tires are accepted at the facility.

Revenue from the sale of the Thermal Gasifiers™ is to be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.  No revenue from the sale of the Thermal Gasifiers™ was recognized during the nine months ended September 30, 2010 and 2009.

Recent Accounting Pronouncements

The Company has adopted all applicable recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

2. Notes Payable

At September 30, 2010, the Company had the following promissory notes outstanding:

3.68% installment note, secured by equipment, in default	$75,452
8.56% installment note, secured by equipment, due August 2013	18,093
15% promissory notes payable to individuals, due on demand, in default	17,000
Total notes payable and capital leases:	110,545
Less: current maturities	98,154
Notes payable and capital leases	$12,391

3. Related Party Transactions

As of September 30, 2010, Notes payable to stockholder consist of notes payable of $500,000 and approximately $93,000 the Company has drawn under a line of credit. On August 11, 2009, the Company entered into a Line of Credit Agreement (the “Line”) with Mr. Richard Strain, a significant shareholder. The purpose of the Line, which is for up to $375,000, is to allow the Company to consolidate some of its outstanding debt. The Line bears interest at the rate of 9% per annum and repayment of $8,000 per month commenced in October 1, 2009. The Company has not made these scheduled payments and the Line is in default.  The Line is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of September 30, 2010.  Interest expense on the Line was approximately $5,900 for the nine months ended September 30, 2010.

The notes of $500,000 bear interest at the annual rate of 9%, with interest payable quarterly, and were due on various dates through November 2007. The notes are secured by a first priority security interest in the Company’s assets.  The notes are in default, and a default notice has been received. Mr. Strain has agreed to defer collection on the notes until December 31, 2010. Interest expense on the notes for the nine months ended September 30, 2010 and 2009 was $31,809 and $34,906, respectively. In April 2010, 2,765,493 shares of common stock were issued to Mr. Strain in satisfaction of interest accrued of $138,275.

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a director of the Company. The purpose of the agreement was to formalize the terms related to working capital funding provided by Mr. Ruddy since the fourth quarter of 2008. As of September 30, 2010, that total was $338,100, including loans of $179,700 advanced to the Company during the nine months ended September 30, 2010 together with accrued interest at September 30, 2010 of $24,249. The loans bear interest at the rate of 8% per annum, are secured by the Company’s assets, are due on demand and are convertible into the Company’s common stock based on the quoted market price of the stock at the dates the loans were made.

During May 2010, persons related to Mr. Ruddy provided loans totaling $45,000  bearing interest at the rate of 10% per annum  secured by the Company’s assets, with $25,000  due upon sale of collateral and $20,000 in May, 2012.

Included in fixed assets and capital lease obligations at September 30, 2010 is equipment valued at $20,028 leased by Mr. Ruddy on the Company’s behalf.

4. Stockholders’ Equity

Common Stock

Nine months ended September 30, 2010

During the nine months ended September 30, 2010, the Company received $100,000 in cash from various investors for 3,001,667 shares of restricted common stock. The share issuances, that were approved by the Board of Directors, were issued during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company issued 725,000 shares of restricted common stock valued at $29,250 to a consultant pursuant to a consulting agreement dated June 11, 2009, and 750,000 shares of common stock to Colebrook Capital valued at $37,500, based upon the market price of $.05 per share, for services incurred during the nine months ended September 30, 2010.

Additionally during the nine months ended September 30, 2010, the Company recorded 756,965 shares of common stock to be issued valued at $45,418, based upon the market price of $.06 per share for legal expenses incurred during the nine months ended September 30, 2010.

5. Other Income

In February 2010, the production building at the Company’s tire processing and storage facility in Hutchins, Texas, collapsed from a heavy snow storm and the building was rebuilt, which  was completed in July 2010.  The facility was fully insured to cover the production building, equipment damages, lost production and lost revenue.

During the nine months ended September 30, 2010, the Company received cash proceeds of approximately $91,000 and recorded a gain on involuntary conversion of approximately $49,800 (which includes the building write off of approximately $13,200 and costs incurred to prepare the site for the new building of approximately $28,000) as other income on the statement of operations.

6. Commitments and Contingencies

Litigation and Claims

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee. On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 which is included in accruals at September 30, 2010.

The Company is subject to a variety of litigation and claims relating to past due payments for goods and services. The Company is in the process of negotiating settlement arrangements for these items.

Environmental Liability

The Company’s tire processing operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”). At September 30, 2010, the Company had approximately 6,500 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  To date, we have been able to dispose of this material at a municipal landfill site that is using the material as leachate bedding and landfill cover. The municipality has expressed a long-term need for this material in their operation, if certain requirements are met. The Company is evaluating these requirements to determine if current operations can be modified to ensure compliance therewith.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit and a certificate of deposit (approximately $174,000 at September 30, 2010) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 23, 2010 and December 10, 2010.  Included in the financial assurance of $174,000 at September 30, 2010 is a certificate of deposit for $150,000 owned by Mr. Ruddy, a director of the Company.  The Company has no other asset retirement obligations.  At September 30, 2010, we have accrued approximately $154,700 for the cost of disposing of this material.

6. Subsequent Events

On October 26, 2010 the Company entered into a consulting agreement with two unrelated parties to aid the Company in securing waste to energy projects in the Northeastern United States through their contacts and expertise in the recycling industry.  The terms of the agreement provide for the consultants to receive a combined 250,000 shares of restricted common stock in the Company upon the successful closing of a transaction using the Company’s technology and an additional combined 250,000 restricted common shares upon successful start-up of the technology in the project.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended September 30, 2010, compared with the operating results for the period ended September 30, 2009.

Company Overview

Our mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels worldwide. We will focus on our business model of building, owning and operating waste-to-energy and biomass-to-energy plants using our Thermal Gasifier™ technology-building, either on our own or with joint venture partners, or providing “turn-key” plants for licensed end-users. Our tire fuel processing operation generated 100% of revenue, or $455,752 and $503,465 during the nine months ended September 30, 2010 and 2009, respectively. We recognized no revenue from our Thermal Gasifier™ business during 2010 or 2009. Our long-term goal is to produce the majority of our revenue and cash flow from the commercialization of our Thermal Gasifier™ technology.  With the design of the next generation gasifier complete, the Company plans to focus the majority of its resources on the deployment of the technology in waste-to-energy and biomass-to energy projects.

Worldwide, industries and municipalities seek lower cost and clean energy alternatives to fossil fuels. Demand for these energy alternatives is expected to grow. A key to our success will be wisely choosing among project opportunities and focusing resources on projects with the greatest chance of success and returns for stockholders.

We are developing our internal resources and business alliances and advancing our business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology. A number of these opportunities have been discovered, and management is endeavoring to secure the rights to these projects or formulate strategic alliances with project development partners.  To this end, the Company has been successful in securing a Letter of Intent for a collaborative effort with Emerald Energy, a producer of proprietary high density, rapid growth biomass resources.  Under the Letter of Intent, the Company will have the exclusive right to use Emerald’s MegaFlora™ tree in biomass-to-energy projects in the Western Hemisphere, as well as certain other territories.  The concept for these projects would be to use Emerald’s proprietary biomass as the fuel and our patented conversion technology for the power.  Before proceeding toward Definitive Agreements with Emerald Energy, the Company has been undertaking a due diligence review of that company and its proprietary product.  Following the completion of this due diligence effort, we will decide whether it is in the Company’s best interest to pursue a strategic business alliance with Emerald Energy.  The Company believes it will conclude its due diligence before the end of this year.

We are also engaged in ongoing discussions with potential waste-to-energy projects in the northeastern United States and Colorado.  The Company is working toward letters of intent with the owners of these potential projects that will utilize our next generation Thermal Gasifier™ design. We plan to diversify the technology into several vertical markets that include the organic fractions from Municipal Solid Waste and Municipal Sewer Sludge, in addition to Animal Waste, Agricultural Waste and other forms of biomass.

To continue to advance the Company, it is important that we attract and gain access to new capital. To identify and facilitate necessary funding to further the Company’s business plan, we continue to work on fund raising activities in multiple areas. Aside from funds contributed by private investors, we have entered into an agreement with Colebrooke Capital, LLC an investment advisory firm based in New York City. The basis of the agreement with Colebrooke is to re-capitalize the Company, so it can complete the deployment of the next generation Thermal Gasifier™ technology and initiate project development for its commercialization.  Additionally, the Company will seek project funding, in some cases with joint venture partners that will be based on the size, configuration and business structure of a given project.

We anticipate that the time frame from identification of a project to completion will be 18 to 24 months, provided we obtain the requisite project financing and appropriate environmental permits.

The Company has utilized considerable resources to improve operations at our tire fuel processing facility in Hutchins, Texas during 2010. The tire fuel processing facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas Metro area.  More recently, the Company has enlisted Colliers International, a leading global commercial real estate firm, to aid the Company in exploring the current value of the facility.  The Company will then use this value, along with other metrics including future revenue and growth prospects to determine the proper future course of action with regard to the facility.  Among the options being considered are:

●	Continued investment into the facility, for the purpose of :
o	Implementation of procedures to further limit both operating costs and future liabilities, and
o	Diversification of end products that can be sold to produce new revenues and maximize the existing assets while increasing cash flow
●	Potential sale of the facility to eliminate the Company’s debt and provide additional resources for Thermal Gasifier™ deployment and project development.

During 2010, the Company has not been producing any tire derived fuel due to an economic downturn that has caused the major tire derived fuel customers to cut back on their alternative fuel usage.  Instead of purchasing new equipment to produce tire derived fuel, the Company has been working with the City of Dallas landfill to provide partially shredded tires as a leachate material and for landfill cover.   The landfill allows the Company to dispose of the partially shredded tires at a zero disposal cost.  The only cost associated with this program is the cost of hauling the material, which is within ten miles of the tire processing facility. This arrangement with the landfill allows the Company to increase its throughput due to only partially shredding the waste tires, which enables the facility to accept more incoming waste tires, thereby increasing the tipping fee revenue significantly.  Recently, this landfill has indicated that to use the partially shredded materials as “landfill cover”, we must be able to provide a 6” minus material versus a quartered tire.  The Company is evaluating the re-circulation of the quartered tires through its primary shredder to facilitate this request.  If the Company is unable to re-circulate the quartered tires and produce a 6” minus material, it may have to pay a disposal fee to the landfill to dispose of these partially shredded tires.  This would result in an increase in disposal costs to the Company.

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

We commenced receiving and partially processing waste tires in August 2008, and have seen volumes of waste tires that we accept fluctuate monthly between approximately 750 to 1,000 tons per month. Management recognizes that these volumes are subject to seasonal fluctuations, and will seek to maintain established minimum volumes, so as to guarantee steady revenue streams going forward.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenue

For the three months ended September 30, 2010, revenue was $114,204 compared to $278,314 for the three months ended September 30, 2009, a decrease of $164,110 or approximately 59%. Weather conditions and the general market economic decline attributed to a decrease in revenue along with a major customer installing their own shredder.

Cost of revenue

Cost of revenue was $76,674 for the three months ended September 30, 2010, compared to $172,200 for the three months ended September 30, 2009, a decrease of $94,626 or approximately 55%. The decrease in cost of revenue was due to a decrease in operations and related operating expenses at the facility.  In particular, a decrease in outside service of approximately $16,000 for decreased tire hauling cost related to our TCEQ permit compliance, a decrease in property taxes of approximately $17,000, a decrease in repair and maintenance of approximately $14,000,  a decrease in depreciation expense of approximately $17,000, a decrease in salaries, wages of approximately $25,000 and a decrease in rental and operational supplies of approximately $13,000.

Environmental remediation

During the three months ended September 30, 2010, environmental remediation costs of approximately $7,200 were accrued for as an estimate of additional cleanup costs due to increased inventory levels. During the tree months ended September 30, 2009, environmental remediation costs was reduced by approximately $193,000 due to lower estimated landfill disposal costs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $210,107 for the three months ended September 30, 2010, compared to $211,841 for the three months ended September 30, 2009, a decrease of $1,734 or approximately 1%. The decrease in selling, general and administrative expenses is due primarily to a decrease in consulting and legal expense of approximately $92,000, a decrease of $35,000 in computer software expense, offset by an increase in professional accounting of $16,000 and an increase to outside service costs of $40,500. In addition, a decrease in interest and penalties resulted in lower selling, general and administrative expenses of approximately $73,000 in the three months ended September 30, 2009.

Interest expense

Interest expense was $22,039, during the three months ended September 30, 2010, compared to $24,004 during the three months ended September 30, 2009, a decrease of 8%.

Net loss

For the reasons above, net loss for the three months ended September 30, 2010 was $201,852, a decrease of $263,184 compared to the net profit of $61,332 for the three months ended September 30, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenue

For the nine months ended September 30, 2010, revenue was $455,752, compared to $503,465 for the nine months ended September 30, 2009, a decrease of $47,713 or approximately 9%. Weather condistions and the general market ecomomic decline attributed to a decrease in revenue.

Cost of revenue

Cost of revenue was $293,828 for the nine months ended September 30, 2010, compared to $345,143 for the nine months ended September 30, 2009, a decrease of $51,315 or approximately 15%. The decrease in cost of revenue was due to a decrease in operations and related operating expenses at the facility.  In particular, a decrease in property taxes of approximately $13,000, a decrease in depreciation expense of approximately $31,000, a decrease in salaries and wages of approximately $36,000, offset by an increase in outside service of approximately $31,000 for increased tire hauling cost during the first six months of 2010 versus the first six months of 2009.

Environmental remediation

During the nine months ended September 30, 2010, environmental remediation costs of approximately $12,933 was accrued based on our estimate of additional cleanup costs as a result of increased inventory to approximately 6,500 tons. During the nine months ended September 30, 2009, enviromental remediation costs was reduced by $193,000 due to lower estimated landfill disposal costs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $713,515 for the nine months ended September 30, 2010, compared to $647,752 for the nine months ended September 30, 2009, an increase of $65,763 or approximately 10%. The increase in selling, general and administrative expenses is due primarily to an increase in consulting and legal expense of approximately $70,000, an increase in outside service costs of $68,000, offset by a decrease of $35,000 in computer software expense, a decrease in professional accounting of $16,000, a decrease in officer wages and benefits of $62,000, and a decrease in office rent of $18,000. In addition, a decrease in interest and penalties resulted in lower selling, general and administrative expenses of approximately $56,000 in the nine months ended September 30, 2009.

Litigation settlement costs

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee. On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 which was charged to expense during the nine months ended at September 30, 2010.

Other income

Other income of approximately $50,000 is comprised of insurance proceeds net of initial costs to demolish and prepare the site to rebuild the tire processing production building in Hutchins, Texas that suffered snow damage in February, 2010. The Company filed an insurance claim for damages and received initial proceeds of approximately $91,000. The Company is finalizing claim with insurance representative for additional costs incurred through September 30, 2010.

Gain on extinguishment of liabilities

During the nine months ended September 30, 2010, gain on settlement of liabilities of approximately $71,000 was comprised of indebtedness of approximately $161,000 that was settled for approximately $90,000.

Interest expense

Interest expense was $54,429, during the nine months ended September 30, 2010, compared to $48,271 during the nine months ended September 30, 2009, an increase of $6,158 or 13%. There was an increase in related party notes during the nine months ended September 30, 2010.

Net loss

For the reasons above, net loss for the nine months ended September 30, 2010 was $589,714, an increase of $243,076 or approximately 70%, compared to the net loss of $346,638 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Going Concern

Our consolidated financial statements for the quarter ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The report of our Independent Registered Public Accounting Firm as of and for the year ended December 31, 2009 includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have a net loss of approximately $589,700 and net cash used in operations of approximately $233,500 for the nine months ended September 30, 2010, an accumulated deficit of approximately $65,272,000 and a total stockholders’ deficit of approximately $2,611,000 at September 30, 2010.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

At September 30, 2010, the Company had a working capital deficiency of approximately $2,940,000 and a cash balance of $9,194. The Company’s working capital deficiency balance is due primarily to the curtailment of its full operations and consequential reduction in cash flows at its tire fuel processing and storage facility in Hutchins, Texas, the inclusion of a liability of approximately $154,800 for cleanup costs at the Hutchins, Texas facility, and the current liability classification of its notes payable due to default.

For the nine months ended September 30, 2010, the net cash used in operating activities of $233,500 consisted primarily of the net loss of $589,714 and an increase in accounts receivable of $43,124, non-cash depreciation and amortization expense of $101,219, increase in accounts payable and accrued liabilities of $151,537, stock issued for services of $112,168, and gain on extinguishment of liabilities of $71,481.

For the nine months ended September 30, 2010, the net cash used in investing activities consisted primarily of $85,981 for purchases of assets.

Net cash provided by financing activities was $306,230 for the nine months ended September 30, 2010, and it consisted primarily of $100,000 of proceeds from the issuance of common stock and $214,700 in loans from related parties (net of a repayment of $10,000) offset by payments on debt of $8,470. These notes may be prepaid in whole or inpart without premium or penalty if the company has sold its Tire Processing Facility. All prepayments shall first be applied to interest, and then to principal payments in the order of their maturity.

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

Item 4. Controls and Procedures

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of September 30, 2010, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2010:

●
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

●
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

●
Due to the nature and size of the Company’s current operations, there is lack of segregation of duties in financial reporting. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report.

Changes in Internal Control over Financial Reporting.

The Company hired a full time Vice President of Finance/Controller on January 18, 2010.

There was no other change in our internal control  over  financial reporting  during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company entered into a termination agreement with a former employee dated February 10, 2004 for services that were performed prior to termination. The Company was required to issue to the employee 285,000 shares of common stock, upon the Company effectuating a stock split. To date, the stock split has not taken place. The Company was named in a suit by the former employee alleging that the Company reneged on its obligation to issue shares to the employee seeking $405,000 in damages and costs. On July 26, 2010, the courts reduced the original judgment being sought against the Company from $405,000 to $59,850 plus accrued interest. Accordingly the $59,850 plus $32,754 in interest has been accrued in relation to this matter as of September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September, 2010, the Company received $100,000 in payments from private individuals for 2,466,667 shares of common stock.  The proceeds from these sales were used for payment of corporate overhead and expenses.  During the nine months ended September 30, 2010, the Company authorized the issuance of the stock certificates for 3,001,667 shares (which includes the 2,466,667 above and 535,000 shares purchased in December 2009).

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).1	Certificate of Incorporation*
3(i).2	Articles of Amendment to the Articles of Incorporation, filed on August 6, 1999*
3(i).3	Certificate of Amendment of Certificate of Incorporation, filed on April 24, 2002*
3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*
3 (i).5	Certificate of Amendment to Certificate of Incorporation, filed on November 13, 2007**
3(ii).1	Amended and Restated By-Laws***
10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC.*****
10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Ing. Gianfranco Licursi****
10.3	Nathaniel Energy Corporation 2005 Equity Participation Plan*
10.4	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Mr. Timothy Ruddy*****
10.5	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Mr. Richard Strain*****
10.6	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc.*****
10.7	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC******
10.8	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc.******
10.9	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky.******
10.10	Resignation of Barry J. Kemble as a member of the Board of Directors of Vista International technologies, Inc. effective November 1, 2010.******
31	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

****** Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: November 16, 2010	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Executive Officer and Principal Accounting Officer