Form 10-K
period 2010-12-31
Vista International Technologies Inc
filed 2011-04-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The registrant had 114,719,553 shares of common stock outstanding as of April 13, 2011. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock June 30, 2010 was $1,406,045.

DOCUMENTS INCORPORATED BY REFERENCE: None

VISTA INTERNATIONAL TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

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

●	The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
●	Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
●	Changes in domestic and global regulation related to greenhouse gas and carbon emissions.
●	The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
●	Loss of competitive advantage due to the expiration of two of our U.S. patents in 2011.
●	The closing of the sale and leaseback of our Hutchins, Texas site where our tire processing operations are located.
●	Our ability to pay debt service on loans as they come due.
●	Our ability to generate sufficient cash to pay our creditors.
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

Part I
Item 1. Business.

Company Mission

Vista International Technologies, Inc.’s mission is to provide a clean, dependable, cost-competitive energy alternative to fossil fuels world-wide. Through ongoing refinement and development of our proprietary technologies, we are positioning to be a leader in the waste-to-energy (WTE) and renewable energy markets. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal systems while providing clean alternative energy.

General

Vista is presently divided into two business units:

●	Renewable energy and WTE utilizing our Thermal Gasifier™ technology, and

●	Tire processing and storage and tire derived fuel (TDF) production.

Waste –to-Energy

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

As we advance our “state-of-the-art” WTE technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies to build, own and operate distributed WTE plants. The Company is exploring the possibility of a commercially viable “pilot project” in the US using its third generation patented technology, the Thermal Gasifier™. The characteristics of our ideal project are a combination of high energy demand and cost with on-site (or local) generation of large volumes of hydrocarbon based waste. Whether through joint-venture or licensed partner, we expect to develop efficient WTE infrastructures for industrial customers (“inside the fence”) or for small municipalities. These projects will reduce the environmental impact from waste disposal and reduce dependence on fossil fuels while producing efficient, clean energy from a given waste stream. Our solutions will reduce our customer’s waste disposal and power consumption costs, while at the same time reducing airborne emissions that would be generated by disposing of waste in landfills. We also expect to take advantage of government subsidies/credits to assist in the financing of WTE projects in select markets.

Tire Processing Operation

Since 1999 we have operated a tire fuel processing and storage facility in Hutchins, Texas. Under Texas State regulations we are licensed as a scrap tire transporter, processor and storage facility. We are paid a tipping fee (fee paid per tire received or per ton) for accepting waste tires. We produce the following products from scrap tires:

●	tire shreds for landfill for use as leachate material and as sanitary landfill cover.

●	Tire derived fuel (TDF).

The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas/Ft. Worth Metro area.

We curtailed production of TDF during August 2007, due to equipment damage until the equipment could either be repaired or replaced. We considered purchasing new equipment; however, the markets for our TDF began to decline during 2008 due to the global economic downturn.  As a result of the downturn and our limited financial resources, we determined not to purchase new equipment and as a result, we were unable to resume production of TDF and exploitation of the market for TDF.

In April, 2010 our Board of Directors began considering ways to maximize the value of our tire producing assets, and strategies to re-enter the TDF market.   Management found that TDF market was beginning to rebound, especially as oil prices rose, since TDF represents a “high energy” alternative fuel source.  Following the research conducted by management, the Company   decided that it was an ideal time to re-enter the market and pursue the revenues that can be generated from the sale of TDF.  In July, 2010 the Board engaged Colliers International, a worldwide real estate company with expertise in marketing, leasing and property management, to advise the Company on opportunities to monetize its Hutchins Texas facility to fund its TDF business plan, among other things.

In furtherance of its plan, on February 14, 2011, Vista entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership to sell all of its interest in the approximate 27 acre industrial site where its tire fuel processing and storage facility is located.  Vista will concurrently least back approximately 12.5 acres of the property and continue operating tire processing business.

The closing of the sale is contingent on various closing conditions and deliveries, including deposit of earnest money, Brown’s review of the physical and environmental condition of the property, transfer of necessary permits and licenses, curing liens and encumbrances, satisfactory completion of customary due diligence and shareholder approval.  We expect this transaction to close on or around June 30, 2011.  If this schedule is met, we expect to re-commence the production of TDF in the latter part of 2011.

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Throughout 2010, we significantly increased the throughput of the facility but due to limited material being used as leachate or landfill cover, the Company was not able to continue reducing the amount of whole and shredded tires stored at the facility in order to decrease our environmental liability exposure.  We are exploring the option of expanding operations with additional shredding equipment and rolling stock to further increase our throughput and begin the production of TDF to generate additional revenues.  The production of TDF will eventually result in a reduction of the stored material onsite thereby lowering our financial liability.

During the year ended December 31, 2010, our tire recycling processing business generated 100% of our total revenue.

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

During 2010, we made further advances in the design of the next generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our hands-on engineering and operating experience gained from our efforts to implement a functioning WTE facility in Italy between 2004 and 2006.

The Company continues to work closely with outside consultants to advance its Thermal Gasifier™ technology.  In particular, we are parties to a Consulting and Services Agreement with Mustang Consulting, LLC.  Pursuant to the agreement, Mustang will use its intellectual capital to provide us with guidance and advice with respect to business planning, strategies and advancement of our Thermal Gasifier ™ technology, including, among other things, business and financial advisory services, technical advisory services, supervision of our technical staff, supervision of contract engineering services, supervision of documentation of modifications to the gasifier unit to prepare for commercial deployment and project management services for development projects, in exchange for an agreed upon rate and a worldwide, irrevocable and perpetual non-exclusive license to use our commercialized gasification technology.  We will receive a fixed license fee at the rate of $50,000 per 16 MMBtu/Hr of thermal capacity for each gasification unit built directly by Mustang.

We are also parties to a Joint Development Agreement with Mustang to further advance the Thermal Gasifier in new waste-to-energy and biomass-to-energy projects and to facilitate the development of projects in its pipeline.  Pursuant to the agreement, we and Mustang are entitled to certain equity interests in each entity organized by us for the purpose of owning, financing, constructing and operating approved projects.  Management believes that this agreement will allow the company to expedite the deployment of its third generation Thermal Gasifier technology across multiple vertical markets.

Mustang is currently in the process of designing and fabricating an MFG-8, Thermal Gasifier™.  Once the fabrication of this Gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes.  Mustang is working with outside parties to fabricate a demonstration Gasifier unit at their own expense and will co-market a smaller version of the Thermal Gasifier™ to take advantage of well established waste-to-energy markets in Italy.  The Company will receive a license fee for each unit placed into service. This gasification unit is expected to be operational during the latter part of 2011.

To continue to advance the Company, it is important that we attract and gain access to new capital. To identify and facilitate necessary funding to further our business plan, we continue to work on fund raising activities in multiple areas.  Aside from funds contributed by private investors, we entered into an agreement with Colebrooke Capital, Inc., an investment advisory firm based in New York City, in April 2010, pursuant to which Colebrooke is to re-capitalize the Company, so that we can complete the deployment of the next generation Thermal Gasifier™ technology and initiate project development for its commercialization.  In exchange for its corporate development services, Colebrook will receive a certain percentage of the total capital raised in each transaction (subject to certain criteria), and, in exchange for its advisory services, Colebrook will receive an agreed-upon sum.  Additionally, we will seek project funding, in some cases with joint venture partners, which will be based on the size, configuration and business structure of a given project.

We have also engaged Steven Kowalsky and Edward Kowalsky as consultants to facilitate introductions of the Company to selected clients for the purpose of developing projects where our Thermal Gasifier™ technology can be utilized.  The Kowalskys will receive shares of our common stock in exchange for their services.

Company Operations

Vista’s business is presently divided into two units:

●	Renewable energy and WTE utilizing our Thermal Gasifier™ technology, and

●	Tire processing and storage and tire derived fuel (TDF) production.

Operations related to the engineering and development of the Thermal Gasifier™, are ongoing and headquartered at our office in Denver.  The Company is working toward the production of a demonstration unit, set to be deployed in Italy in late 2011.  The Company is also exploring options for a commercially viable “pilot project” in the US.

The Company has been in the tire processing business since 1997, operating a 27 acre tire processing and storage facility in Hutchins, Texas since 1999. The facility shreds whole passenger and truck tires for disposal and is evaluating various improvements for the production of tire derived fuel (TDF) for use as an alternative fuel in various industrial processes. In 2010, our facility received and shredded a total of approximately 10,000 tons, approximately 518,000 passenger/light truck tires. Through July 2010, we were able to dispose of this material at a municipal landfill site.  However, the landfill has recently transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs.  As a result, our tire inventory has increased without a ready disposal source.

Production of TDF was curtailed during August 2007 as a result of equipment damage. The equipment had not been replaced due to low demand for TDF. TDF has continued to rebound as a high energy alternative fuel source since the economic downturn. The Company has been focusing on strategies to rejuvenate its TDF business, including:

●	sale of its industrial site in Hutchins, Texas where its tire processing business is based and a leaseback of a portion of that property, and

●	exploring the option of purchasing additional equipment and rolling stock to begin the production of TDF and recommencing sales to industrial customers.

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

The Company’s Thermal Gasifier™ is a closed, continuous flow, multi-stage gasification module. The Thermal Gasifier™ is designed to efficiently convert hydrocarbon feedstock containing solids, such as tire-derived fuel (TDF), refuse-derived-fuel (RDF) from the municipal and industrial solid waste streams, municipal sewage sludge solids (MSS), wood waste, and agricultural waste into two main products - a producer gas (Syngas) comprised primarily of hydrogen and carbon monoxide, and a residual inert ash (approximately 10% by weight of the feedstock on average).

Most of the feedstock mentioned above requires some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weigh belts and air locks to ensure an accurately metered supply of fuel is introduced while limiting the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a producer gas (Syngas), which is then drawn off to a separate chamber to be combusted at temperatures between 1500º to 2000° Fahrenheit.

The Thermal Gasifier’s™ multi-stage gasification and oxidation process is designed to efficiently recover the greatest percentage of available energy possible while generating very small quantities of environmental pollutants. The Thermal Gasifier’s™ high temperatures destroy the majority of hazardous air pollutants emitted from RDF and TDF including polychlorinated biphenyls (PCBs), dioxins, and furans. Most remaining gaseous pollutants are captured by scrubbers, catalytic reduction, or other pollution control equipment with the exhaust gas containing pollutants falling well below EPA and EU limits.

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

Tire Processing

Our tire processing operation in Hutchins, Texas is permitted by the TCEQ as a scrap tire processing and storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” (disposal charge). This service allowed for the receipt of more than 518,000 tires from tire facilities and transporters in the Dallas/Ft. Worth, Texas area during 2010.

During August 2007, our TDF operations ceased due to equipment damage on our TDF processing line. The TDF processing equipment has not been replaced. During the period from August 2007 through August 2008, we focused on removing and land filling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. The facility was given permission by the TCEQ during August 2008 to commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee.  In early 2010, the Company worked with the City of Dallas on a project to provide tire shreds for use as filter and cover material for the city’s landfill.  As a result, a number of tire shreds and stored waste tires at the facility were removed.  That project has been completed and the number of tires stored on the facility property has increased.  The Company has been finalizing arrangements to begin reselling “road worthy” used tires to the secondary market to create a second revenue center while it finalizes its evaluation of adding equipment and rolling stock to start the production of TDF sales thereby creating a third source of revenue. We did not produce TDF during 2009 or 2010.

During 2010 we generated approximately $571,300 in gross revenue from our tire processing operations, all of which was generated from tipping fees collected for the disposal of waste tires at our site. Our total cost of revenue for tire processing operations was approximately $343,000, including an increase in the environmental liability of $41,000, resulting in gross profit of approximately $187,000 or a 33% gross margin.

Business Model

The Company is presently divided into two business lines:

●	renewable energy through WTE generation facilities utilizing our Thermal Gasifier™ technology,

●	and our tire processing operations.

The tire processing facility provides the Company experience in securing and processing significant supplies of alternative fuel feedstocks. The tire processing operations could be used to complement the Thermal Gasifier should the market economics improve in Texas.  This would enable the tire facility to produce revenue toward funding the development and deployment of the gasification technology in that market.

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

Our plan is to seek qualified projects where the company can build, own and operate WTE plants or provide “turn-key” gasification and power systems to licensed end-users. This may include the development and operation of a commercially viable “pilot project” in the US using our third generation gasification technology.  Secondarily, we would identify potential joint venture partners to utilize our technology where we will become an ongoing participant in the project. Our joint venture percentage ownership will vary with each venture. We will evaluate joint venture partners who possess one or more of the following attributes: financial capability to cover the project’s development and capital costs, governmental resources to assist in permitting and provide technical expertise, and host business applications that will support a successful operation. We have not generated any revenue from any joint ventures to date.

 Research & Development

During 2010, we incurred approximately $56,000 in research and development salaries and benefits dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of operations.  During 2010, we incurred approximately $31,500 for third party research and development services. We are engaged in continuous improvement of the Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy to undertake “third generation” redesign of the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”. We seek establish our presence in the renewable energy marketplace through strategic joint-venture partnerships.

Intellectual Property

We own three U.S. patents and one European patent and have two U.S. and one European patent pending.

Our two initial patents apply to the construction methodology and design of our Thermal Gasifier™ and were issued in 1993 and 1994. These patents both expire in 2011. One additional patent for our gasifier system and method of gasification was issued in 2006 and expires in 2018. Our patents cover the design of a fuel efficient dual gasification chamber and a unique computerized method of mixing air with combustible gas.  As we complete the advancement of our technology toward its third generation of improvements, additional patent applications will be made to piggy-back off of the original patents, thereby extending the protection on our intellectual property.

We also have two US patent applications pending. One, filed during 2002, relates to improvements in our gasifier system, which reduces air and water pollutants and the second, filed in 2004, relates to our oxygen-based biomass gasification system and controls. In addition, two European patent applications were pending in 2010 on our gasifier system and method of gasification and on our oxygen-based biomass gasification system. On January 5, 2011, the European patent for our Gasifier System and Method was issued.

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

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires through April 25, 2015.  Throughout 2010, we have significantly increased the throughput of the facility but due to limited material being used as leachate or landfill cover, the Company was not able to continue reducing the amount of whole and shredded tires stored at the facility in order to decrease our environmental liability exposure.  We are exploring the option of expanding operations with additional shredding equipment and rolling stock to further increase our throughput and begin the production of TDF to generate additional revenues. This option is currently dependent on us closing the pending sale of our industrial site that houses our tire processing facility and leasing back a portion of it, or raising additional capital.  The production of TDF will eventually result in a reduction of the stored material onsite thereby lowering our financial liability.

We believe these laws and regulations will not have a material adverse effect on our capital expenditures or competitive position. We believe that our technology complies, in all material respects, with the various federal, state, and local regulations that apply to our current and proposed operations.  Based on testing conducted by Bord na Mona Environmental Limited, a republic of Ireland based environmental company, the Company also believes that the Thermal Gasifier™ produces pollutant emissions significantly below European Union limits.

Market Opportunity

Waste to energy

In the WTE market a significant focus has been placed on the generation of electricity by the direct combustion of solid waste. This typically results in high levels of air pollution, most notably in high carbon dioxide emissions.  Alternatively, solid waste can be gasified and the Syngas produced can then be combusted to generate electricity efficiently and in a more environmentally friendly manner, specifically, much lower carbon dioxide emissions. The key market drivers are the cost of waste disposal and the price paid for the electricity generated. In many instances, unless the cost of waste disposal and price of electricity are high, the project is not economically viable compared to traditional fossil fuel generating capabilities. We believe the optimal projects for our Thermal Gasifier™ are not large centralized power production facilities, but smaller (1 to 50 megawatt) distributed power production facilities either co-located with the waste generator and end user of the power, or located within a municipality and interconnected to the local grid.

Opportunities also exist for sale of commodities other than electricity, which can offer higher profitability to a project.  While production of electricity is a mainstream technology, the equipment necessary can be quite expensive, particularly on a small scale.   To maximize the projects efficiencies, combined heat and power (CHP) can be used to increase project return on investment. In addition, our Thermal Gasifier™ has the flexibility to handle a variety of different solid hydrocarbon based waste materials which allows us to identify projects that could not be handled by other technologies without considerable design modification and cost.

We expect the demand for the Thermal Gasifier™ technology for creating energy infrastructures or WTE facilities to increase as traditional energy costs continue to rise. In industries with high energy demands such as chemical plants or refinery operations, grid blackouts or other service interruptions also drive the need for more reliable distributed energy source infrastructures that we can provide utilizing our Thermal Gasifier™ as a dedicated energy source.  Additionally, we expect the demand for waste processing to increase as environmental regulations increase and space constraints limit municipalities ability store carbon based waste.

Tire Fuel Processing and Storage

We believe that the demand for our tire fuel processing and storage services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas/Ft. Worth metropolitan area and, at a future date, deliver TDF to our customers as an alternative energy source.  The Company is currently in contract to sell and is negotiating a leaseback of the land and tire processing facility to provide funding for its TDF business plan, among other things, as described in more detail under Item 2 “Properties” below.

According to the Rubber Manufacturers Association’s Scrap Tire Markets 9th Biennial Report of May 2009, there were 303 million waste tires disposed of in the United States during 2007. Of these 303 million tires, about 53% were used as TDF, 17% were used for crumb rubber production, 13% were disposed of in landfills, 12% were used in civil engineering applications, 3% were used in reclamation projects and the remainder was used in small specialty applications.

Management expects new emission regulations will be enacted reducing the percentage of waste tires used to fuel cement kilns in non-attainment, historically, a material portion of Vista’s TDF sales. This would be offset by the increase in use by other industries that seek a high energy alternative fuel feedstock to that of traditional fossil fuels (i.e. oil and natural gas).  As traditional fossil fuel costs increase the market for alternative fuels, such as TDF, will become more attractive substitutes.  Additionally, our Thermal Gasifier™ technology provides a viable method of utilizing waste tires, reducing landfill and stockpile accumulations while generating clean dependable energy in an environmentally friendly manner.

Business Development Activities

Waste to Energy

We seek to establish our presence in the renewable energy marketplace through strategic joint-venture partnerships with key business partners. Through participation in commercially viable WTE projects located on optimal sites, we expect to utilize the Syngas generated by the Thermal Gasifier™ to produce thermal and electrical energy. We have had initial discussions with key project partners located in the Northeastern United States. These groups have expressed strong interest in developing WTE facilities on their sites utilizing our Thermal Gasifier ™. We are currently in the process of obtaining letters of intent from these potential project partners.

There are several distinct trends pulling our solution into the marketplace:

●	Increasing emphasis on climate change and the reduction of greenhouse gas emissions

●	Increasing interest in alternative waste disposal options, rather than land filling and incineration

●	The need to contain ever increasing energy costs driven by the dependence on fossil fuels

The Thermal Gasifier™ is an ideal solution to these problems as it diverts waste from landfills, mitigates increasing costs associated with waste disposal, helps reduce our dependence on fossil fuels, and reduces carbon and greenhouse gas emissions.  The Company believes that a small scale “pilot facility” in the US could aid significantly in “mainstreaming” the technology.

As the market matures, we anticipate that the typical project will be a standalone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. This will also require contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns.

Tire Fuel Processing and Storage

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or they can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a tipping fee for accepting waste tires. We are exploring options to add new equipment to our tire fuel processing facility now that the TDF market is showing signs of recovery following the economic downturn.

Competition

The alternative energy industry is evolving rapidly in response to increasing concerns about climate change, environmental degradation and the long-term security of our petroleum products supply. The costs of electricity, natural gas and transportation fuels have increased in the last several years and there is no indication that prices will abate in the near future. The expanding alternative energy industry is a rapidly changing field of technology but is still focused towards the production of electricity thereby reducing the reliance on fossil fuel generation.

It is very difficult to compete on large scale utility electric generation against traditional fossil fuels on a price-per-KWh basis. Therefore we compete within a broad spectrum of technologies on a smaller scale as the alternative energy industry continues to expand, including traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification and pyrolysis. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Gasifier™ and couple it with other synergistic technologies.

Management believes that the modularity, scalability, multi-fuel capability, low emissions, and low costs of installation and operation of the Thermal Gasifier™ positions us to capture a significant  share of the WTE market. The traditional technologies such as incinerators or mass burners which make up the majority of current waste to energy facilities are falling out of favor in most developed countries due to the inefficiencies and high greenhouse gas emissions.

While there are numerous examples of laboratory scale and pilot plant waste to energy operations, very few successful commercial scale facilities have been constructed to extract the energy contained in solid waste materials. The technologies that attempt to do so fall within a few basic categories: incinerators/mass burners, gasifiers, pyrolysis units, plasma gasification, retorts and fluidized-bed reactors.

Incinerators/mass burners have been widely used to reduce the volume of material going to landfills or destroying material too hazardous to landfill. These represent more than 95% of the installed base of waste-to-energy extraction facilities. Almost all of these technologies convert raw waste streams by burning it in a heated air stream. Some of the units generate power and have some level of pollution control for the exhaust gases. Heat produced by this burning may be extracted by a boiler to generate electricity or it may be released directly into the environment. Most of the installed facilities are nearing the end of their useful lives and are not considered for replacement primarily due to the emission of air pollution associated with this equipment

Gasification units are significantly different from mass burners and incinerators. These units heat solid material in an oxygen-starved environment where the gaseous components of the solid material are released. These gaseous components, or producer gases, retain the heat producing qualities of the solid material. The gas is then used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. Gasifiers have become increasingly attractive as a means to cleanly convert most solid, hydrocarbon-based wastes into heat, steam, electricity and liquid transportation fuels. Fixed-bed gasification units are the most common type. Equipment selections downstream of the gasifier determine the products and co-products produced. Most of the earlier models gasified coal, wood waste and petroleum coke. Discarded tires, municipal solid waste, sludge and agricultural waste are now fuels of opportunity.

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

While our tire processing operations competes with several local companies that are registered to collect and process waste tires in the Dallas/Ft.Worth market, we have the only storage permit.  Being able to store waste tire material allows us to cover seasonal changes in the waste tire business and address opportunities for tire clean-ups in the State. The proximity of our facility to major highways and a large intermodal provides advantages over some of the local competitors for distribution of our off-take material (i.e. TDF).  The local competition will continue to negatively impact our tire processing revenues until we find a long-term sustainable use for the shredded waste tires.  Toward that end, the Company is evaluating improvements to the current operation for the production of TDF, as well as, reselling quality used tires to the secondary market.

Major Customers

During 2010, our total revenue was derived from tipping fees from accepting waste tires from generators and tire transporters.  Our customers include numerous generators and transporters. Three customers comprised approximately 21%, 21% and 11% of revenues respectively, for the year ended December 31, 2010. These customers comprised approximately 47% and 12% of revenues for the year ended December 31, 2009. In the first quarter of 2010, we lost our largest customer.  The loss of this customer had a significant, negative impact on our overall revenue, which we were not able to replace in 2010. At this time, we do not have any other customers responsible for more than 10% of our total revenue.

During 2010, we did not have any customers for our Thermal Gasifier™ business.

Major Suppliers

Tire Fuel Processing Operation

The Company believes there is a readily available supply of waste tires for which we are paid tipping fees. We accept waste tires from many sources including distributors and transporters.

Thermal Gasifier™ Business

The Company believes there is a readily available supply of materials, equipment and associated vendors to fabricate construct and operate our Thermal Gasifiers™ in a WTE plant. Additionally, we believe the worldwide market for WTE plants continues to expand as both waste disposal costs and energy costs increase and lessening our dependency on fossil fuels becomes more critical. Increasing energy costs coupled with burgeoning waste generation and fewer landfills provides a growing market opportunity for our renewable WTE solutions. Given the fuel flexibility of our Thermal Gasifier™, we do not believe we are dependent on any single source or feedstock for our supply.

 Personnel

We have seven full time employees, three of which are located at our corporate offices in Denver, Colorado, and four of which including one Business Manager, are located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Denver office and at the tire processing facility as necessary based on volume of work. Additional personnel will be added at the tire processing facility if and when new equipment is purchased and operations are expanded. We anticipate that significant personnel additions will be required when we move forward on the Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or the WTE business.

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

Subsidiaries

We have one wholly-owned subsidiary, Cleanergy, Inc., which was formed as an operating company for the purposes of developing WTE projects and commercializing our Thermal Gasifier™, by entering into joint venture and licensing agreements and building and operating small WTE facilities. Cleanergy, Inc. is currently dormant and has no operations.

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

Item 1A. Risk Factors.

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

The Company currently has a working capital deficit.  We expect that our current cash on hand and revenues we expect to generate at current levels will not be sufficient to sustain our operations.  We will require several million dollars in capital investments to further develop our Thermal Gasifier™ business and improve our tire processing operation.  Capital investments could be in the form of debt, equity, government grants or guaranteed loans to fund our business in general or a particular project.  We are also seeking other capital project financing opportunities.   There can be no assurance that we will obtain the funding needed to develop this business.  If we do, we cannot assure that any funds raised for our business in general or for a particular project will be sufficient to sustain our operations or complete the project respectively.

Our ability to commercialize our Thermal Gasifier™ technology is dependent on fabricating and additional successful testing of our Thermal Gasifier™ unit.

We have tested our Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to move forward with commercialization. During 2010 and 2009, we have continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency.  We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

Revenue and gross margin growth in our tire fuel processing operation is dependent on successful equipment maintenance, repair, upgrades and rejuvenating our TDF business.

Our business plan contemplates improvement in our tire processing operations which will require new equipment, repair and maintenance of existing equipment and increases in our workforce.   During August 2007, due to equipment damage, the facility curtailed production of tire derived fuel (“TDF”) until the equipment could either be repaired or replaced.  The markets for our TDF began to decline during 2008 due to economic conditions, so we postponed the repair or replacement of the equipment.  In 2010 we found that the TDF market was beginning to rebound especially as oil prices rose. The Company decided that it was an ideal time to re-enter the market and capture the revenues that could be generated from the sale of TDF. We are evaluating investing in new equipment to coincide with the market demand.

New equipment purchases, repair of existing equipment and increasing our workforce will require additional funding and is dependent upon us obtaining additional waste tire supply contracts and making the necessary facility improvements for starting the production and sale of TDF.  If the pending industrial site transaction closes, the Company intends to use some of the $1,348,000 proceeds for the TDF production improvements.  It is likely that the Company will need additional funding beyond the proceeds available from the land sale to implement its business plan. Historically, we have had limited customers for our TDF and we cannot assure that if we invest in new equipment we will be successful in rejuvenating and growing our TDF business.

If we fail to satisfy customer expectations, existing and continuing business could be adversely affected.

If we fail to satisfy customer expectations, our reputation and ability to retain existing customers and attract new customers may be damaged.  In addition, if we fail to perform adequately on projects, we could be liable to customers for breach of contract and could incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

We have accumulated a potential cleanup liability associated with tire-derived-fuel processing operations.

Should operating conditions relating to our tire processing operations substantially deteriorate, we could be required by the TCEQ to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the tire processing and storage facility. The projected cost of full cleanup of the tire processing facility is estimated to be $183,000.   In the past, we have been able to dispose of this material at a municipal landfill site.   During the last five months of 2010, the local landfill did not accept shredded waste tires from us but began accepting limited amounts in the first three months of 2011.  Accordingly, our tire inventory and related liability for disposal has been increasing.  We currently have assurance of approximately $170,000 in the form of a letters of credit in favor of the TCEQ.

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

All of these challenges must be met in a timely and cost-effective manner.  There is no assurance that we will succeed in effectively meeting these challenges.

The expiration of our current patents and failure to obtain patents on our patent pending technology could adversely impact our competitive advantages.

We own three U.S. patents, two of which expire in 2011 and one in 2018.   Our first European patent was issued on January 5, 2011 for our Gasifier System and Method and expires in 2019.  We also have two U.S. and one foreign patents pending.  European patents expire 20 years after their filing date.

The expiration of two of our U.S. patents in September 2011 and a failure to obtain patents on our pending patent applications could adversely impact the competitive edge we have in our Thermal Gasifier™ technology and make it more difficult for us to distinguish ourselves and compete in the WTE market.

Research, experience and shifts in technology and market demand may require changes in our business model.

During the regular course of operating our business, we must adjust our business plan as a result of our research, experience, technology evolution and market demand.  Accepting unforeseen business opportunities may also result in a business model change.  We cannot guarantee that any business model or adjustment in business plan will become successful or be more successful than our current business model.  A shift in our business model may result in the use of other technologies.  Other technologies may in the future prove to be more efficient and/or economical to us than our current technology.  We cannot guarantee that any change in technology will become successful or be more successful than its current technology.

Public company legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause expenses to increase.

We are a reporting company under the Securities Exchange Act of 1934.  We are committed to full regulatory compliance and high standards of corporate governance and we expect legal, accounting and professional fees to account for a substantial percentage of our operating expenses in the future.  The cost of regulatory compliance could strain our limited resources as well as divert attention of our relatively small management team from daily business operations.

Due to the nature and size of the Company’s current operations and resulting lack of segregation of duties, our management has concluded that we have several material weaknesses in our internal control over financial reporting as discussed in further detail in Item 9A.

One stockholder beneficially owns almost 50% of outstanding shares and effectively controls a vote of stockholders.

One stockholder, Richard Strain, beneficially owns 48.3% of outstanding shares.  An additional stockholder, Timothy Ruddy, a director of the Company, beneficially owns 8.7% outstanding shares.  The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.

Accordingly, Mr. Strain has, in all practical likelihood, the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

Encumbrances on Company Assets may result in a delay or inability to sell the Company’s Texas facility

The following encumbrances existed on the Company’s assets as of December 31, 2010:

●
$800,000 Deed of Trust filed April 23, 2002 by Alternate Power, Inc.  While management is currently unable to determine the ultimate outcome of this matter, management is vigorously pursuing appropriate legal remedies to invalidate this deed of trust in order to complete the sale of the property.

●
Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  The liability for this judgment is included in accounts payable and accrued liabilities in the consolidated balance sheets.

A delay in the closing of the land and facility sale may result in the Company being unable to continue in business due to lack of liquidity anticipated as the result of closing this transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own approximately 27 acres of property at 1323 Fulghum Rd. in Hutchins, Texas in a semi-industrial region of southern Dallas County where we conduct our tire processing storage operations.  The facility includes a newly replaced 10,000 square foot partially enclosed production building for waste tire processing, a 5 year old 1,200 square foot stand alone business office and a 12 year old 1,800 square foot permanently placed office trailer with employee break room. The production building collapsed from an unusually heavy snow storm in February 2010 which caused us to temporarily shut down operations for the removal of debris and repairs to the production building. The building was fully insured and has since been completely repaired. The total insurance claim is approximately $130,000, covering the production building, equipment damage, lost production and lost revenue. We believe the new production building will improve our existing used tire reclamation and processing operations.

In April, 2010 our Board of Directors decided, as part of its strategy to maximize the value of its tire processing operations, to consider monetizing its tire processing facility.  After contacting and considering several real estate and appraisal firms, the Board elected to engage Colliers International, a worldwide real estate company with expertise in marketing, leasing and property management, in July, 2010 to assist the Company in the process.

As a result of management’s efforts with Colliers International, the Company entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership in February 2011, to sell all of the approximate acre industrial site.

We will concurrently enter into a lease with Brown to lease back approximately 12.5 acres of the property at closing to continue our tire processing business currently located on the property. The proposed lease terms include an initial sixty month lease term with mutually agreed-upon extensions, initial six months of free rent and lease payments of approximately $675 per acre per month, subject to potential increases in the Consumer Price Index.

The aggregate consideration to be paid by Brown to the Company pursuant to the Sale Agreement is approximately $1,348,000 in cash, which is net of the first two years of lease payments under the proposed lease.  The recorded amount of the land, buildings and land improvements approximately $241,000 at December 31, 2010.

The closing of the sale is contingent on various closing conditions and deliveries, including deposit of earnest money, curing liens and encumbrances, Brown’s review of the physical and environmental condition of the property, transfer of necessary permits and licenses, satisfactory completion of customary due diligence and shareholder approval.

We lease approximately 1,500 square feet of office space for our corporate offices at 88 Inverness Circle East, Suite N-103 Englewood, Colorado. The present lease expires on December 31, 2012.

Our facilities are adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings.

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On November 26, 2010, an amended judgment was entered against the Company for approximately $95,000.  This judgment is accruing interest (from the date of the judgment) at the rate of 8% per annum.  The Company believes it has entered into a settlement with the plaintiff/judgment creditor as follows:  Total settlement sum of $93,617, payable with a $15,445 down payment and installments of $3,000 a month with interest at the rate of 6% until the principal is paid in full.  The settlement also potentially involves the pledge of some Company stock as security for the payments.  However, at this time the plaintiff/judgment creditor is refusing to acknowledge and agree to the settlement.  A hearing on the Company’s Motion To Enforce Settlement Agreement is scheduled for May 20, 2011.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Fiscal Year Ended December 31, 2009:
First Quarter	$0.08	$0.01
Second Quarter	$0.13	$0.04
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.08	$0.04
Fiscal Year Ended December 31, 2010:
First Quarter	$0.06	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.02

Source:  http://www.investorpoint.com/stock/VVIT-Vista+International+Technologies+Inc./price-history/

Stockholders of Record

As of April 13, 2011, we had approximately 876 stockholders of record.

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

1 2005 Equity Compensation Plan

2 No options, warrants, restricted stock or other rights have been granted or issued under the plan.

3 Shares may be issued directly as a restricted stock grant or upon exercise of options which may be granted under the plan.

Recent Sales of Unregistered Securities

For the year ended December 31, 2010, the Company issued an aggregate of 5,292,296 restricted shares of its common stock to various investors for cash and in payment of services pursuant to agreements entered into on various dates during 2010.   These unregistered shares consist of:

●	1,475,000 shares issued to consultants during 2010 for consulting services valued at $66,750 in the aggregate

●	3,001,666 shares issued to unrelated parties for a cash investment of $100,000

●	815,630 shares issued in payment of professional services valued at $25,761 in the aggregate

Additionally, 2,765,493 shares of Vista’s unregistered common stock were issued to Richard Strain to convert outstanding accrued interest on notes and line of credit of approximately $138,300.

The above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.  We did not use any underwriter or placement agent in these transactions and did not pay anyone commission or other compensation in connection with these issuances.  These issuances were made directly by us to persons with whom our management had direct contact and a pre-existing relationship.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report constitute forward-looking statements. See “Business—Special Note Regarding Forward-Looking Statements” in Item 1 of this report for additional factors relating to these statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes to the financial statements in Item 8 of this report.

Business Overview and Presentation

Our financial results were impacted by several significant trends, which are listed below.  We expect that these trends will continue to affect our results of operations, cash flows or financial position.

●	Inability to attract adequate debtor equity funding to implement our business plan

●	Ongoing operating losses

●	Delay in successfully demonstrating our Gasifier technology

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Description of Business

Vista International Technologies, Inc. is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and
●	Renewable energy and waste to energy (WTE) projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

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

Our tire processing operations are subject to regulation by the TCEQ. We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.

At December 31, 2010, the Company had approximately 10,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  Through July, 2010 we were able to dispose of this material at a municipal landfill site.  However, the landfill has recently transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs.  As a result, tire inventory has increased without a ready disposal source.

Going Concern

Our consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have a net loss of approximately $864,000 and net cash used in operations of approximately $324,000 for the year ended December 31, 2010, a working capital deficit of approximately $3,210,000, an accumulated deficit of approximately $65,500,000 and a total stockholders’ deficit of approximately $2,905,000 at December 31, 2010.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Management’s Plans

The Company entered into a Purchase and Sale Agreement in February, 2011 to sell all of its interest in the approximate 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas.  The sale is subject to a variety of conditions, including shareholder approval.  The Company will concurrently lease back approximately 12.5 acres of the property at closing to continue the tire processing business currently located on the property.

The Company expects to net approximately $1,348,000 in cash from the sale, which management intends to use to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into Tire Derived Fuel (“TDF”).

In addition to the continued improvements and additional investment in the Hutchins, TX facility, Management intends to focus the Company’s resources in the following areas:

●	Thermal Gasifier™ engineering design and deployment,

●	Maximizing value from the Hutchins, Texas tire processing and storage facility,

●	Development of project based opportunities, and

●	Attracting strategic investment

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include used whole truck and passenger tires to increase revenue and cash flow.  Management believes that improvement in all facets of Company operations will improve the Company’s ability to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

The Company continues to work closely with outside consultants to advance its Thermal Gasifier™ technology.  These consultants are currently in the process of designing and fabricating an MFG-8, Thermal Gasifier™.  Once the fabrication of this Gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes.  These consultants are working with outside parties to fabricate a demonstration Gasifier unit at their own expense and will co-market a smaller version of the Thermal Gasifier™ to take advantage of well established waste-to-energy markets within Italy.  The Company will receive a license fee for each unit placed into service.

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology through build-own-operate agreements alone or through joint-venture relationships with strategic partners. We are looking to partner with companies producing a large hydrocarbon based waste stream, which are also in need of thermal and/or electrical energy. In our target markets, we target opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently advancing our discussions and working toward obtaining letters of intent from these entities.

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

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2010 and 2009:

	Years ended December 31,		Increase/(Decrease)
	2010	2009	2010 vs 2009	% change 2010 vs 2009

Revenues	$571,258	$806,034	$(234,776)	(29.1)%

Cost of revenue	342,992	491,186	(148,194)	(30.2)%

Environmental remediation expense (recovery)	41,122	(207,712)	248,834	(119.8)%

Gross profit	187,144	522,560	(335,416)	(64.2)%

Operating expenses:

Selling, general and administrative expenses	1,019,015	977,677	41,338	4.2%

Loss from operations	(831,871)	(455,117)	(376,754)	82.8%

Other income (expense):

Gain on extinguishment of liabilities	71,481	175,443	(103,962)	(59.3)%
Gain on disposal of property and equipment	13,397	1,000	12,397	1239.7%
Proceeds from insurance settlement	90,769	—	90,769	N/A
Interest expense (net)	(92,446)	(69,307)	(23,139)	33.4%
Other expense	(12,188)	—	(12,188)	N/A
	71,013	107,136	(36,123)	(33.7)%

Loss before income taxes	(760,858)	(347,981)	(412,877)	118.6%

Income tax expense	103,125	—	103,125	N/A

Net loss	$(863,983)	$(347,981)	(516,002)	148.3%

2010 COMPARED TO 2009

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires decreased significantly as a result of the loss of a major customer in the first quarter of 2010 and the extended closure of the Texas facility from February through July 2010 due to the snowstorm related collapse of the building.

This major customer comprised approximately 21% of revenues for the year ended December 31, 2010 as compared to approximately 47% of revenues for the year ended December 31, 2009.

Cost of Revenue

Cost of revenue for our tire processing operations decreased due to a decrease in operating costs at the facility, primarily as a result of the extended closure of the facility.  The decrease was primarily due to decreases in salaries and contract labor, outside services and building depreciation expense.

Our tire operations in Texas are subject to regulation by the TCEQ.  At December 31, 2010, the Company had approximately 10,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, we were able to dispose of this material at a municipal landfill site.  However, the landfill has recently transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs.  As a result, tire inventory has increased without a ready disposal source.  We maintain a reserve for removal and cleanup of material at our Texas facility.   As a result, our environmental liability increased in 2010 compared to the significant decrease in this liability in 2009.

 Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $41,000 in 2010.  Professional expenses increased by approximately $151,000 due to the Company’s increased use of consultants and attorneys to improve operations and negotiate debt settlements.  We also recognized a significant increase in the accrual of payroll tax penalties and interest of $66,000, which was offset by a $126,000 decrease in salary and payroll costs as the result of the termination of our Chief Financial Officer and Chief Executive Officer in the fourth quarter of 2009.  Additionally, relocation to smaller office facilities in the fourth quarter of 2009 enabled us reduce office rent and expense by $57,000.

Research and Development Expense

Internal and external research and development expense was approximately $87,500 for the year ended December 31, 2010 and is included in selling, general and administrative expenses.  Expenditures decreased approximately 5% from approximately $92,000 for the year ended December 31, 2009 due to limited resources available to the Company.

Interest Expense

Interest expense increased approximately 33% due to a net $235,000 increase in related party borrowings.

Gain on Extinguishment of Liabilities

On August 7, 2009 the Company engaged the services of a law firm to negotiate settlements with creditors and judgment holders of the Company.  The law firm was successful in settling approximately $101,000 of debt for approximately $43,500 thereby realizing a net gain of approximately $57,400 in the year ended December 31, 2009.  Negotiations completed in the year ended December 31, 2010 resulted in an additional gain of approximately $71,500.

Gain (loss) on the Disposal of Equipment

Gain on the disposal of equipment increased primarily due to the repossession and auction of caterpillar equipment previously used at the Texas facility.  Equipment with a net book value of approximately $35,800 and subject to debt of approximately $75,500 was sold at auction for approximately $48,600, resulting in a gain on disposal of approximately $13,000.

Income Tax Expense

The Company’s policy is to record interest and penalties as a component of income tax expense.  During the year ended December 31, 2010, we accrued approximately $103,000 related to delinquent balances on federal and state tax returns filed for the tax years 2005 and 2006, while there was no such accrual for the year ended December 31, 2009.

Liquidity and Capital Resources

We had a cash balance of approximately $4,900 at December 31, 2010.  We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding.

As of December 31, 2010, we had a negative working capital of approximately $3,210,000, which includes a liability of approximately $183,000 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of $482,000, a liability of $106,000 for consulting services provided to the Company and a liability of approximately $480,000 for unpaid federal and state income taxes and local sales and property taxes.

As of December 31, 2010, we owed approximately $124,000 to the Internal Revenue Service in back payroll taxes and penalties.  Monthly payments of $5,000 have been made since December 28, 2010 and the final balloon payment is due April 30, 2011.

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $592,000.  The Company received a waiver of default on the notes and line of credit on March 22, 2011 which specifies that non-payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its Texas industrial site or (b) June 30, 2011.

In February 2011 the Company entered into an agreement to sell its 27 acre industrial site in Hutchins, Texas and it will lease back approximately 12.5 acres of the property at closing.  The closing is subject to a variety of conditions, including, among others, shareholder approval.  The Company expects to net approximately $1,348,000 in cash from the sale, which management intends to use to repay certain indebtedness and other liabilities and improve operations, including the purchase of additional equipment to process waste tires into TDF.

During the year ended December 31, 2010, the Company received proceeds of approximately $100,000 from sales of stock for cash, proceeds of $50,000 from notes payable and proceeds from related party notes of approximately $245,000.  The Company received additional note proceeds of $64,000 from a related party subsequent to year-end. We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Critical Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  These accounting principles require us to make certain estimates, judgments and assumptions.  We made estimates, judgments and assumptions when accounting for items and matters such as, but not limited to allowance for doubtful accounts, depreciation, amortization, asset valuations, recoverability of assets, impairment assessments, accrued liabilities and other provisions and contingencies and we believe they are reasonable, based on information available at the time they were made.  These estimates, judgments and assumptions can affect the amounts reported in our consolidated financial statements.

For all of these and other matters, actual results could differ from our estimates.

Environmental Liability

At December 31, 2010, the Company has approximately 10,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill.   In the past, management has considered the piles of tires and tire shreds at the facility an asset to be reclaimed and sold to an end user.  However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete.  We currently do not have the resources to purchase the screening equipment and management has chosen to focus on shipping tire shreds to local landfills.

In the past, we have been able to dispose of this material at a municipal landfill site that uses the material as filter and bedding material.  However, in July 2010 the landfill transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of further needs.  On this basis, they have accepted limited amounts in the first three months of 2011. Accordingly, our tire inventory and related liability for disposal has been increasing.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit to ensure that the site is restored if the Company was unable to meet its obligations with the TCEQ.
In such a case, we would be required to restore the site beginning with transportation of the material to a disposal site, such as a landfill.  We have accrued approximately $183,000 and $142,000 at December 31, 2010 and 2009, respectively for the cost of disposing this material.  This accrual is based on standard disposal costs prescribed by the TCEQ, based on the weight of tires at the site.  These costs include transportation, labor, equipment and landfill fees assuming complete closure of the facility.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.  The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance.  The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2010 and 2009.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions.  The Company establishes valuation allowances when necessary to reduce deferred income tax assets to the amounts that management believes are more likely than not to be recovered.

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2010, the Company recognized interest and penalties of approximately $108,000 and no similar amount was recognized in 2009 related to uncertain tax positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operation, liquidity, capital expenditures, or capital resources that are material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and [Supplementary] Data.

The financial statements required by this Item 8 are included in this Annual Report on Form 10-K following Item 15.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Interim Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our management has concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected.  As of December 31, 2010, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

●
While there were internal controls and procedures in place that relate to financial reporting and the prevention of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and, therefore, management could not certify that these controls were properly implemented.  As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

●
The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in our Exchange Act reports was accumulated and communicated to our management, including our Interim Chief Executive Officer (principal executive officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosures.  Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

●
Due to the nature and size of the Company’s current operations, there is lack of segregation of duties in financial reporting.  This weakness was due to our lack of working capital to hire additional staff during the period covered by this report.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and terms of office of our directors and executive officers as of April 13, 2011 are set forth in the following table:

Name	Age	Positions with Vista International Technologies

Bradley A. Ripps	35	Interim Chief Executive Officer (principal executive officer and principal accounting officer)1

Thomas P. Pfisterer*	49	Director (former Chief Executive Officer) 2

Timothy D. Ruddy	38	Director

* Mr. Pfisterer is also a named executive officer for purposes of Section 16(a)

1 Mr. Ripps has been the Interim Chief Executive Officer (principal executive officer and principal accounting officer) of the Company effective January 17, 2011.

2 Mr. Pfisterer was the Chief Executive Officer (principal executive officer and principal accounting officer) of the Company from October 1, 2009 through April 19, 2010 and the Chief Executive Officer of the Company from April 20, 2010 through January 17, 2011.

Directors are elected by holders of the common stock to serve until the earlier of the next annual meeting of the Company at which their successors are elected or their resignations.  Officers serve at the will of the Board.  Under our certificate of incorporation and Delaware law, our directors will not be liable to the Company or our stockholders for damages for a breach of fiduciary duty unless the breach involves:

●	a breach of duty or loyalty,
●	acts, or omissions or bad faith, intentional misconduct or knowing violation of law
●	unlawful dividend payments or stock purchase by the Company
●	a transaction in which the director derives improper personal benefit.

Additionally, we will indemnify directors and officers against damages which qualify, for indemnification under Delaware law and our Bylaws except in relation to matters where he or she is adjudged in a legal proceeding to be liable for negligence or misconduct in the performance of duty.  Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to directors, officers or persons controlling us pursuant to Delaware law and its Bylaws, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the laws and is therefore unenforceable.

Management Biographies

Bradley Ripps. Bradley Ripps became our Interim Chief Executive Officer on January 17, 2011.   Mr. Ripps brings a strong, diverse business background having owned, operated, analyzed and advised more than 50 businesses, across many industries.  Mr. Ripps was integral to the success of major initiatives at multiple companies.  He was responsible for leading 60 employees, located in 10 different facilities, in the successful re-structuring of a managed care company.  Mr. Ripps also successfully deployed a multi-million dollar network for a large communication and information company in the southeastern U.S.  As a testament to Mr. Ripps negotiation skills and tenacity, he was instrumental in the collection of several million-plus dollar receivables for a major telecommunication provider. Prior to joining Vista, Mr. Ripps served as Vice President of IBG Business Services, Inc., one of the leading merger and acquisition advisory firms in the United States, from April 2006 to January 2011.  At IBG, Mr. Ripps handled both domestic and international clients across a broad range of industries, from physical fitness and advertising to transportation and manufacturing.  Concurrently, since 2001, he has held various senior management positions in Community Care, Inc. a private, family owned, managed care business.  Mr. Ripps completed his undergraduate studies at Syracuse University, earning a Bachelor of Arts Degree in Economics (Magna Cum Laude). He completed his graduate studies at The University of Texas, earning a Master’s Degree in Business Administration.

Thomas Pfisterer.  Thomas Pfisterer served as our Interim Chief Executive Officer from October 1, 2009 through April 19, 2011 and as our Chief Executive Officer from April 20, 2010 through January 17, 2011, and has served as a Director since October 2009.  He is a co-founder and the President and Chief Executive Officer of Aquarius Energy Systems, Inc. located in New Hartford, New York.  Aquarius Energy Systems (incorporated in 2008) is a development stage alternative “green energy” company in central New York State. Mr. Pfisterer also currently holds the position of Director of School Food Services for the Oneida County B.O.C.E.S. (Board of Cooperative Educational Services) in New Hartford, New York where he has served for the past 20 years. His operating budget for the district has grown from $88,000 in 1989 to over $5.1 million in 2010. The total number of program employees has grown from 11 to 189 during this period.  Mr. Pfisterer completed his undergraduate studies at the University of Cincinnati (attending on a Division I Baseball scholarship), earning a Bachelor of Science Degree in Dietetics (Magna Cum Laude) in 1983.  He completed his graduate studies at Empire State College in Saratoga Springs, New York, earning a Master’s Degree in Business Administration in 2003.  The Company believes that Mr. Pfisterer’s organizational and leadership expertise, including his experienced background in growing and managing organizations and his involvement in the green energy market, gives him the qualification and skills to serve as a Director.

Timothy Ruddy.  Timothy Ruddy has been a Director of Vista International Technologies, Inc. since October 2007.  For the past 18 years Mr. Ruddy has been active in the financial services industry, evaluating promising technologies and companies with regard to their formation, funding and development.  He has experience in startup and turnaround situations, as well as business development.  Mr. Ruddy holds series 7 and 65 licenses from FINRA and is currently serving as Vice President-Investments at 1st Financial Services, a financial advisory firm.   Mr. Ruddy has been active as an angel investor in the venture capital industry for the past ten years, working with companies in the medical devices field as well as emerging energy-related technologies. In addition to his position with Vista, Mr. Ruddy is a co-founder, and serves as an officer of Ambien Dynamics, a medical device company specializing in pulsed electromagnetic field therapies, a position he has held since 2002. Mr. Ruddy graduated Summa Cum Laude from the University of Notre Dame with a Bachelors Degree in Mechanical Engineering, and played center for the NFL’s Miami Dolphins from 1994-2003.  The Company believes that Mr. Ruddy’s development-stage and growth-stage business expertise, including his diverse background evaluating and funding start-up, development stage and growth-stage technology and energy-related companies, gives him the qualifications and skills to be a Director.

 Family Relationships

There are no family relationships among any of our executive officers and directors.

Committees

We do not have an audit committee, and accordingly we do not have an audit committee financial expert.  Currently we have two members of the Board of Directors, none of whom are independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members.   We cannot anticipate when we will have other independent board members elected or will establish an audit committee.  The Company does not have a nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2010.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and written representations from certain reporting persons, during the fiscal year ended December 31, 2010, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Ruddy filed four Forms 4 late (each reporting one late transaction) and Mr. Pfisterer filed eight Forms 4 late (seven reporting one late transaction and one reporting three late transactions).

Code of Ethics

The Company has adopted the Vista International Technologies Inc. Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) and Directors that applies to the Company’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), among others.  The Company has also adopted the Vista International Technologies Inc. Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior Management).

The Company’s Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) is posted on the Company’s website at: www.vvit.us.

The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 88 Inverness Circle East, Suite N-103, Englewood, Colorado 80112, Attention: Code of Conduct and Ethics Request.

Item 11. Executive Compensation.

The following table sets forth the compensation paid during the past two years to our chief executive officer (our principal executive officer and principal accounting officer).  No executive officer’s remuneration exceeded $100,000 per year.  We did not pay any non-cash current compensation or long term compensation to our officers during the listed years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Thomas P. Pfisterer	2009	—	—	—	—
1	2010	—	—	—	—

1 Thomas Pfisterer became our Interim Chief Executive Officer on October 1, 2009, was later appointed the Chief Executive  Officer on April 20, 2010 and resigned as Chief Executive Officer effective January 17, 2011.  He received no compensation for officer or director duties.

No executive officer named in the table above has any unexercised or unearned options, unvested stock amounts or equity incentive plan awards.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Thomas P. Pfisterer.   Mr. Pfisterer assumed the role of Interim Chief Executive Office on October 1, 2009 and was later appointed the Chief Executive Offer.  Mr. Pfisterer resigned as Chief Executive Officer of the Company on January 17, 2011.  Mr. Pfisterer continues as a Director of the Company.  Mr. Pfisterer served as our Chief Executive Officer at-will and we did not have an employment agreement with him.

The Company did not pay any compensation to its directors for serving as such in 2010.

We do not have any compensation arrangements with our directors.  In the future the Company may institute director compensation arrangements; however, none are currently contemplated.

Discussion about the employment terms of our current Interim Chief Executive Officer, Bradley Ripps, is included under Item 13 “Certain Relationships and Related Transactions and Director Independence”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The following table sets forth, to the Company’s knowledge, based solely upon records available to it, certain information as of April 13, 2011 regarding the beneficial ownership of the Company’s shares of common stock by:

●           each person who we believe to be the beneficial owner of more than five percent (5%) of our outstanding    shares of common stock,

●           each of the current directors,

●           each of the named executive officers listed in the summary compensation table, and

●           all of our current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Richard Strain 417 Manchester Road Poughkeepsie, New York 12603	55,350,493	1	48.2%

Timothy D. Ruddy 3885 Vale View Lane Mead, CO 80542	10,000,000	2	8.7%

Thomas Pfisterer 12 Croft Road, New Hartford, NY 13413	294,000	2	*

Brad Ripps 88 Inverness Circle East, Suite N-103 Englewood, CO 80112	—	2	—

All directors and executive officers as a group (3 persons)	10,294,000	3	9.0%

1
Information based upon a Schedule 13D/A filed by Mr. Strain with the Securities and Exchange Commission, the records of the Company’s transfer agent, and information provided to the Company by Mr. Strain.

2	Information based upon the records of the Company’s transfer agent and information provided by the beneficial owner.
3	See Notes (1) and (2) above.
*	Less than one percent.

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

 On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company.  The loan agreement formalized the terms related to working capital funding provided by Mr. Ruddy beginning in the fourth quarter of 2008.  As of December 31, 2010, that total was approximately $359,000 and accrued interest at December 31, 2010 was approximately $31,400.  The loan bears interest at 8% per annum, is secured by the Company’s assets, is due on demand, and is convertible into the Company’s common stock under certain circumstances.   Through April 5, 2011, Mr. Ruddy has loaned the Company an additional $64,000 under this agreement.

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 48.3% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit is required by December 31, 2011.  The line of credit is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  Approximately, $92,000 in principal is outstanding under the line of credit and Mr. Strain has declined to provide additional advances under the line of credit.  As of December 31, 2010, notes payable (the “Notes”) were in default due to missed principal payments.   The Company received a waiver of default on the Notes and line of credit on March 22, 2011 which specifies that payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or (b) June 30, 2011.

Bradley A. Ripps began serving as the Company’s Interim Chief Executive Officer and Principal Accounting Officer effective January 17, 2011.  Mr. Ripps will receive annual compensation of $85,000. The Company and Mr. Ripps are currently negotiating the terms of an employment agreement but they have not been finalized.

Director independence

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board.  The Company uses the independent director definition in Rule 4200 of the NASDAQ Stock Market, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934 to determine whether the directors of the Company are independent or not.

Applying the NASDAQ standards, the Board of Directors has determined that none of our directors are  independent.  The Company does not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal year ended December 31, 2010 by GHP Horwath, P.C. were $45,000.  The aggregate fees billed for our fiscal year ended December 31, 2009 by GHP Horwath, P.C. were $35,000.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2010 and 2009 for any audit related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2010 and 2009.

Other Fees

Our principal accountants did not bill us for any services other than as reported above in this Item 14 during our fiscal years ended December 31, 2010 and 2009 respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC ****

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi*****

10.3	Vista International Technologies, Inc. Equity Participation Plan*

10.4	Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ****

10.7	Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain

10.8	Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain

10.9	Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain

10.10	Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain

10.11	Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain

10.12	Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain

10.13	Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain

10.14	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18	Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”)

10.19	Continuation of Consulting and Services Agreement effective January 4, 2010

10.20	Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)+++

21	Subsidiaries****

31.	Certification of Interim Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Interim Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+ Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.

++ Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference.

+++ Denotes document filed as an exhibit to our Annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

VISTA INTERNATIONAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista International Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista International Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $864,000 and used net cash in operating activities of approximately $324,000 in 2010, and has a working capital deficiency of approximately $3.2 million and an accumulated deficit of approximately $65.5 million at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.

Denver, Colorado
April 15, 2011

Vista International Technologies, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS

Current assets:
Cash	$4,901	$20,444
Accounts receivable, net	5,783	51,871
Other receivables	52,388	—
Prepaid expenses	42,861	14,791
Restricted cash	20,000	29,757
Total current assets	125,933	116,863

Deposits	1,896	11,431
Property and equipment, net	280,667	345,860
Intangibles, net	32,928	30,916

Total assets	$441,424	$505,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,554,952	$1,218,697
Accrued compensation and payroll liabilities	622,021	624,552
Accrued interest	89,304	153,375
Notes payable - related parties	403,600	168,400
Notes payable - stockholder	592,752	592,752
Notes payable and capital lease, current portion	72,827	102,302

Total current liabilities	3,335,456	2,860,078

Notes payable and capital lease, less current portion	10,887	16,713

Total liabilities	3,346,343	2,876,791

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 114,719,553 and 106,841,764 shares issued and outstanding at December 31, 2010 and 2009, respectively	114,720	106,844
Additional paid-in capital	62,515,471	62,171,362
Commmon stock to be issued	10,800	32,000
Accumulated deficit	(65,545,910)	(64,681,927)
Total stockholders’ deficit	(2,904,919)	(2,371,721)

Total liabilities and stockholders’ deficit	$441,424	$505,070

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$571,258	$806,034

Cost of revenue	342,992	491,186

Environmental remediation expense (recovery)	41,122	(207,712)

Gross profit	187,144	522,560

Operating expenses:

Selling, general and administrative expenses	1,019,015	977,677

Loss from operations	(831,871)	(455,117)

Other income (expense):

Gain on extinguishment of liabilities	71,481	175,443
Gain on disposal of property and equipment	13,397	1,000
Proceeds from insurance settlement	90,769	—
Interest expense, net	(92,446)	(69,307)
Other expense	(12,188)	—
	71,013	107,136

Loss before income taxes	(760,858)	(347,981)

Income tax expense	103,125	—
Net loss	$(863,983)	$(347,981)

Net loss per share, basic and diluted	$(0.01)	*

Weighted average common shares outstanding	110,347,996	103,722,336

* less than ($.01) per share

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2010 and 2009

			Additional				Stockholders’
	Common Stock		Paid-in	Shares to be issued		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balances, January 1, 2009	103,002,366	$103,002	$61,994,691	$1,066,217	$1,048	$(64,333,946)	$(2,235,205)

Issuance of common stock for services	1,341,113	1,343	81,122	—	—	—	82,465

Issuance of shares in private offering	2,498,285	2,499	95,549	(531,217)	30,952	—	129,000

Net loss for the year ended December 31, 2009	—	—	—	—	—	(347,981)	(347,981)

Balances, December 31, 2009	106,841,764	106,844	62,171,362	535,000	32,000	(64,681,927)	(2,371,721)

Issuance of common stock for services	2,290,630	2,291	90,220	—	—	—	92,511

Issuance of shares for cash	2,821,666	2,821	118,379	(355,000)	(21,200)		100,000

Issuance of common stock for accrued interest on notes payable - stockholder	2,765,493	2,764	135,510				138,274

Net loss for the year ended December 31, 2010	—	—	—	—	—	(863,983)	(863,983)

Balances, December 31, 2010	114,719,553	$114,720	$62,515,471	180,000	$10,800	$(65,545,910)	$(2,904,919)

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(863,983)	$(347,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,422	172,984
Stock issued for services	92,511	82,465
Allowance for bad debt	2,760	1,765
Impairment loss	—	35,162
Environmental remediation expense (recovery)	41,122	(207,712)
Gain on disposal of property and equipment	(13,397)	(1,000)
Gain on extinguishment of liabilities	(71,481)	(175,443)
Changes in assets and liabilities:
Accounts receivable, net	43,327	(48,993)
Prepaid expenses	(28,069)	6,740
Other receivables, deposits and restricted cash	(33,095)	3,401
Accounts payable and accrued expenses	392,724	204,027
Net cash used in operating activities	(324,159)	(274,585)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	(91,773)	(10,613)
Proceeds from insurance claim and sale of equipment	25,040	1,000
Net cash used in investing activities	(66,733)	(9,613)

Cash flows from financing activities:
Payments on debt	(9,851)	(56,456)
Payments on related party notes	(10,000)	—
Proceeds from issuance of common stock	100,000	129,000
Proceeds from notes payable and capital leases	50,000	—
Proceeds from related party notes	245,200	218,400
Net cash provided by financing activities	375,349	290,944

(Decrease) Increase in cash	(15,543)	6,746

Cash at beginning of period	20,444	13,698

Cash at end of period	$4,901	$20,444

Supplemental disclosure of cash flow information:
Cash paid during theyear for interest	$1,000	$6,572

Non-cash investing and financing activities:

Issuance of common stock for accrued interest on notes payable - stockholder	$138,274	$—
Property and equipment purchased with debt	$—	$28,249
Property and equipment purchased in exchange for accounts payable	$18,680	$—
Asset repossession by lienholder	$48,568	$—

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

1. Organization, Nature of Operations, Going Concern and Management’s Plans

Organization

Vista International Technologies, Inc. (the “Company”, “we”, “our”) is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

Nature of Operations

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and
●	Renewable energy and waste-to-energy (WTE) projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.
Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $864,000 and used net cash in operating activities of approximately $324,000 for the year ended December 31, 2010, has a working capital deficit of approximately $3.2 million and an accumulated deficiency of approximately $65.5 million at December 31, 2010.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

In February 2011, the Company entered into a Purchase and Sale Agreement to sell all of its interest in the approximately 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas.  The sale is subject to a variety of conditions, including shareholder approval (See note 9).

The Company is to concurrently lease back approximately 12.5 acres of the property to continue the tire processing business currently located on the property.

The Company expects to receive proceeds of approximately $1,348,000 in cash, which management intends to use to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into tire derived fuel (“TDF”), thereby establishing a new revenue stream.  Management estimates that the sale leaseback and related modification of operations will result in an increase in revenue, gross margin and cash flow beginning in 2012.

 Management also intends to focus the Company’s resources in the following areas:

●	Thermal Gasifier™ engineering design and deployment,
●	Maximizing value from the Hutchins, Texas tire processing and storage facility,
●	Development of project based opportunities, and
●	Attracting strategic investment

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include used whole truck and passenger tires to increase revenue and cash flow.  Management believes that improvement in all facets of Company operations will improve the Company’s ability to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

The Company continues to work with outside consultants to advance its Thermal Gasifier™ technology.  These consultants are currently in the process of designing and fabricating an MFG-8, Thermal Gasifier™.  Once the fabrication of this Gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes.  These consultants are working with outside parties to fabricate a demonstration Gasifier unit at their own expense and will co-market a smaller version of the Thermal Gasifier™ to take advantage of well established waste-to-energy markets within Italy.  The Company is to receive a license fee for each unit placed into service.

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology.  A number of these opportunities have been discovered, and management is endeavoring to secure the rights to these projects or formulate strategic alliances with project development partners.

In the year ended December 31, 2010, the Company sold shares of common stock and received cash of $100,000. Also during year ended December 31, 2010, the Company entered into loan agreements with related parties and received proceeds of $245,200 and through April 5, 2011 has received additional loan proceeds from related parties of $64,000.  In October 2010, the Company entered into an additional loan with an unrelated party and received cash of $50,000.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

2. Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, amounts and transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  These accounting principles require us to make certain estimates, judgments and assumptions.  We made estimates, judgments and assumptions when accounting for items and matters such as, but not limited to allowance for doubtful accounts, depreciation, amortization, asset valuations, recoverability of assets, impairment assessments, accrued liabilities and other provisions and contingencies and we believe they are reasonable, based on information available at the time they were made.  These estimates, judgments and assumptions can affect the amounts reported in our consolidated financial statements.

For all of these and other matters, actual results could differ from our estimates.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation.

Restricted Cash

Cash balances held as collateral for a letter of credit (See Note 9) and cash held in trust accounts which are not authorized or available for general corporate purposes are classified as restricted cash.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recognized based upon the amount due from customers for the services provided less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.  We generally consider our accounts past due if they are outstanding over 30 days.  Our collection process varies by the customer type, amount of the receivable, and our evaluation of the customer’s credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable.  Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received.

The allowance for doubtful accounts receivable was approximately $4,300 and $1,800 at December 31, 2010 and 2009, respectively.

One customer comprised approximately 31% and 85% of the accounts receivable balance at December 31, 2010 and 2009, respectively.

Three customers comprised approximately 21%, 21% and  11% of revenues for the year ended December 31, 2010 and two customers comprised approximately 47% and 12% of revenues for the year ended December 31, 2009.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash and certificates of deposit held at commercial banks in the United States in excess of federally insured limits and trade receivables from the Company’s customers.  The Company has not experienced a loss in its cash accounts.

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

Machinery and equipment	2-5 years
Buildings and improvements	3-30 years
Vehicles	5 years

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Long-Lived Assets

The Company reviews long-lived assets, other than intangible assets with indefinite lives for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable.  An impairment loss is recognized only if the carrying amount of an asset group is not recoverable and exceeds its fair value.  Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group.  If the asset group’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.  The Company determines fair values by using a combination of comparable market values and discounted cash flows, which requires the use of significant judgment.

There were no impairment losses during the year ended December 31, 2010 and an impairment of $35,162 was included in selling, general and administrative expense for the year ended December 31, 2009.

Intangible Assets

Intangible assets consist of United States and European patents for our Thermal Gasifier™ technology.  The Company reports intangible assets at cost, net of accumulated amortization.  The Company amortizes intangible assets over the estimated useful lives of ten years for U.S patents.  European patents expire 20 years after the filing date.  Approved European patents are amortized from the grant date to the end of the 20 year period.

Revenue Recognition

Our tire fuel processing and storage facility recognizes revenue as follows:

●	Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility
●	Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.   We have recognized no revenue from the sale of our Thermal Gasifier™ during the years ended December 31, 2010 or 2009.

Research and Development

Third party research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred.  For the years ended December 31, 2010 and 2009, we incurred approximately $87,500 and $92,000, respectively for third party research and development expense which are included in selling, general and administrative expenses in the consolidated statements of operations.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Stock Based Compensation to Other than Employees

In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.  The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance. The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2010 and 2009.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date.   The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then ranks the estimated fair values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (FASB) as follows:

●	Level 1, defined as observable inputs, such as quoted prices in active markets

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair values of the Company’s financial instruments, which include cash, restricted cash, accounts receivable, notes and accounts payable approximate carrying value because of their immediate or short-term maturity.  The fair value of payables to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  Certificates of deposit are valued utilizing Level 2 inputs.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions.  The Company records deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards (“NOLs”), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities.  Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income.  The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

The Company establishes valuation allowances when necessary to reduce deferred income tax assets to the amounts that management believes are more likely than not to be recovered.  A significant portion of the Company’s net deferred tax assets relate to tax benefits attributable to NOLs.  Each quarter we evaluate the need to retain all or a portion of the valuation allowance on the Company’s deferred tax assets.  Future adjustments to the valuation allowance would be charged to operations in the period such determination was made.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.

The Company files income tax returns in the U.S. federal jurisdiction as well as state jurisdictions for which nexus has been determined and is subject to income tax examinations by federal and state tax authorities for the year 2005 and thereafter.

The Company’s policy is to record interest and penalties as a component of income tax expense.  For the year ended December 31, 2010, the Company recognized interest and penalties of approximately $103,000 and no similar amount was recognized in 2009.

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

Vista International Technologies, Inc
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurement, which amends the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy.  We adopted this guidance at the beginning of 2010 with the exception of the disclosure requirements relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective beginning January 1, 2011.  As this guidance only requires expanded disclosures, its adoption did not and will not impact the consolidated financial statements

3. Property and Equipment

Following is a summary of property and equipment at December 31, 2010 and 2009:

	2010	2009
Machinery and equipment	$478,198	$601,669
Buildings	95,439	43,575
Vehicles	19,114	19,114
Land	51,085	51,085
Furniture, fixtures and equipment	62,350	44,748
Land Improvements	224,936	218,212
	931,122	978,403
Less accumulated depreciation	(650,455)	(632,543)
Net book value	$280,667	$345,860

Depreciation expense was $109,142 and $168,705 for the years ended December 31, 2010 and 2009, respectively.

4. Intangible Assets

The Company owns three U.S. patents and one European patent and has two pending U.S. patent applications and one pending European patent application which cover its Thermal Gasifier™ technology.  These patents and patent applications are for utility patents directed to devices and methods of uses. Two of the U.S. patents expire on September 6, 2011, and the third expires August 21, 2018.  The European patent was granted January 5, 2011 expires in August, 2019.

At December 31, 2010 and 2009, intangible assets are as follows:

	2010	2009
Patents	$63,720	$57,428
Less accumulated amortization	(30,792)	(26,512)
Intangible assets, net	$32,928	$30,916

Amortization expense for each of the years ended December 31, 2010 and 2009 was $4,280.  The estimated annual amortization expense for each of the next five years is approximately $3,609 per year.

Vista International Technologies, Inc
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

5. Notes Payable and Capital Lease

At December 31, 2010 and 2009, the Company had the following promissory notes outstanding:

	2010	2009
8.56% installment note, secured by equipment, due August 2013, signed personally by a related party (Note 6)	$16,714	$22,063
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011	50,000	—
15% promissory note payable to individual, due on demand, in default	17,000	17,000
Non-interest bearing promissory note payable to a vendor, secured by vehicle, repaid August 2010	—	4,500
3.68% installment note, secured by equipment sold at auction	—	75,452
Total notes payable and capital lease	83,714	119,015
Less: current maturities	72,827	102,302
Notes payable and capital lease	$10,887	$16,713

Maturities of notes payable and capital lease at December 31, 2010 are as follows:

Year ending December 31,
2011	$72,827
2012	6,346
2013	4,541
$83,714

Equipment with a net book value of approximately $35,800 securing the 3.68% installment note with a remaining balance of approximately $75,200 was repossessed in March, 2010 and sold at auction in October, 2010 by the lienholder for approximately $48,600, and the Company recognized a resulting gain of approximately $12,800. The remaining balance due of approximately $28,800 is included in accounts payable and accrued liabilities.

6. Related Party Transactions

At December 31, 2010 and 2009, notes payable - stockholder and notes payable – related party consisted of the following:

9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$500,000	$500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011	92,752	92,752
Notes payable- stockholder	$592,752	$592,752

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$358,600	$168,400
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	—
Notes payable-related parties	$403,600	$168,400

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of December 31, 2010.  The maximum amount to be drawn under the line is $375,000.  However, subsequent to initial draws of approximately $100,000 in 2009, Mr. Strain has declined to provide additional funding under the line.

The Company received a waiver of default on the notes and line of credit on March 22, 2011, which specifies that non-payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its Texas industrial site or (b) June 30, 2011.

On April 15, 2010, the Company issued 2,765,493 shares of its restricted common stock in exchange for accrued interest on the notes and line of credit of approximately $138,274 (See Note 8).  As of December 31, 2010 and 2009, accrued interest outstanding on the notes and line of credit was approximately $38,000 and $127,000, respectively.

Interest expense on the stockholder notes and line of credit for the years ended December 31, 2010 and 2009 was approximately $51,000 and $47,000, respectively.

Notes payable – related party

On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company.

The agreement formalized the terms related to working capital funding provided by Mr. Ruddy beginning in the fourth quarter of 2008.  Mr. Ruddy has the option, at his discretion, to receive payment as follows:

(a)	repayment of principal and interest;
(b)	conversion of outstanding amount without accrual of interest into the Company’s common stock based on the quoted market price of the stock at the dates loans were made;
(c)	any combination of cash and stock as described in (a) and (b)

The 8.56% installment loan was executed by Mr. Ruddy on behalf of the Company.  At December 31, 2010, the net book value of the equipment financed under the installment note was approximately $18,700 and the remaining lease obligation was approximately $16,700.

As of December 31, 2010 and 2009, accrued interest outstanding on the loans was approximately $33,600 and $10,800, respectively.

Interest expense on the loans for the years ended December 31, 2010 and 2009 was approximately $22,900 and $10,800, respectively.

Subsequent to December 31, 2010 and through April 5, 2011, Mr. Ruddy has loaned the Company an additional $64,000 under this agreement.

Mr. Ruddy owns a certificate of deposit for $150,000 which he has provided as part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”) (See Note 9).

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Notes payable – related party family

As of December 31, 2010, no interest payments had been made on these notes.  Subsequent to December 31, 2010, all noteholders agreed to defer payment of interest due to the earlier of (a) the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or (b) December 31, 2011, in effect granting default waivers to the Company.

As of December 31, 2010 accrued interest, including accrued shares of the Company and late payment penalties was approximately $3,600.

7. Income Taxes

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2010	December 31, 2009
Computed “expected” income tax (benefit) at approximately 37%	$(282,000)	$(104,000)
Permanent differences	(15,000)	(20,000)
Adjustments to net operating loss carryforwards	(2,249,000)	—
Other adjustments	44,000	—
Change in valuation allowances of deferred income taxes	2,502,000	124,000
Penalties and interest on federal and state income tax returns	103,000	—
Income tax expense	$103,000	$—

During the year ended December 31, 2010, the Company recorded approximately $103,000 of penalties and interest on prior year unpaid federal and state income tax returns.  Included in this amount was approximately $79,500 of expense that originated prior to January 1, 2010, consistency of approximately $36,000 which should have been recorded in 2009 and $43,500 in years prior to 2009.  Management has determined that the impact of these amounts is not material to any prior interim or annual consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss	$7,826,000	$5,377,000
Property and equipment	49,000	52,000
Expense accruals and other	103,000	57,000
Accrued Payroll	215,000	262,000
Total gross deferred tax assets	8,193,000	5,691,000
Less: Valuation allowance	(8.193,000)	(5,691,000)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $21,152,000 which expires between 2020 and 2030.  Approximately $12,300,000 of these losses is limited under the change in control provisions of Internal Revenue Code Section 382.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon our cumulative losses through December 31, 2010, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2010.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2010.

Common Stock

In April, 2010, the Company issued 2,765,493 shares of its common stock in exchange for outstanding accrued interest on notes payable –stockholder of approximately $138,300 (See Note 6).

Private Offerings

During the year ended December 31, 2010, the Company received approximately $100,000 cash in a private placement for 3,001,666 shares of common stock with 180,000 of these shares classified as common stock to be issued on the December 31, 2010 consolidated balance sheet.

During the year ended December 31, 2009, the Company received approximately $129,000 cash for 2,240,769 shares of our common stock with 535,000 of these shares classified as common stock to be issued on the December 31, 2009 consolidated balance sheet.

Issuance of Common Stock for Services

During the year ended December 31, 2010, pursuant to a consulting agreement dated June 11, 2009, the Company issued 725,000 shares of restricted common stock valued at $29,250 based on the market price of the Company’s common stock. At December 31, 2010, the Company had accrued approximately $63,000 pursuant to this agreement which is expected to be settled with the issuance of 1.9 million shares of restricted common stock.

In addition, the Company issued 815,630 shares of restricted common stock valued at $25,761 based on the market price of the Company’s common stock for legal expenses incurred during the year ended December 31, 2010.

Pursuant to a consulting agreement and subsequent amendments dated April 15, 2010 and August 30, 2010, respectively, the Company issued 750,000 shares of restricted common stock valued at $37,500 based on the market price of the Company’s common stock.

During the year ended December 31, 2009, pursuant to a consulting agreement dated June 11, 2009, the Company issued, 568,473 shares of restricted common stock valued at $34,055 based on the market price of the Company’s common stock.  Additionally, the Company issued 772,640 shares of stock valued at $46,358 based on the market price of the Company’s common stock for legal expenses incurred during the year ended December 31, 2009.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

9. Commitments and Contingencies

Litigation and Claims

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On July 26, 2010, an amended judgment was entered against the Company for approximately $95,000, which was charged to expense during the year ended December 31, 2010.

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of December 31, 2010:

(a)	$800,000 Deed of Trust filed April 23, 2002. While management is currently unable to determine the ultimate outcome of this matter, Management is vigorously pursuing appropriate legal remedies to invalidate this deed of trust in order to complete the sale of the Texas facility

(b)	Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008. The liability for this judgment is included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”).  At December 31, 2010, the Company has approximately 10,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, we had been able to dispose of this material at a municipal landfill site that used the material as filter and bedding material. However, the landfill has recently transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs. As a result, tire inventory has increased without a ready disposal source.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at December 31, 2010 and 2009) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 27, 2011 and December 10, 2011.   The Company’s certificate of deposit classified in restricted cash for $20,000 and personal assets owned by Mr. Timothy Ruddy, a Director of the Company (See Note 6) are held as collateral for the letters of credit.  The Company has no other asset retirement obligations.

We have accrued approximately $183,000 and $142,000 at December 31, 2010 and 2009, respectively for the cost of disposing this material.

Vista International Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

10. Lease Commitments

The Company leases office space under a non-cancelable operating lease that expires on December 31, 2012.   At December 31, 2010, the Company was obligated for future minimum lease payments under this non-cancellable operating lease as follows:

Year ending December 31,	Amount
2011	$24,100
2012	25,500

Total	$49,600

Rent expense for operating leases, including month-to-month rentals, was approximately $19,500 and $45,900 for the years ended December 31, 2010 and 2009, respectively.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: April 15, 2011	By:	/s/ Bradley A. Ripps
Interim Chief Executive Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bradley A. Ripps	Interim Chief Executive Officer principal executive officer and principal accounting officer	April 15, 2011

/s/ Thomas P. Pfisterer Thomas P. Pfisterer	Director	April 15, 2011

/s/ Timothy D. Ruddy Timothy D. Ruddy	Director	April 15, 2011

SECURITY AGREEMENT

THIS SECURITY AGREEMENT (the “Security Agreement”) made as of the 11 day of August, 2009, by and between VISTA INTERNATIONAL TECHNOLOGIES, INC., a Delaware corporation with its principal place of business at 4704 Harlan Street, Suite 685, Denver, Colorado 80212 (“Debtor”) and RICHARD C. STRAIN, an individual residing at 15 Loockerman Avenue, Poughkeepsie, New York  12601 (“Secured Party”).

WHEREAS, Debtor is indebted to Secured Party pursuant to Promissory Note in the maximum principal sum of THREE HUNDRED SEVENTY-FIVE THOUSAND AND 00/100 ($375,000.00) DOLLARS (the “Loan”); and

WHEREAS, in connection with and in consideration of Secured Party’s extension of the Loan, Borrower has agreed to grant Secured Party a security interest in the assets of Borrower.

NOW, THEREFORE, subject to the terms and conditions set forth in this Agreement, the parties hereto agree as follows:

1.  Grant of Security Interest.  In consideration of (i) the extension of the Loan from Secured Party to Debtor and (ii) any other loans, advances, or other financial accommodations at any time at or after the date hereof effectively made or extended by the Secured Party to or for the account of Debtor, directly or indirectly, as principal, guarantor or otherwise, including any obligations which Debtor may have to the Secured Party (the “Indebtedness”), Debtor hereby grants to Secured Party a continuing first priority security interest in, assignment of and right of setoff against the Collateral described in Paragraph 2 hereof to secure the payment, performance and observance of (a) all obligations, liabilities and agreements of any kind of Debtor to the Secured Party, now existing or hereafter arising, direct or indirect, absolute or contingent, secured or unsecured, due or not, arising out of or relating to the Indebtedness (all of the foregoing being herein referred to as the “Obligations”) and (b) all agreements, documents and instruments evidencing any of the foregoing or under which any of the foregoing may have been issued, created, assumed or guaranteed (collectively the “Loan Documents”).

2.  Collateral.  The “Collateral” in which a security interest in favor of the Secured Party is hereby granted is described in Schedule “A” annexed hereto and made a part hereof and also includes all attachments and accessions now or hereafter affixed to the Collateral or used in connection therewith and all substitutions and replacements therefore, and all proceeds thereof (including, without limitation, claims of the Debtor against third parties for loss, damage to or destruction of any Collateral) together with all money (as that term is defined in the Uniform Commercial Code of the State of New York (the “UCC”), securities, drafts, notes, items and other property of Debtor, and the proceeds thereof, now or hereafter held or received by or in transit to the Secured party from or for Debtor, whether for safekeeping, custody, pledge, transmission, collection or otherwise, and any and all deposits (general or special), balances, sums, proceeds and credits of Debtor with, and any and all claims of Debtor against the Secured Party at any time existing.

3.  Debtor’s Representations and Warranties.  Debtor  warrants, represents and covenants to the Secured Party that:

(a)           Debtor is a corporation duly organized and existing and in good standing under the laws of the State of Delaware and is duly qualified to transact business in the State of Colorado.  Debtor has full power and authority to carry out and perform its undertakings and obligations as provided herein.  The execution and delivery by Debtor of this Security Agreement and the consummation of the transactions contemplated in this Security Agreement have been duly authorized by all proper or requisite corporate proceedings and will not conflict with or breach any provision of any agreement to which Debtor is a part or by which it may be bound, the Certificate of Incorporation or Bylaws of Debtor.

(b)           The execution, delivery and performance by Debtor of this Agreement does not and will not contravene any contractual restriction or, any law binding on or effecting Debtor or any of its properties.

(c)           No consent or approval, notice to or waiver or other action is required for the due execution, delivery and performance by Debtor of this Agreement.

(d)           This Agreement is a legal, valid and binding obligation of Debtor, enforceable against Debtor in accordance with its terms, except as may be limited by (i) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect affecting the enforcement of creditor’s rights generally and (ii) general principals of equity (regardless of whether considered in a proceeding in equity or in law).

(e)           Debtor is the owner of and has title to all of the Collateral, free and clear of all liens and encumbrances of any kind and nature whatsoever except for liens already granted to the secured party, if any.

(f)           The chief executive office and other places of business of Debtor, the books and records relating to the Collateral and the Collateral are, and have been during the four (4) month period prior to the date hereof (or in the case of a new business, from the date of commencement of said business), located at the address set forth in the recitals hereinabove and Debtor will not change the same, or merge or consolidate with any person or change its name, without prior written notice to and consent of the Secured Party.

(g)           Debtor will use the Collateral for lawful purposes only, with all reasonable care and caution and in conformity with all applicable laws, ordinances, rules and regulations.

(h)           Debtor will keep all inventory and equipment if such should be part of the Collateral, in first class order, repair, running and marketable condition, at Debtor’s sole cost and expense, ordinary wear and tear and obsolescence excepted.

(i)           The Secured Party shall at all reasonable times have ready and free access to and the right to inspect the Collateral and any records pertaining thereto (and the right to make extracts from and to receive from Debtor originals or true copies of such records and any papers and instruments relating to any Collateral upon request therefore) and Debtor hereby grants to the Secured Party a security interest in all such records, papers and instruments to secure the payment, performance and observance of the Obligations.

(j)           The Collateral is now and shall remain personal property, and Debtor will not permit any equipment, if such is a part of the Collateral, which is not now a fixture to become a fixture without prior written notice to and consent of the Secured Party.

(k)           Debtor, at its sole cost and expense, will insure the Collateral in the name of and with loss or damage payable to the Secured Party, as its interest may appear, against such risks, with such companies and in such amounts, as may be required by the Secured Party from time to time (all such policies provide for ten (10) days minimum written notice of cancellation or amendment to the Secured Party) and Debtor will deliver to the Secured Party the original or duplicate policies, or certificates or other evidence satisfactory to the Secured Party attesting thereto, and Debtor will promptly notify the Secured Party of any material loss or material damage to any Collateral and promptly file a claim therefore if covered by insurance.

(l)           Debtor will, at its sole cost and expense, perform all acts and execute all documents requested by the Secured Party from time to time to evidence, perfect, maintain or enforce the Secured Party’s first priority security interest granted herein or otherwise in furtherance of the provisions of this Security Agreement.

(m)           At any time and from time to time, Debtor shall, at its sole cost and expense, execute and deliver to the Secured Party such financing statements pursuant to the UCC, applications for certificates of title, and other papers, documents or instruments as may be requested by the Secured Party in connection with this Security Agreement, and Debtor hereby authorizes the Secured Party, at the Debtor’s expense, to execute and file at any time and from time to time one or more financing statements or copies thereof or of this Security Agreement with respect to the Collateral, signed only by the Secured Party.

(n)           In its discretion, the Secured Party may, at any time and from time to time, after a Default, as hereinafter defined, has occurred, in its name, the Debtor’s name or otherwise, notify any account debtor or obliger of any account, contract, document, instrument, chattel paper or general intangible included in the Collateral to make payment to or otherwise act at the direction of the Secured Party.

(o)           In its discretion, Secured Party may, at any time and from time to time, after a Default has occurred, demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for, or make any compromise or settlement deemed desirable by the Secured Party with respect to any Collateral, and/or extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, or release any Collateral or Obligations, all without notice to or consent by Debtor and without otherwise discharging or affecting the Obligations, the Collateral or the security interest therein created.

(p)           In its discretion, Secured Party may, at any time and from time to time, for the account of Debtor, pay any amount or do any act required of Debtor hereunder, which Debtor fails to do or pay, and any such payment shall be deemed an advance by Secured Party to Debtor payable on demand together with interest at the highest rate then payable on the Obligations.

(q)           Debtor will pay the Secured Party for all sums, costs, and expenses which Secured Party may pay or incur pursuant to the provisions of this Security Agreement or in negotiating, executing, perfecting, defending, or protecting the security interest granted herein or in enforcing payment of the Obligations or otherwise in connection with the provisions hereof, including but not limited to court costs, collection charges, travel expenses, and reasonable attorneys fees, whether or not an action or proceeding is commenced, all of which, together with interest at the highest rate then payable on the Obligations, shall be part of the Obligations, be payable on demand and be secured hereby.

(r)           All proceeds and collections arising from or received with respect to accounts receivable or contract rights, if included in the Collateral, shall, but only in the event that a Default has occurred, be segregated, not be commingled with any other property of the Debtor, be held in trust for the Secured Party by Debtor and be delivered in kind by Debtor to Secured Party or its designee, with any necessary endorsement or assignment thereon.

(s)           Except as otherwise specifically provided in any loan agreement between the Secured Party and the Debtor, all proceeds of any Collateral received by Debtor after the occurrence of a Default or the occurrence of an event which, with the passage of time, the giving of notice or otherwise would constitute a Default, shall not be commingled with other property of Debtor, but shall be segregated, held by Debtor in trust for the Secured Party, and immediately delivered to the Secured Party in the form received, duly endorsed in blank where appropriate to effectuate the provisions hereof, the same to be held by the Secured Party as additional Collateral hereunder or, at Secured Party’s option, to be applied to payment of the Obligations, whether or not due and in any order the Secured Party may elect.

(t)           In its sole discretion, the Secured Party may, at any time and from time to time, assign, transfer or deliver to any transferee of any Obligations, any Collateral, whereupon the Secured Party shall be fully discharged from all responsibility and the transferee shall be vested with all powers and rights of Secured Party hereunder with respect thereto, but the Secured Party shall retain all rights and powers with respect to any Collateral not assigned, transferred or delivered.

4.  Default.  Any of the following events or occurrences shall constitute a “Default” under this Agreement and the Obligations:

(a)           The failure of the Debtor, or any other person or entity responsible, to make punctual payment of any sum payable hereunder, upon the Obligations or under any Loan Document;

(b)           The failure of the Debtor, or any other person or entity responsible, to timely perform any Obligations to be performed by them hereunder, with respect to the Obligations or under any Loan Document; and

(c)           With respect to the Debtor, any maker, endorser or guarantor of, or any other party to the Obligations, each of whom is included in the term “them” as used in this paragraph; any failure to perform with respect to any liabilities or obligations to, or agreements with, Secured Party; death or dissolution; death of any shareholder/member of a corporation, partnership, limited liability company or other form of entity included in the term “them”; insolvency; calling of a meeting of creditors; making or sending a notice of an intended bulk transfer, suspension or liquidation of usual business; failure when required to furnish Secured Party with any financial information or to permit Secured Patty to inspect books and records; making any misrepresentation to Secured Party in obtaining credit; failing to pay or remit any tax when assessed or due; commencement of a voluntary or involuntary proceeding under any Federal or State bankruptcy law now or hereinafter in existence; application for the appointment of a receiver or liquidating agent or similar person; entry of a judgment against any of them (but excepting any judgment of any amount which is covered by liability insurance); issuance of an order of attachment against any of their property; failure of any of them to comply at any time with Regulation U of the Federal Reserve Board; or if at any time in the reasonable opinion of the Secured Party, the financial responsibility of any of them should become impaired.

5.  Rights Upon Default.  Upon the occurrence of any Default and at any time thereafter, the Secured Party shall have the right to declare the Obligations, or any of them, immediately due and payable without notice, demand or protest, all of which are hereby waived, and shall have the following rights and remedies of a secured party under the UCC or available to the Secured Party under the Obligations or Loan Documents; all such rights and remedies being cumulative, not exclusive and enforceable alternatively, successively or concurrently:

(a)           The right to enter at any time and from time to time, with or without judicial process or the aid and assistance of others, any premises where any Collateral may be located;

(b)           The right without resistance or interference by Debtor, to take possession of the Collateral; and/or dispose of any Collateral where located; and/or require Debtor to assemble and make available to the Secured Party at the expense of Debtor any Collateral at a place designated by the Secured Party which is reasonably convenient to both parties;

(c)           The right to remove any Collateral from where it is located for the purpose of effecting sale or other disposition thereof (and if any of the Collateral consists of motor vehicles the Secured Party may use Debtor’s license plates);

(d)           The right to sell, resell, lease, assign and deliver, grant options for or otherwise dispose of any Collateral in its then condition or following any commercially reasonable preparation or processing, at the public or private sale or proceedings or otherwise, by one or more contracts, in one or more parcels, at the same or different times, with or without having the Collateral at the place of sale or other disposition, for cash and/or credit, and upon any terms, at such place(s) and time(s) and to such person(s) as the Secured Party deems best, all without demand, notice or advertisement whatsoever except that where an applicable statute requires reasonable notice of sale or other disposition Debtor hereby agrees that the sending of three (3) days notice by ordinary mail, postage prepaid, to any address of Debtor set forth in this Security Agreement shall be deemed reasonable notice thereof.  If any Collateral is sold by the Secured Party upon credit or for future delivery, the Secured Party shall not be liable for the failure of the purchaser to pay for same and in such event the Secured Party may resell such Collateral. The Secured Party may buy any Collateral at any public sale and, if any Collateral is of a type customarily sold in a recognized market or is of the type which is subject to a standard price quotations, the Secured Party may buy such Collateral at such price at private sale and in each case may make payment therefore by any means.

6.  Application of Proceeds Received.  The Secured Party may apply the sale proceeds actually received from any sale or other disposition to the reasonable expenses of retaking, holding, preparing for sale, selling, leasing and the like, to reasonable attorneys fees and all travel and other expenses which may be incurred by Secured Party in attempting to collect the Obligations or enforce this Security Agreement or in the prosecution or defense of any action or proceeding related to the subject matter of this Security Agreement; and then to the Obligations in such order and as to principal, or interest or other charges as the Secured Party may desire; and Debtor shall remain liable and will pay the Secured Party, on demand, any deficiency remaining, together with interest thereon at the highest rate then payable on the Obligations and the balance of any expenses unpaid, with any surplus to be paid to Debtor, subject to any duty of the Secured Party, imposed by law, to the holder of any subordinate interest in the Collateral actually known to the Secured Party.

The Secured Party may appropriate, set off and apply to the payment of the Obligations, any Collateral in or coming into the possession of the Secured Party or its agents, without notice to Debtor and in such manner as Secured Party may in its discretion determine.

7.  Attorney-In-Fact.  To effectuate the terms and provisions hereof Debtor hereby designates and appoints the Secured Party and its designees or agents as attorney-in-fact of Debtor, irrevocably and with full power of substitution, with authority, after the occurrence of a Default, to: receive, open and dispose of all mail addressed to Debtor and notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Secured Party may designate; endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidences of Collateral or the proceeds thereof that may come into the Secured Party’s possession; sign the name of Debtor on any invoices, documents, drafts against and notices to account debtors or obligers of Debtor, assignments and requests for verification of accounts; execute proofs of claim and loss; execute endorsements, assignments of other instruments of conveyance or transfer; adjust and compromise any claims under insurance policies or otherwise; execute releases; and do all other acts and things necessary or advisable in the sole discretion of the Secured Party to carry out and enforce this Security Agreement and/or the Obligations. All acts done under the foregoing authorization are hereby ratified and approved and neither Secured Party nor any designee or agent thereof shall be liable for any acts of commission or omission, for any error of judgment or for any mistake of fact or law. This power or attorney being coupled with an interest is irrevocable while any Obligation shall remain unpaid.

8.  Miscellaneous.  The Secured Party shall not be deemed, by its acceptance of this Security Agreement, to have assumed any responsibility, or obligation or duty with respect to, any of the Collateral or its use, or any matter or proceeding arising out of or relating thereto, including, without limitation, any obligation or duty to take action to collect, preserve or protect its or Debtor’s rights in the Collateral.  Debtor hereby releases the Secured Party from any claims, causes of action and demands at any time arising out of or with respect to this Security Agreement, the Obligations, the Collateral or its use or disposition and Debtor hereby agrees to hold the Secured Party harmless from and with respect to any and such claims, causes of action and demands relating thereto.  The Secured Party’s prior recourse to any Collateral shall not constitute a condition of any demand, suit or proceeding for payment or collection of the Obligations.  No act, omission or delay by the Secured Party shall constitute a waiver of its rights and remedies hereunder or otherwise.  No single or partial waiver by the Secured Party of any Default or right or remedy which it may have shall operate as a waiver of any other Default, right or remedy or of the same Default, right or remedy on a future occasion. Debtor hereby waives presentment, notice of dishonor and protest of all instruments included in or evidencing the Obligations of the Collateral, and all other notices and demands whatsoever (except as expressly otherwise provided herein).  In the event of any litigation with respect to any matter connected with this Security Agreement, the Obligations or the Collateral, Debtor hereby waives the right to a trial by jury. Debtor hereby irrevocably consents to the jurisdiction of the Courts of the State of New York and of any Federal Court located in such State in connection with any action or proceeding arising out of or relating to the Obligations, this Security Agreement or the Collateral, or any document or instrument delivered with respect to any of the Obligations.  Debtor hereby waives personal service of any process in connection with any such action or proceeding and agrees that the service thereof may be made by certified or registered mail directed to Debtor at any address of Debtor set forth in this Security Agreement.  Debtor so served shall appear or answer to such process within thirty (30) days after the mailing thereof.  Should Debtor so served fail to appear or answer within said thirty (30) day period, Debtor shall be deemed in default and judgment may be entered by Secured Party against Debtor for the amount requested and such other relief as may be demanded in any process so served.  In the alternative, in its discretion, Secured Party may effect service upon Debtor in any other form or manner permitted by law.  All terms herein shall have the meanings as defined in the UCC, unless the context otherwise requires.  No provision hereof shall be modified, altered or limited except by a written instrument expressly referring to this Security Agreement and to such provision, and executed by the party to be charged.  This Security Agreement and all Obligations shall be binding upon the successors, or assigns of Debtor and shall, together with the rights and remedies of the Secured Party hereunder, inure to the benefit of the Secured Party and its successors, endorsees and assigns.  This Security Agreement and the Obligations shall be governed, enforced and controlled by and in accordance with the laws of the State of New York.  If any term of this Security Agreement shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby.  The Secured Party is authorized to annex hereto the schedules and exhibits, if any, referred to herein.  Debtor acknowledges receipt of a copy of this Security Agreement.  If the provisions of this Security Agreement should conflict with the terms and provisions of any loan or line of credit agreement entered into by the Debtor with the Secured Party in connection with the Obligations, the terms and provisions of the loan or line of credit agreement shall control any conflicting terms and provisions herein contained.

IN WITNESS WHEREOF, the undersigned have executed this Security Agreement to be effective as of the _____ day of August, 2009.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

By:
Name:
Title:

Richard C. Strain

STATE OF ____________	)
) SS:
COUNTY OF _______	)

On the _____ day of August in the year 2009, before me, the undersigned, a Notary Public in and for said State, personally appeared ____________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity, and that by his signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument.

Notary Public

STATE OF NEW YORK	)
) SS:
COUNTY OF ORANGE	)

On the _____ day of August in the year 2009, before me, the undersigned, a Notary Public in and for said State, personally appeared Richard C. Strain, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity, and that by his signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument.

Notary Public

SCHEDULE “A”

TO SECURITY AGREEMENT DATED AUGUST __, 2009
BETWEEN VISTA INTERNATIONAL TECHNOLOGIES, INC.
AND RICHARD  C. STRAIN

All right, title and interest of Debtor, whether now owned or hereinafter acquired, in and to all of Debtor’s personal property and assets of any kind or nature, wherever so situated (collectively, the “Collateral”), including but not limited to the following Collateral:

1.           All cash and cash equivalents, accounts, accounts receivable, agreements, rights, interests, inventory, goods, contract rights, chattel paper, documents, instruments, general intangibles, furniture, fixtures, equipment, machinery, apparatus, trade fixtures, consumer goods, Rolling Stock (defined below) and other assets owned by Debtor; and

2.           All automobiles, trucks, boats, and other rolling stock or moveable personal property (“Rolling Stock”), including Rolling Stock for which the title thereto is evidenced by a certificate of title issued by the United States or a state which permits or requires a lien thereon to be evidenced upon such title, in which Debtor now or at any time in the future may have an interest; and

3.           All funds or other property of Debtor from time to time in the possession of Secured Party, with respect to which Debtor agrees that Secured Party shall have the rights and remedies available under Article 9 of the Uniform Commercial Code of the State of New York or other applicable law relating to “cash collateral”;

together in each case, with all proceeds thereof and all substitutions, replacements and accessions thereto.

