Form 10-K/A
period 2010-12-31
Vista International Technologies Inc
filed 2011-05-09
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011,

•	to include the exhibits identified as Exhibits 2.1, 10.7–10.13 and 10.18–10.20 in Item 15 of the original filing, which exhibits were inadvertently omitted, and

•	to correct certain typographical errors in Items 1, 1A, 2, 6, 10 and 13 of the original filing, including, among others:

o
In the section entitled “Major Customers” under Item 1 (Business), the third and fourth sentences have been revised and combined as follows: “Three customers comprised approximately 21%, 21% and 11% of revenues for the year ended December 31, 2010, and two customers comprised approximately 47% and 12% of revenues for the year ended December 31, 2009.”

o
The text of the Security Agreement, identified as Exhibit 10.7 in the original filing, was inadvertently included in the original filing following the signature pages; this has been removed from the body of the report and included as Exhibit 10.7.

For the convenience of the reader, this Amendment No. 1 on Form 10-K/A restates the original filing in its entirety, but amends Items 1, 1A, 2, 6, 10, 13 and 15 of the original filing in the manner described above.  All other information included in the original filing remains unchanged.  In addition,  in accordance with Rule 12b-15 under the Exchange Act, new certifications by our Interim Chief Executive Officer (principal executive officer and principal accounting officer) are filed as exhibits to this Amendment No. 1 on Form 10-K/A.

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

Major Customers

During 2010, our total revenue was derived from tipping fees from accepting waste tires from generators and tire transporters.  Our customers include numerous generators and transporters. Three customers comprised approximately 21%, 21% and 11% of revenues for the year ended December 31, 2010, and two customers comprised approximately 47% and 12% of revenues for the year ended December 31, 2009. In the first quarter of 2010, we lost our largest customer.  The loss of this customer had a significant, negative impact on our overall revenue, which we were not able to replace in 2010. At this time, we do not have any other customers responsible for more than 10% of our total revenue.

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

One stockholder, Richard Strain, beneficially owns 48.2% of outstanding shares.  An additional stockholder, Timothy Ruddy, a director of the Company, beneficially owns 8.7% outstanding shares.  The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.

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

As a result of management’s efforts with Colliers International, the Company entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership in February 2011, to sell all of the approximate 27 acre industrial site.

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

2 Mr. Pfisterer was the Interim Chief Executive Officer (principal executive officer and principal accounting officer) of the Company from October 1, 2009 through April 19, 2010 and the Chief Executive Officer of the Company from April 20, 2010 through January 17, 2011.

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

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 48.2% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit is required by December 31, 2011.  The line of credit is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  Approximately, $92,000 in principal is outstanding under the line of credit and Mr. Strain has declined to provide additional advances under the line of credit.  As of December 31, 2010, notes payable (the “Notes”) were in default due to missed principal payments.   The Company received a waiver of default on the Notes and line of credit on March 22, 2011 which specifies that payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or (b) June 30, 2011.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: May 9, 2011	By:	/s/ Bradley A. Ripps
Interim Chief Executive Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bradley A. Ripps Bradley A. Ripps	Interim Chief Executive Officer (principal executive officer and principal accounting officer)	May 9, 2011

/s/ Thomas P. Pfisterer Thomas P. Pfisterer	Director	May 9, 2011

/s/ Timothy D. Ruddy Timothy D. Ruddy	Director	May 9, 2011

10