Form 10-Q
period 2011-03-31
Vista International Technologies Inc
filed 2011-05-20
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2011; or

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
Yes  ☐   No  ☒

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

As of May 16, 2011, Vista International Technologies, Inc. had outstanding 114,719,553 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

Current assets:
Cash	$20,470	$4,901
Accounts receivable, net	3,023	5,783
Other receivables	-	52,388
Prepaid expenses	31,452	42,861
Restricted cash	20,000	20,000
Total current assets	74,945	125,933

Deposits	1,896	1,896
Property and equipment, net	274,165	280,667
Intangible assets, net	31,552	32,928

Total assets	$382,558	$441,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,663,617	$1,554,952
Accrued compensation and payroll liabilities	626,351	622,021
Accrued interest	114,725	89,304
Notes payable - related parties	458,600	403,600
Notes payable - stockholder	592,752	592,752
Notes payable and capital lease, current portion	72,827	72,827
Total current liabilities	3,528,872	3,335,456

Notes payable and capital lease, less current portion	9,129	10,887
Total liabilities	3,538,001	3,346,343

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 114,719,553 shares issued and outstanding at March 31, 2011 and December 31, 2010	114,720	114,720
Additional paid-in capital	62,515,471	62,515,471
Commmon stock to be issued	10,800	10,800
Accumulated deficit	(65,796,434)	(65,545,910)
Total stockholders’ deficit	(3,155,443)	(2,904,919)

Total liabilities and stockholders’ deficit	$382,558	$441,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	For the Three	For the Three
	Months	Months Ended
	Ended March	March 31,
	31, 2011	2010
	(unaudited)	(unaudited)

Revenues	$102,151	$218,069

Cost of revenue	77,150	104,000

Environmental remediation expense	62,018	6,177

Gross (loss) profit	(37,017)	107,892

Operating expenses:

Selling, general and administrative expenses	181,196	218,821

Loss from operations	(218,213)	(110,929)

Other income (expense):

Gain on extinguishment of liabilities	—	64,530
Interest expense, net	(32,311)	(17,837)
Other income	—	49,768
	(32,311)	96,461

Net loss	$(250,524)	$(14,468)

Net loss per share, basic and diluted	*	*

Weighted average number of common shares outstanding	114,719,553	106,841,764
* less than ($0.01) per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(250,524)	$(14,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,668	35,091
Other income	—	13,176
Environmental remediation expense	62,018	6,177
Gain on extinguishment of liabilities	—	(64,530)
Changes in assets and liabilities:
Accounts receivable, net	2,760	34,283
Prepaid expenses	11,409	12,711
Restricted cash and other assets	52,388	2,200
Accounts payable and accrued expenses	76,398	(37,046)
Net cash used in operating activities	(32,883)	(12,406)

Cash flows from investing activities:
Equipment purchases	(4,790)	(23,925)
Net cash used in investing activities	(4,790)	(23,925)

Cash flows from financing activities:
Payments on debt	(1,758)	(3,995)
Payments on related party notes	—	(10,000)
Proceeds from issuance of common stock	—	80,000
Proceeds from related party notes	55,000	25,000
Net cash provided by financing activities	53,242	91,005

Increase in cash	15,569	54,674

Cash at beginning of period	4,901	20,444

Cash at end of period	$20,470	$75,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.

Going Concern and Management’s Plan

The Company reported a net loss of approximately $251,000 and used net cash in operating activities of approximately $33,000 for the three months ended March 31, 2011, has a working capital deficit of approximately $3.5 million and an accumulated deficit of approximately $65.8 million at March 31, 2011.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the three months ended March 31, 2011, the Company received proceeds of approximately $55,000 from a related party.  Subsequently, through May 20, 2011, we received additional proceeds of $39,000 (See Note 3).  We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010
(unaudited)

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility

●	Development of project based opportunities, and

●	Attracting strategic investment

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

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon-based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities.

In February 2011, the Company entered into an agreement to sell its 27-acre industrial site in Hutchins, Texas, and it will lease back approximately 12.5 acres of the property at closing.  The closing is subject to a variety of conditions, including, among others, shareholder approval.  The Company expects to net approximately $1,348,000 in cash from the sale, which management intends to use to repay certain indebtedness and other liabilities and improve operations, including the purchase of additional equipment to process waste tires into Tire Derived Fuel (“TDF”).

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
Three months ended March 31, 2011 and 2010
(unaudited)

Revenue Recognition

Our tire fuel processing and storage facility recognizes revenue in two ways:

●	Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

●	Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.   We have recognized no revenue from the sale of our Thermal Gasifier™ during the three months ended March 31, 2011 and 2010.

Concentration of Credit Risk

Two customers comprised approximately 24% and 12% of revenues for the three months ended March 31, 2011 and approximately 54%, and 10% of revenues for the three months ended March 31, 2010.

 Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  These accounting principles require us to make certain estimates, judgments and assumptions that we believe are reasonable, based on information available at the time they were made.  These estimates, judgments and assumptions can affect the amounts reported in our condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassifications

Certain reclassifications to the 2010 statements of operations and cash flows have been made in order to conform it to the 2011 presentation.

2. Notes Payable

At March 31, 2011, the Company had the following promissory notes outstanding:

8.56% installment note, secured by equipment, due August 2013	$14,956
15% promissory notes payable to individuals, due on demand, in default	17,000
12% promissory notes payable to individual, interest due monthly, secured by all assets of the Company, due on April 22, 2011, default waived until five days after the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas	50,000
Total notes payable and capital lease:	81,956
Less: current maturities	72,827
Notes payable and capital lease	$9,129

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010
(unaudited)

3. Related Party Transactions

At March 31, 2011, notes payable - stockholder and notes payable – related parties consisted of the following:

9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$500,000
9% line of credit - Richard Strain – stockholder, matured December 31, 2010, principal payments of $8,000 per month, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011	92,752
Notes payable- stockholder	$592,752

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$413,600

12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000
Notes payable-related parties	$458,600

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of March 31, 2011.  The maximum amount to be drawn under the line is $375,000.  However, subsequent to initial draws of approximately $100,000 in 2009, Mr. Strain has declined to provide additional funding under the line.

The Company received a waiver of default on the notes and line of credit on March 22, 2011, which specifies that non-payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its Texas industrial site or (b) June 30, 2011.

As of March 31, 2011 and 2010, accrued interest outstanding on the loans was approximately $51,400 and $140,100, respectively.

Interest expense on the loans for the three months ended March 31, 2011 and 2010 was approximately $13,400 and $13,600, respectively.

Notes payable – related party

The Company has a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company, in which Mr. Ruddy has the option, at his discretion, to receive payment as follows:

(a)	repayment of principal and interest;
(b)	conversion of outstanding amount without accrual of interest into the Company’s common stock based on the quoted market price of the stock at the dates loans were made;

(c)	any combination of cash and stock as described in (a) and (b)

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010
(unaudited)

The 8.56% installment loan was executed by Mr. Ruddy on behalf of the Company.  At March 31, 2011, the remaining lease obligation was approximately $15,000 and the net book value of the equipment financed was approximately $17,400.

As of March 31, 2011 and 2010, accrued interest outstanding on the loans was approximately $43,500 and $14,300, respectively.

Interest expense on the loans for the three months ended March 31, 2011 and 2010 was approximately $9,900 and $3,600, respectively.

Subsequent to March 31, 2011 and through May 20, 2011, Mr. Ruddy has loaned the Company an additional $39,000 under this agreement.

Mr. Ruddy has used $150,000 of personal assets to secure a letter of credit for as part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”) (Note 5).

 Notes payable – related party family

As of March 31, 2011, no interest payments have been made on these notes. In April 2011, all noteholders agreed to defer payment of interest due to the earlier of (a) the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or (b) December 31, 2011, in effect granting default waivers to the Company.

As of March 31, 2011, accrued interest outstanding on the loans was approximately $4,900 and interest expense on the loans for the three months ended March 31, 2011 was approximately $1,300.

4. Stockholders’ Equity

As of March 31, 2011, the Company has an obligation to issue approximately 2,440,000 shares of its restricted common stock for legal and consulting services performed.  The accompanying condensed consolidated balance sheets reflect an accrual of approximately $77,900 for these unissued shares as of March 31, 2011.

5. Commitments and Contingencies

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of March 31, 2011:

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
Three months ended March 31, 2011 and 2010
(unaudited)

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2011, the Company has approximately 12,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July 2010, we were able to dispose of this material at a municipal landfill site that used the material as filter and bedding material. However, the landfill transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs. As a result, tire inventory has increased without a ready disposal source.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at March 31, 2011) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 27, 2011 and December 10, 2011.   The Company’s certificate of deposit classified in restricted cash for $20,000 and personal assets owned by Mr. Timothy Ruddy, a Director of the Company (See Note 3) are held as collateral for the letters of credit.  The Company has no other asset retirement obligations.

We have accrued approximately $245,000 at March 31, 2011 for the cost of disposing this material.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended March 31, 2011, compared with the operating results for the period ended March 31, 2010.

Business Overview and Presentation

Our financial results were impacted by several significant trends, which are listed below.  We expect that these trends will continue to affect our results of operations, cash flows and financial position.

●	Inability to attract adequate debt or equity funding to implement our business plan

●	Ongoing operating losses

●	Delay in successfully demonstrating our Thermal Gasifier™ technology

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

At March 31, 2011, the Company had approximately 12,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  Through July, 2010 we were able to dispose of this material at a municipal landfill site.  However, the landfill transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs.  As a result, tire inventory has increased without a ready disposal source.

Going Concern

The Company reported a net loss of approximately $251,000 and used net cash in operating activities of approximately $33,000 for the three months ended March 31, 2011, has a working capital deficit of approximately $3.5 million and an accumulated deficit of approximately $65.8 million at March 31, 2011.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Management’s Plan

During the three months ended March 31, 2011, the Company received proceeds of approximately $55,000 from a related party.  Subsequently, through May 20, 2011, we received additional proceeds of $39,000 (See Note 3).  We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility

●	Development of project based opportunities, and

●	Attracting strategic investment

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

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities.

In February 2011, the Company entered into an agreement to sell its 27 acre industrial site in Hutchins, Texas and it will lease back approximately 12.5 acres of the property at closing.  The closing is subject to a variety of conditions, including, among others, shareholder approval.  The Company expects to net approximately $1,348,000 in cash from the sale, which management intends to use to repay certain indebtedness and other liabilities and improve operations, including the purchase of additional equipment to process waste tires into Tire Derived Fuel (“TDF”).

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

Results of Operations

Overview

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,		Increase/(Decrease)
				% change
	2011	2010	$ 2011 vs	2011 vs
	(unaudited)	(unaudited)	2010	2010

Revenues	$102,151	$218,069	$(115,918)	(53.2)%

Cost of revenue	77,150	104,000	(26,850)	(25.8)%

Environmental remediation expense	62,018	6,177	55,841	N/A %

Gross (loss) profit	(37,017)	107,892	(144,909)	(134.3)%

Operating expenses:

Selling, general and administrative expenses	181,196	218,821	(37,625)	(17.2)%

Loss from operations	(218,213)	(110,929)	(107,284)	96.7%

Other income (expense):

Gain on extinguishment of liabilities	—	64,530	(64,530)	(100.0)%
Interest expense, net	(32,311)	(17,837)	(14,474)	81.1%
Other income	—	49,768	(49,768)	(100.0)
	(32,311)	96,461	(128,772)	(133.5)%

Net loss	$(250,524)	$(14,468)	$(236,056)	1,631.6%

2011 COMPARED TO 2010

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires decreased significantly as a result of the loss of a major customer from whom we generated a significant portion of our revenues in the first quarter of 2010.

No revenue was generated from this major customer for the three months ended March 31, 2011 as compared to approximately 54.3% of revenues for the three months ended March 31, 2010.   In addition, the Company’s two largest customers comprised approximately 36% of revenues for the three months ended March 31, 2011 compared to approximately 72% of revenues for the Company’s three largest customers for the three months ended March 31, 2010

Cost of Revenue

Cost of revenue for our tire processing operations decreased at a slower rate than the decrease in our revenues due primarily to fixed costs such as salaries, business insurance and taxes which could not be eliminated in order to keep the tire facility operating.  The overall decrease in expense was due primarily to a reduction in depreciation expense of approximately $24,000 and outside services of approximately $31,000, offset by increases in equipment rental, repairs and maintenance and parts of approximately $21,000

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2011, the Company had approximately 12,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, we were able to dispose of this material at a municipal landfill site.  However, the landfill transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs.  As a result, tire inventory has increased without a ready disposal source.  We maintain a reserve for removal and cleanup of material at our Texas facility.   As a result, our environmental liability increased in 2011 compared to 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $38,000 in 2011.  Professional and outside consulting expenses decreased by approximately $21,000 due to the Company’s decreased use of consultants and attorneys to improve operations and to negotiate debt settlements.  Salaries and contract labor decreased by approximately $9,000 and business insurance expense declined by approximately $13,000 due primarily to a reduction in our workers compensation premiums. These decreases were partially offset by an increase in our computer repair expense of approximately $4,000.

Interest Expense

Interest expense increased approximately 81% due to a net $275,000 increase in related party borrowings.

Gain on Extinguishment of Liabilities

On August 7, 2009 the Company engaged the services of a law firm to negotiate settlements with creditors and judgment holders of the Company.  A net gain of approximately $64,400 was recognized in the three months ended March 31, 2010, while there was no corresponding activity during the three months ended March 31, 2011.

Other income

For the three months ended March 31, 2010 other income consisted primarily of insurance proceeds net of initial costs to demolish and prepare the site to rebuild the tire processing facility in Hutchins, Texas that suffered snow damage in February 2010. There was not a comparable insurance claim during the three months ended March 31, 2011.

Liquidity and Capital Resources

We had a cash balance of approximately $20,400 at March 31, 2011.  We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding.

As of March 31, 2011, we had a working capital deficit of approximately $3.5 million, which includes a liability of approximately $245,000 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of $482,000, a liability of $106,000 for consulting services provided to the Company and a liability of approximately $480,000 for unpaid federal and state income taxes and local sales and property taxes.

As of March 31, 2011, we owed approximately $109,000 to the Internal Revenue Service in back payroll taxes and penalties.  Monthly payments of $5,000 have been made since December 28, 2010 and the final balloon payment is due August 31, 2011.

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

During the three months ended March 31, 2011, the Company received proceeds of approximately $55,000 from a related party.  We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our interim chief executive officer and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2010. As of March 31, 2011, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None other than that disclosed in our Annual Report on Form 10-K filed on April 15, 2011.  There have been no material developments in that proceeding since that filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company did not receive any proceeds from the issuance of restricted shares of its common stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership******

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC ****

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi*****

10.3	Vista International Technologies, Inc. Equity Participation Plan*

10.4	Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ****

10.7	Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain******

10.8	Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain******

10.9	Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain******

10.10	Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain******

10.11	Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain******

10.12	Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain******

10.13	Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain******

10.14	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18	Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”) ******

10.19	Continuation of Consulting and Services Agreement effective January 4, 2010******

10.20	Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International******

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)+++

21	Subsidiaries****

31.	Certification of Interim Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Interim Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

****** Denotes document filed as an exhibit to our Annual report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference

+ Denotes document filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and incorporated herein by reference.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: May 20, 2011	By:	/s/ Bradley A. Ripps
Bradley A. Ripps
Interim Chief Executive Officer and Principal Accounting Officer