Form 10-K/A
period 2010-12-31
Vista International Technologies Inc
filed 2011-06-24
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011, and our Amended Annual Report on Form 10-K/A Amendment No. 1 for that year as filed with the Commission on May 9, 2011,

●
in response to comments from the Securities and Exchange Commission, to revise disclosure under the headings “Forward Looking Statements”, “Item 1-“Business”, “Item 2-Properties”, “Item 3-Legal Proceedings”, “Item 4-Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, “Item 9A-Controls and Procedures”, “Item 13 Certain Relationships and Related Transactions and Director Independence”, and the signature page.

●	to correct Timothy Ruddy’s age in Item 10.

●	to correct the number of shares beneficially owned by Timothy Ruddy and by all directors executive officers as a group in Item 13.

●	to clarify that Bradley A. Ripps, as Interim Chief Executive Officer, is our principal executive officer and principal financial and accounting officer in Item 13.

●	to revise Notes 6 and 9 to the consolidated financial statements for consistency with changes made in Item 13.

For the convenience of the reader, this Amendment No. 2 on Form 10-K/A restates the original and amended filing in its entirety, but amends Items 1, 2, 3, 7, 10, 12 and 13 and the signature page of the original filing, as previously amended, in the manner described above.  All other information included in the original filing as previously amended and restated remains unchanged.  In addition, in accordance with Rule 12b-15 under the Exchange Act, new certifications by our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) are filed as exhibits to this Amendment No. 2 on Form 10-K/A.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” relating to our business or operations because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “continue”, or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements.

 Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to implement our business plan.
●	Our ability to finance and complete planned projects and facilities upgrades.
●
Our ability to execute our business plan and commercialize our Thermal Gasifier™ technology which is undergoing redesign, including building Thermal Gasifiers™ that meet customers’ specifications and that meet local regulatory environmental and permit requirements.

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

Part I
Item 1. Business.

A glossary of key terms and acronyms used in the Business discussion below is contained in this report beginning on page 12.

Company Mission

Vista International Technologies, Inc.’s mission is to provide a clean, dependable, cost-competitive waste-to-energy (WTE) and renewable energy alternative to fossil fuels world-wide using our proprietary technologies. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ will divert large volumes of material from landfills and other disposal systems while providing clean and cost effective alternative energy.

General

Vista is presently divided into two business units:

●	Renewable energy and WTE utilizing our Thermal Gasifier™ technology, and

●	Tire processing and storage.

Waste-to-Energy

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

As we advance our “state-of-the-art” WTE technology, our business model focuses on the development of qualified joint-venture partnerships and licensed partner companies to build, own and operate WTE distributed power generation facilities using our Thermal Gasifier™ patented technology.  Whether through a joint-venture or licensed partner, we expect to develop efficient WTE infrastructures for industrial customers (inside the fence), or for small municipalities. These projects will reduce the environmental impact from waste disposal and reduce dependence on fossil fuels while producing efficient, clean energy from a given waste stream. Our solutions will decrease our customer’s waste disposal and power consumption costs, while at the same time lowering airborne emissions that would be generated by disposing of waste in landfills. We also expect to take advantage of government subsidies/credits to assist in the financing of WTE projects in select markets.

Historically we marketed and sold 15 first generation Thermal Gasifiers™ (prior to 2000), and three second generation Thermal Gasifiers™ (one in 2002 and two in 2004).  We are currently redesigning and testing our third generation Thermal Gasifier™.  We currently do not generate any revenues from our WTE business unit.

Tire Processing Operation

We operate a tire fuel processing and storage facility in Hutchins, Texas, licensed as a scrap tire transporter, processor and storage facility. We are paid a tipping fee (fee paid per tire received or per ton) for accepting waste tires. We produce the following from scrap tires: tire shreds for landfill for use as leachate material and as sanitary landfill cover.

The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas/Ft. Worth metropolitan area.

We ceased production of TDF during August 2007, due to equipment damage.  We considered purchasing new equipment; however, the markets for our TDF began to decline during 2008 due to the global economic downturn.  As a result of the downturn and our limited financial resources, we determined not to purchase new equipment and as a result, we were unable to resume production of TDF and the exploitation of the TDF market.

In April, 2010 our Board of Directors began considering ways to maximize the value of our tire producing assets, and strategies to re-enter the TDF market.   Management found that TDF market was beginning to rebound, especially as oil prices rose, since TDF represents a “high energy” alternative fuel source.  Following the research conducted by management, the Company decided that it would be an ideal time to re-enter the TDF market.  In order to do that, the Company determined it would need additional funds to purchase the necessary equipment.  To that end, in July, 2010 the Board engaged Colliers International, a worldwide real estate company with expertise in marketing, leasing and property management, to advise the Company on opportunities to monetize its Hutchins Texas facility to fund its TDF business plan, among other things.

In furtherance of its plan, on February 14, 2011, Vista entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership to sell its 27 acre industrial site in Hutchins, Texas where its tire fuel processing and storage facility is located.  Vista will concurrently lease back approximately 12.5 acres of the property and continue operating tire processing business. The Company plans to use the proceeds from the sale to satisfy debts and to invest in facility upgrades and additional equipment required to produce TDF.

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

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Throughout 2010, we significantly increased the throughput of the facility but due to limited material being used as leachate or landfill cover, the Company was not able to continue reducing the amount of whole and shredded tires stored at the facility in order to decrease our environmental liability exposure.  We are exploring the option of expanding operations with additional shredding equipment and rolling stock to further increase our throughput and begin the production of TDF to generate additional revenues.  We have not re-entered the TDF production market yet.  We expect that the production of TDF will eventually result in a reduction of the stored material onsite thereby reducing our financial liability exposure.

During the year ended December 31, 2010, our tire recycling processing business generated 100% of our total revenue.

Thermal Gasifier™ Technology and Operations

Prior to 2000 we sold approximately 15 first generation Thermal Gasifiers™ worldwide.  We sold three second generation Thermal Gasifiers™, one in Ireland in 2002, and two in Italy in 2004.  Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our third generation Thermal Gasifier™ technology which is currently undergoing redesign and testing.  As a result, we plan to focus the majority of our resources on this business in the future while we continue to improve operations of our tire facility to generate positive cash flow to fund these operations.  We have not sold any third generation Thermal Gasifiers™ and we currently do not generate any revenue from our Thermal Gasifier™ operations.

The Company is exploring the possibility of a commercially viable pilot project in the US to exploit its Thermal Gasifier™ patented technology. The characteristics of our ideal project are a combination of high energy demand and cost with on-site (or local) generation of large volumes of hydrocarbon based waste.

During 2010, we made further advances in the design of our third generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our engineering and operating experience gained from our efforts to implement a functioning WTE facility in Cologna-Veneta Italy between 2004 and 2006. In that project, the Company hired and worked in conjunction with a team of engineers from Merrick and Company to start-up and undergo performance testing for two of our second generation Thermal Gasifiers™.  During the start-up and commissioning of the Cologna-Veneta WTE plant in 2004, it was determined that the facility could not meet the contractual fuel specifications of our Thermal Gasifiers™ primarily because the facility did not have fuel preparation equipment to improve the quality of the available fuel feedstock.  The use of interior grade fuel resulted in the Thermal Gasifiers™ producing only half of the rated output on each gasifier (1.5MW versus 3MW each).  As a result these Thermal Gasifiers™ were not considered to be financially successful.  The Thermal Gasifiers™ at the Cologna-Veneta facility operated between 2004 and 2006 until the project went into receivership.  The experience from this project has provided the Company with data to implement design revisions toward more fuel flexibility and improved efficiency.  These benefits include, among others, adaptations in fuel handling, fuel preparation, tuning, airflow, emissions, and variations in the fuel feedstocks provided data to support a broader compatibility of fuel type and quality, while increasing efficiency.

The Company continues to work closely with outside consultants to advance its Thermal Gasifier™ technology.  In particular, we are parties to a Consulting and Services Agreement with Mustang Consulting, LLC.  Pursuant to the agreement, Mustang will use its intellectual capital to provide us with guidance and advice with respect to business planning, strategies and advancement of our Thermal Gasifier™ technology, including, among other things, business and financial advisory services, technical advisory services, supervision of our technical staff, supervision of contract engineering services, supervision of documentation of modifications to the gasifier unit to prepare for commercial deployment and project management services for development projects.   Under the Mustang Consulting and Services Agreement,

●
Vista pays Mustang $140 per hour for its services performed, and $70 per hour for in-transit and travel time.  Mustang has the option to receive payment in Vista common stock if Vista is unable to make payment in cash.

●
Vista has granted Mustang a worldwide, irrevocable and perpetual non-exclusive license to use our commercialized gasification technology, for which we will receive a fixed license fee at the rate of $50,000 per 16 MMBtu/Hr of thermal capacity for each gasification unit built directly by Mustang.

●
Mustang has a right of first offer to purchase any of Vista’s thermal gasifier technology if Vista receives a bona fide offer from a third party to purchase it, or if a sale or transfer of a majority of Vista’s equity or a merger in which Vista is not the surviving party is proposed.

We are also parties to a Joint Development Agreement with Mustang to further advance the Thermal Gasifier™ in new waste-to-energy and biomass-to-energy projects and to facilitate the development of projects that come into Vista’s pipeline.  The goal of the Joint Development Agreement, is for Vista and Mustang to develop “turn key” renewable distributed power generation facilities for customers.  Under the Joint Development Agreement:

●	Vista may propose potential projects introduced to Vista through inquiries about its technology for Vista and Mustang to jointly develop.

●	Vista and Mustang will evaluate the potential opportunities to determine if a project is mutually acceptable to pursue.

●
An accepted project will be developed in a separate entity to be owned by Vista and Mustang on terms to be determined on a project-by-project basis, however, Vista’s ownership of the entity will range between 90% and 100%, subject to dilution if a third party becomes involved as an equity owner.

●	Vista will provide technology and gasification expertise in the project.

●	Mustang will provide project development, power generation, operating and maintenance experience in the project.

It is anticipated that the end-user customer for the project will finance the project or project financing will be sought for the projects that are pursued.  There are no projects currently in development under the joint Development Agreement.  No assurance can be given that we will identify mutually acceptable projects, and if we do, that we will be able to successfully develop or finance any projects.

Management believes that this Joint Development Agreement will allow the company to expedite the commercial application and the deployment of its third generation Thermal Gasifier™ technology across multiple vertical markets.

Mustang along with outside parties, is currently in the process of designing and fabricating an MFG-8 Thermal Gasifier™ which is a smaller version of Vista’s standard Thermal Gasifier™, at its own expense. Mustang and those third parties will co-market to take advantage of well established waste-to-energy markets in Italy.  The Company will receive a license fee for each unit  placed into service as discussed above. The MFG-8 Thermal Gasifier™ is being designed and commissioned as a demonstration unit and once completed, tested and started-up, will be operated on a periodic basis to test various fuel feedstocks, run efficiency and reliability tests, run air emission tests, run ash emission tests and demonstrate the performance of a variety of fuel feedstocks.  This demonstration unit is being designed for the Italian market but we expect it will be able to serve other markets in the European Union and elsewhere.  The fabrication process for the initial demonstration unit has been initiated and based on recent communications between Mustang, its third party fabricator and the Vista design team, we believe that in the fourth quarter of 2011 this unit will be operable on an intermittent basis to conduct testing and facilitate marketing to specific vertical markets for generating energy from municipal sewer sludge, animal waste and other forms of biomass. As with most product development efforts we cannot assure, the final completion date which could be delayed into first quarter 2012 or beyond if we run into unforeseen delays prior to start-up.

To continue to advance the Company, it is important that we attract and gain access to new capital. To identify and facilitate necessary funding to further our business plan, we continue to work on fund raising activities in multiple areas.  We have obtained funds contributed by private investors and anticipate that we will seek further similar investment from time-to-time in the future. We also entered into an agreement with Colebrooke Capital, Inc., an investment advisory firm based in New York City, in April 2010, pursuant to which Colebrooke is to re-capitalize the Company, so that we can complete the deployment of the next generation Thermal Gasifier™ technology and initiate project development for its commercialization.  In exchange for its corporate development services, Colebrook will receive a certain percentage of the total capital raised in each transaction (subject to certain criteria), and, in exchange for its advisory services, Colebrook will receive an agreed-upon sum.  Additionally, we will seek project funding, in some cases with joint venture partners, which will be based on the size, configuration and business structure of a given project. To date, no funding opportunities have developed under the agreement with Colebrook.

We have also engaged Steven Kowalsky and Edward Kowalsky as consultants to facilitate introductions of the Company to selected clients for the purpose of developing projects where our Thermal Gasifier™ technology can be utilized.  The Kowalskys will receive shares of our common stock in exchange for their services.

Operations related to the engineering and development of the Thermal Gasifier™ are ongoing and headquartered at our office in Englewood, Colorado.

Tire Processing Operations

The Company has been in the tire processing business since 1997, operating a 27 acre tire processing and storage facility in Hutchins, Texas since 1999.  It is permitted by the TCEQ as a scrap tire processing and storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” (disposal charge).  The Hutchins facility shreds whole passenger and truck tires for disposal, and until 2007, produced tire derived fuel (or TDF).   During August 2007, our TDF operations ceased due to equipment damage on our TDF processing line.  We have not replaced this equipment.  From August 2007 through August 2008, we focused on removing and land filling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. In August 2008 the TCEQ gave our facility permission to re-commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee.  In early 2010, the Company worked with the City of Dallas on a project to provide approximately 10,000 tons of tire shreds from approximately 518,000 passenger/light truck tires for use as filler and cover material for the city’s landfill.  As a result, a number of tire shreds and stored waste tires at the facility were removed.  That project has been completed and the number of tires stored on the facility property has increased since we currently do not have a ready disposal source.  The Company has been finalizing arrangements to begin reselling “road worthy” used tires to the secondary market to create a second revenue center while it finalizes its evaluation of adding equipment and rolling stock to start the production of TDF sales thereby creating a third source of revenue. We did not produce TDF during 2009 or 2010.

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

Vista is evaluating various improvements for the production of tire derived fuel (TDF) for use as an alternative fuel in various industrial processes.

We did not replace our damaged TDF production line equipment due to low demand for TDF in 2008 through 2010.  TDF started to rebound as a high energy alternative fuel source in 2010.  In response, the Company has been focusing on strategies to rejuvenate its TDF business, including:

●
sale of its industrial site in Hutchins, Texas where its tire processing business is based to generate funding for TDF production, and a leaseback of a portion of that property, among other things, and

●	exploring the option of purchasing additional equipment and rolling stock to begin the production of TDF and recommencing sales to industrial customers.

The tire processing facility provides the Company experience in securing and processing significant supplies of alternative fuel feedstocks. The tire processing operations could be used to complement the Thermal Gasifier™ should the market economics improve in Texas.  This would enable the tire facility to produce revenue toward funding the development and deployment of the gasification technology in that market.

 Description of Thermal Gasifier™ Technology

The Company’s proprietary patented technology, the Thermal Gasifier™, is a horizontal multi-stage gasification system designed to efficiently convert various waste materials from industrial, commercial, residential and agricultural sources into clean energy while maintaining the most stringent Environmental Protection Agency (EPA) and European Union (EU) emission standards.

The Company’s Thermal Gasifier™ is a closed, continuous flow, multi-stage gasification module. The Thermal Gasifier™ is designed to efficiently convert hydrocarbon feedstock containing solids, such as tire-derived fuel (TDF), refuse-derived-fuel (RDF) from the municipal and industrial solid waste streams, municipal sewage sludge solids (MSS), wood waste, and agricultural waste primarily into:

●	a producer gas (Syngas) comprised primarily of hydrogen and carbon monoxide, and

●	a residual inert ash (approximately 10% by weight of the feedstock on average).

Most of the feedstock mentioned above requires some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weigh belts and air locks to ensure an accurately metered supply of fuel is introduced while limiting the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a Syngas, which is then drawn off to a separate chamber to be combusted at temperatures between 1500° to 2000° Fahrenheit.

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

Marketable Products

Waste-to-Energy

Thermal Gasifier™ based WTE system are capable of producing two classes of usable products:

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

Marketability of each usable product depends upon local demand for the front end waste processing, the back end energy commodity output and our ability to further process and distribute the products at competitive prices. We expect that these market demands will drive the configuration of the Thermal Gasifier™ in such a way as to maximize project profitability and will vary from location to location. As of the date of this report, no such projects are operational.

Tire Processing

Products from our tire processing operations include:

●
Tire derived fuel (TDF) from tire shreds.  As discussed above, we ceased producing TDF in August 2007 when our TDF production equipment was damaged.  We are currently considering the purchase of new equipment with the funds we expect to receive from the sale of our Hutchins, Texas property.

●	Filler and cover materials for landfills.

Market Opportunity

Waste to energy

In the WTE market a significant focus has been placed on the generation of electricity by the direct combustion of solid waste. This typically results in high levels of air pollution, most notably in high carbon dioxide emissions.  Alternatively, solid waste can be gasified and the Syngas produced can then be combusted to generate electricity efficiently and in a more environmentally friendly manner, specifically, much lower carbon dioxide emissions. The key market drivers are the cost of waste disposal and the price paid for the electricity generated. In many instances, unless the cost of waste disposal and price of electricity are high, the project will not be economically viable compared to traditional fossil fuel generating capabilities. We believe the optimal projects for our Thermal Gasifier™ will not be large centralized power production facilities, but smaller (1 to 50 megawatt) distributed power generation facilities either co-located with the waste generator and end user of the power, or located within a municipality and interconnected to the local electricity grid.

Opportunities also exist for sale of commodities other than electricity, which can offer higher profitability to a project.  While production of electricity is a mainstream technology, the necessary equipment can be quite expensive, particularly on a small scale.   To maximize the projects’ efficiencies, combined heat and power (CHP) can be used to increase project return on investment. In addition, our Thermal Gasifier™ has the flexibility to handle a variety of different solid hydrocarbon based waste materials which will allow us to identify projects that could not be handled by other technologies without considerable design modification and cost.

We expect the demand for the Thermal Gasifier™ technology for creating energy infrastructures or WTE facilities to develop and increase as traditional energy costs continue to rise. In industries with high energy demands such as chemical plants or refinery operations, grid blackouts or other service interruptions also drive the need for more reliable distributed power generation facility infrastructures that we can provide utilizing our Thermal Gasifier™ as a dedicated energy source.  Additionally, we expect the demand for waste processing to increase as environmental regulations increase and space constraints limit municipalities ability store carbon based waste.

 Tire Fuel Processing and Storage

We believe that the demand for our tire fuel processing and storage services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas/Ft. Worth metropolitan area and, at a future date, to obtain customers for TDF.

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

Management expects new emission regulations will be enacted reducing the percentage of waste tires used to fuel cement kilns in non-attainment, historically a material portion of Vista’s TDF sales. Management also expects that this will be offset by the increase in use by other industries that seek a high energy alternative fuel feedstock to that of traditional fossil fuels (i.e. oil and natural gas).  Management believes that as traditional fossil fuel costs increase the market for alternative fuels, such as TDF, will become more attractive substitutes.  Additionally, our Thermal Gasifier™ technology provides a viable method of utilizing waste tires, reducing landfill and stockpile accumulations while generating clean dependable energy in an environmentally friendly manner.

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

There are several distinct trends pulling our solution into the marketplace:

●	Increasing emphasis on climate change and the reduction of greenhouse gas emissions.

●	Increasing interest in alternative waste disposal options, rather than land filling and incineration.

●	The need to contain ever increasing energy costs driven by the dependence on fossil fuels.

The Thermal Gasifier™ is an ideal solution to these problems as it diverts waste from landfills, mitigates increasing costs associated with waste disposal, helps reduce our dependence on fossil fuels, and reduces carbon and greenhouse gas emissions.  The Company believes that a small scale pilot facility in the US could aid significantly in promoting mainstream acceptance for the technology.

As the market develops, we anticipate that the typical project will be a standalone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. Unlike most other gasification and pyrolysis systems on the market, the Thermal Gasifier™ can process virtually any hydrocarbon-based waste stream, and can switch from one feedstock to another, or mix waste streams with no change to the Thermal Gasifier™ performance.   This will allow us to process the highest value hydrocarbon-based waste available in an area, and give us the ability to switch or mix waste streams to increase our revenue per ton of waste. Vista will also be able to benefit from  contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns.

Tire Fuel Processing and Storage

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or they can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a tipping fee for accepting waste tires. We are exploring options to add new equipment to our tire fuel processing facility now that the TDF market is showing signs of recovery following the economic downturn, to re-enter the TDF market as discussed in more detail under the heading “General-Tire Processing Operation” above.

Research & Development

During 2010, we incurred approximately $56,000 in research and development salaries and benefits dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of  operations.  During 2010, we incurred approximately $31,500 for third party research and development services. We are engaged in continuous development and improvement of our Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy in 2004 through 2006, which utilized a second generation Thermal Gasifier™, particularly in regard to low grade fuels, which is described in more detail under the heading “Thermal Gasifier™ Operations” above, to redesign the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”.  We will require additional funding for these efforts to sustain our research and development efforts.  We hope that our plans to re-commence our TDF production operations will provide funding for these efforts but we cannot assure it will.  Alternatively, we will need to seek additional capital or debt financing.  If we are unable to obtain the needed funds, we may be forced to curtail or suspend research and development activity.

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

Competition

Waste-to-Energy

It is very difficult to compete on large scale utility electric generation against traditional fossil fuels on a price-per-KWh basis. Therefore we expect to compete within a broad spectrum of technologies on a smaller scale as the alternative energy industry continues to expand, including traditional solid waste burners, fluidized bed boilers, wind and solar technology and various forms of gasification and pyrolysis. We recognize that to be competitive, we must continue to expand the application and utilization of the Thermal Gasifier™ and couple it with other synergistic technologies such as power generation, pollutant controls and Material Recovery Facilities (MRF).  Historically, through 2006, 15 of our first generation and three of our second generation Thermal Gasifiers™ have been used to process refuse derived fuel (RDF) from municipal solid waste on a commercial scale, and have processed  most other hydrocarbon based waste streams on either a test or smaller scale.  However, there are currently no third generation Thermal Gasifiers™ operational from which to collect data or which are generating revenues.

Management believes that the modular nature of our systems will give us advantages in the configuration of plants, as well as the ability to effectively process various waste steam feedstocks as long as it meets our minimum fuel quality threshold, and convert the feedstocks to different end products.  The multi-fuel capabilities of the Thermal Gasifier™ will give it an advantage over most other systems, which we describe below, as it allows us to process the most valuable fuel in any given market and switch fuels to take advantage of price swings.  Scalability will allow us to increase a user’s energy output and waste reduction by adding additional Thermal Gasifiers™ as components to an existing waste-to-energy system, without the need for the user to add additional equipment such as extra turbines, boilers, or waste pelletizers.  Additionally, the emissions of our system meet EU and

EPA standards, and in our last emission test, did so without any effluent gas treatment other than particulate removal.  We believe that installation costs for the Thermal Gasifier™ will be at or below industry averages, and operating costs will feature a minimum of personnel needed to run the system and a low parasitic load.  The combination of these factors give us advantages over  traditional technologies such as incinerators or mass burners, which make up the majority of current waste to energy facilities and which are falling out of favor in most developed countries due to their inefficiencies and high greenhouse gas emissions.

While there are numerous examples of laboratory scale and pilot plant waste to energy operations, very few successful commercial scale facilities have been constructed to extract the energy contained in solid waste materials.

The technologies that compete with gasification fall within a few basic categories: incinerators/mass burners, pyrolysis units, plasma gasification, retorts and fluidized-bed reactors.

●
Incinerators/mass burners have been widely used to reduce the volume of material going to landfills or destroying material too hazardous to landfill. These represent more than 95% of the installed base of waste-to-energy extraction facilities. Almost all of these technologies convert raw waste streams by burning it in a heated air stream. Some of the units generate power and have some level of pollution control for the “exhaust gases”. Heat produced by this burning may be extracted by a boiler to generate electricity or it may be released directly into the environment. Most of the installed facilities are nearing the end of their useful lives and are not considered for replacement primarily due to the  emission levels of air pollution associated with this equipment as compared to competing technologies including gasification.

●
Plasma conversion uses electrically generated plasma to produce temperatures high enough to gasify solid fuels. The most successful version uses plasma to maintain a bath of molten iron in which the solid fuel is added. The fuel then gasifies and the produced gas is withdrawn to extract the heat energy. Plasma conversion has the potential to become a successful commercial technology and represents potential competition for our technology and gasification in general. Capital costs for plasma conversion are higher than gasification but are still competitive; however, the operating costs for this technology are significantly higher than our operating costs.

●
Retorts are vessels in which solid fuel is placed. The vessel is then heated until the synthesis gas is released and collected. The vessel is cooled, the remaining solid debris is removed and the process repeated. Retorts have been used in a number of industrial-scale applications, they are used as a batch process, and they are not economically, environmentally or technically competitive as free-standing or stand-alone units as compared to our Thermal Gasifier™ technology in the smaller scale commercial and municipal markets which we are targeting.

●
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

Gasification is significantly different from the competing technologies described above.  Gasification units such as the Thermal Gasifier™ heat solid material in an oxygen-starved environment where the gaseous components of the solid material are released. These gaseous components, or producer gases, retain the heat producing qualities of the solid material. The gas is then used to heat a boiler for steam, power an internal combustion engine or power a gas turbine. Gasifiers have become increasingly attractive as a means to cleanly convert most solid, hydrocarbon-based wastes into heat, steam, electricity and liquid transportation fuels. Fixed-bed gasification units are the most common type. Equipment selections downstream of the gasifier determine the products and co-products produced. Most of the earlier models gasified coal, wood waste and petroleum coke. Discarded tires, municipal solid waste, sludge and agricultural waste are now fuels of opportunity.

Gasification technology that could be considered competitive with our Thermal Gasifier™ technology is either:

●	used on larger-scale industrial level, a market on which we are not focused by companies, such as GE Biomass Solutions, and we do not expect to compete with these companies, or

●
fuel specific and less efficient, such as the technology of KMW Energy and Community Power Corporation, as compared to the multi-fuel capabilities and efficiency reflected in our testing of our Thermal Gasifier™.

Our intention is to promote the modular, scalable, fuel adaptable and clean emission attributes of our third generation Thermal Gasifier™   to compete for energy-from-waste business in the smaller-scale commercial and municipal markets with competitors who use other technologies and gasification technology.  Our competitors, however, may be established and have financial and marketing resources far greater than those available to us and may have greater application for large waste streams, such as municipal waste from large cities.

In industries with high energy demands, such as specialty gas plants, chemical manufacturing or refineries, we will compete with the local utilities, which provide traditional electrical power in addition to alternate power sources such as solar or wind power.

In industries with regulated waste disposal, we will compete with incinerators and waste management companies. In some cases, these solutions may provide lower cost waste disposal, but do not remove the emissions and/or pollutants from the environment. In many countries, solid waste is being stockpiled rather than placed into landfill sites. New landfill sites are extremely difficult to permit and in all situations, municipalities are looking for ways to reduce the volumes of waste going to landfill sites in order to extend their life.

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

Tire  Processing

While our tire processing operations competes with several local companies that are registered to collect and process waste tires in the Dallas/Ft. Worth market, we have a competitive advantage in that we have the only storage permit in the market area.  Being able to store waste tire material allows us to cover seasonal changes in the waste tire business and address opportunities for tire clean-ups in the State. The proximity of our facility to major highways and a large intermodal provides advantages over some of the local competitors for distribution of our off-take material (i.e. TDF).  The local competition will continue to negatively impact our tire processing revenues until we find a long-term sustainable use for the shredded waste tires.  Toward that end, the Company is evaluating improvements to the current operation for the production of TDF, as well as, reselling quality used tires to the secondary market.

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

Major Suppliers

Tire Processing Operation

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

Personnel

We have seven full time employees, three of which are located at our corporate offices in Denver, Colorado, and four of which, including one Business Manager, are located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Englewood office and at the tire processing facility as necessary based on volume of work. Additional personnel will be added at the tire processing facility if and when new equipment is purchased and operations are expanded. We anticipate that significant personnel additions will be required if we move forward on Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or the WTE business.

Government Approval / Environmental Laws and Regulation

Operation of a Thermal Gasifier™ and a tire processing facility are subject to a variety of federal, state, and local laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating our environmental compliance are the U.S. Environmental Protection Agency, Department of Environmental Quality and comparable regulatory agencies and departments in the states and foreign countries where we establish operations. Nationally, we are subject to the air quality programs under federal and state law.  For each project, we will be required to comply with applicable federal, state and local government approval (permitting) requirements where the project is domiciled, including, among other things, building, operating, and air quality permitting rules.

The rules relating to air quality permitting are generally the most onerous and it can take from 6 months to 12 months or more to obtain permits, depending on the state requirements.  Steps for obtaining air quality permits generally include:

●
An initial meeting with the applicable state’s Department of Environmental Protection (DEP) outlining the project and establishing the classifications which the project falls under, including any possible exemptions.

●
Submission of required data (typically independent emission reports and expected emission data for the prospective system, but also can include other items such as project layout,  other technologies employed, and natural resource usage).

●	Review by the state DEP with possible follow up requiring further data submission or clarification of submitted data
●	Approval or denial of permit.

Building permits generally have a minimal time component, and operating permits are generally granted within a short time of completion of the air quality permit, assuming proper filing procedures have been followed.  Timelines for each of these vary from state to state as well.  The Company is currently not involved in the permitting process in any state.

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

Available Information

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding the company. In addition, we provide easy access to these reports free of charge via our internet website,  www.vvit.us Information on our website is not part of this report.

We maintain a codes and policies page on our website, www.vvit.us. This page includes, among other items, the Vista International Technologies, Inc. Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors and the Vista International Technologies, Inc. Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior).

Glossary of Key Terms and Acronyms

Back end power system.  The components downstream from the gasification units which collectively generate electricity.

Biomass.  Any of a number of feedstock materials generated as agricultural waste or by-products.

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

Catalytic reduction.  A means of converting nitrogen oxides, also referred to as NOx, with the aid of a catalyst into diatomic nitrogen, and water in order to reduce NOx emissions.

Dioxin. Dioxins are among the most toxic substances known to man. Dioxins and other persistent organic pollutants (POPs) are subject to the Stockholm Convention obliging signatories to take measures to eliminate, where possible, and minimize where not possible to eliminate, all sources of dioxin. Dioxins are produced in small concentrations when organic material is burned in the presence of chlorine, whether the chlorine is present as chloride ions or as organochlorine compounds, so they are widely produced in many contexts. According to the most recent US EPA data the major sources of dioxin are:

●	Coal fired utilities

●	Metal smelting

●	Diesel trucks

●	Land application of sewage sludge

●	Burning treated wood

●	Trash burn barrels

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

Distributed power generation.  The process of using multiple smaller facilities rather than a single centralized facility for power generation.

Exhaust gas.  A gas emitted as a result of combustion of fuels.

Feedstock.  The carbon based fuel source used in the Thermal Gasifier.

Gasification.  A process in which feedstock is thermally decomposed at high temperatures in a low oxygen environment into syngas.

Hydrocarbon.  Any organic compound containing only hydrogen and carbon.

Inside the Fence.   A scenario in which the waste generator (our client) will be able to process waste in order to get the desired end products, and should have a potentially usable ash residue all on his own site.

Landfill cover.  Material used to conceal the daily municipal solid waste load at a landfill.

Leachate.  Liquid which forms at the bottom of a landfill site.

Municipal Sewage Sludge Solids (MSS). The solids accumulated during treatment of wastewater. MSS contains up to 8,000 btu/lb of energy on a dried basis and may be blended as a possible fuel for the Thermal GasifierMunicipal Solid Waste (MSW). MSW is more commonly known as trash or garbage and consists of everyday items such as product packaging, grass clippings, furniture, clothing, bottles, food scraps, newspapers, appliances, paint, and batteries. MSW is processed into refuse derived fuel (RDF) as a fuel for the Thermal Gasifier™.

Organic rankine cycle power generation.  A system of power generation similar to a steam turbine generator, but utilizing a liquid other than water to drive the turbine, allowing for power generation at lower operating temperatures.

Polychlorinated Biphenyls (PCB). PCBs are a class of organic chemical compounds which are persistent organic pollutants found in many waste streams that research has indicated are likely carcinogens. Further, improper or incomplete oxidation of PCBs may result in the formation of more toxic species such as dioxins and/or dibenzo furans.

Pyrolysis. A process in which a feedstock is thermally decomposed in the absence of oxygen, usually at elevated pressure.

Refuse Derived Fuel (RDF). A fuel produced by processing Municipal Solid Waste (MSW) to remove the inert materials, concentrating the hydrocarbon containing components, densifying and pelletizing into relatively uniform fuel pellets for ease of storage, handling and gasification and/or combustion.

Rolling stock.  Self propelled or pulled transportation equipment that moves on wheels.

Scrubbers. Apparatus for removing impurities, especially from gases.

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

Historically, before 2000 we sold approximately 15 first generation Thermal Gasifiers™, and we sold two second generation

Thermal Gasifiers™ in each 2002 and 2004.  We have not sold any have not generated any revenue from our current third generation Thermal Gasifier™.  We have tested our third generation Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to move forward with commercialization. During 2010 and 2009, we have continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency.  We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

Revenue and gross margin growth in our tire fuel processing operation is dependent on successful equipment maintenance, repair, upgrades and rejuvenating our TDF business.

Our business plan contemplates improvement in our tire processing operations which will require new equipment, repair and maintenance of existing equipment and increases in our workforce.   During August 2007, due to equipment damage, the facility ceased production of tire derived fuel (TDF) until the equipment could either be repaired or replaced.  The markets for our TDF began to decline during 2008 due to economic conditions, so we postponed the repair or replacement of the equipment.  In 2010 we found that the TDF market was beginning to rebound especially as oil prices rose. The Company decided that it would be an ideal time to re-enter the market and capture the revenues that could be generated from the sale of TDF. We are evaluating investing in new equipment to re-commence TDF production to coincide with the perceived market demand.

New equipment purchases, repair of existing equipment and increasing our workforce will require additional funding and is dependent upon us obtaining additional waste tire supply contracts and making the necessary facility improvements for starting the production and sale of TDF.  If the pending sale of our Hutchings, Texas industrial site closes, the Company intends to use some of the $1,348,000 proceeds for the TDF production improvements to re-enter the TDF market.  It is likely that the Company will need additional funding beyond the proceeds available from the land sale to implement its business plan. Historically, we have had limited customers for our TDF and we cannot assure that if we invest in new equipment we will be successful in  re-entering the TDF market and growing our TDF business.

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

●
Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  The liability for this is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

As a result of management’s efforts with Colliers International, the Company entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership in February 2011, to sell all of the approximate 27 acre industrial site for approximately $1,348,000 in cash.

We will concurrently enter into a lease with Brown to lease back approximately 12.5 acres of the property at closing to continue our tire processing business currently located on the property. The proposed lease terms include an initial 60 month lease term with mutually agreed-upon extensions and lease payments of approximately $675 per acre per month, subject to potential increases in the Consumer Price Index.  Under the proposed lease the first two years of rent amounting to approximately $203,000 is waived.

At the closing, a mechanics lien on the property filed by a contractor for $86,000 relating to services provided in October 2007 through April 2008 will be resolved.

There is also a deed of trust encumbering the property which was filed in April 2002 by Alternate Power, Inc.  Management believes that the Company has no liability or obligations to Alternate Power, and no liability or obligation to Alternate Power is reflected in the Company’s financial statements.  Alternate Power has not made any claim or demand against the Company for any debt owed.  The Company believes that Alternate Power is required to remove the deed of trust because the Company has no indebtedness or obligation to Alternate Power, and the Company believes that Alternative Power has no basis to maintain the deed of trust.  The Company has contacted Alternate Power and has requested that the deed of trust be removed.  The Company has not received Alternate Power’s accession to do so.  In the event that the Company is unable to obtain Alternate Power’s agreement to remove the deed of trust, it may be required to seek judicial intervention to address this.

The recorded amount of the land and land improvements was approximately $155,000 at December 31, 2010.

The closing of the sale is contingent on various closing conditions and deliveries, including deposit of earnest money, curing liens and encumbrances, Brown’s review of the physical and environmental condition of the property, transfer of necessary permits and licenses, satisfaction or resolution of existing encumbrances and liens,  satisfactory completion of customary due diligence and shareholder approval.

We lease approximately 1,500 square feet of office space for our corporate offices at 88 Inverness Circle East, Suite N-103 Englewood, Colorado. The present lease expires on December 31, 2012.

Our facilities are adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th Distric (Arapahoe County) by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On November 26, 2010, an amended judgment was entered against the Company for approximately $95,000.  This judgment is accruing interest (from the date of the judgment) at the rate of 8% per annum.  The Company believes it has entered into a settlement with the plaintiff/judgment creditor as follows:  Total settlement sum of $93,617, payable with a $15,445 down payment and installments of $3,000 a month with interest at the rate of 6% until the principal is paid in full.  The settlement also potentially involves the pledge of some Company stock as security for the payments. The terms of the above mentioned settlement were agreed to by e-mail correspondence between counsels.  However, at this time the plaintiff/judgment creditor is refusing to acknowledge and agree to the settlement.  A hearing on the Company’s Motion To Enforce Settlement Agreement is scheduled for May 20, 2011.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average Exercise price of Outstanding options, Warrants and rights		Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)		(c)
Equity compensation Plans approved by Security holders 1	0	0	2	20,000,000 shares of common stock 3

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

Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues for several years.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels.  We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “waste” and destined for disposal.  The recovery of energy from waste using our Thermal Gasifier™ diverts large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.  In addition to processing waste into clean energy, our technology has the capability to convert biomass into energy using various plant based materials as fuel.

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

Management’s Plans

The Company entered into a Purchase and Sale Agreement in February, 2011 to sell all of its interest in the approximate 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas.  The sale is subject to a variety of conditions, including shareholder approval.  The Company expects to net approximately $1,348,000 in cash from the sale.  The Company will concurrently lease back approximately 12.5 acres of the property at closing to continue the tire processing business currently located on the property, for a period of 60 months with extensions as may be mutually agreed to.  The proposed lease includes a waiver of the first two years of lease payments of approximately $203,000.

Management intends to use the proceeds from the property sale to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into Tire Derived Fuel (TDF).

The property is encumbered as an $800,000 deed of trust which was filed against the property by Alternate Power in April 2002.  Management does not believe that the Deed of Trust Secures any indebtedness or obligation to Alternate Power and is taking steps to have the Deed of Trust removed, as described in more detail in Part I of this report under Item 2 “Property” above.

The project is also subject to an $86,000 mechanics lien filed by a contractor relating to services provided in October 2007 through April 2008.  This lien will be resolved at the completion of the property sale.

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

Management considers the Thermal Gasifier™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, Texas facility to increase production and reduce operating costs, and expand sales to include used road-worthy truck and passenger tires to increase revenue and cash flow.  Management believes that improvement in all facets of Company operations will improve the Company’s ability to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

The Company continues to work closely with its outside consultant, Mustang Consulting, LLC, to advance its Thermal Gasifier™ technology.  Mustang along with third parties, is currently in the process of designing and fabricating an MFG-8 Thermal Gasifier™ which is a smaller version of our Thermal Gasifier™.  Once the fabrication of this Gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes.  Mustang and the third parties plan to co-market a smaller version of the Thermal Gasifier™ to take advantage of well established waste-to-energy markets within Italy.  The Company will receive a license fee at the rate of $50,000 per 16 MMBtu/Hr of thermal capacity for each unit that is placed into service.

We also continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology through build-own-operate agreements alone or through joint-venture relationships with strategic partners. We are looking to partner with companies producing a large hydrocarbon based waste stream, which are also in need of thermal and/or electrical energy. In our target markets, we target opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with “back end power” systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently advancing our discussions and working toward obtaining letters of intent from these entities.

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

Liquidity and Capital Resources

We had a cash balance of approximately $4,900 at December 31, 2010.  We expect that our current cash on hand and our current revenue levels will not be sufficient to sustain our current operations or plans.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding.  In the near future we are relying on the successful closing of the sale of our Hutchins property to provide cash to fund operations as described in more detail under the heading “Management’s Plans” above.  If it is unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

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

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $592,000.  The Company received a waiver of default on the notes and line of credit on March 22, 2011 which specifies that non-payment defaults will be waived until the earlier of the closing of the Company’s sale of its Texas industrial site, or June 30, 2011.  The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of December 31, 2010.  The maximum amount to be drawn under the line is $375,000.  However, subsequent to initial draws of approximately $100,000 in 2009, Mr. Strain has declined to provide additional funding under the line.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2010. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described below.

Management’s Conclusion
Management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2010 due to material weakness in internal control, which weaknesses resulted from the failure to maintain effective internal control over the financial reporting process to ensure the timely preparation of financial statements and financial data which is necessary for the preparation of the Company’s financial statements in accordance with U.S. GAAP. Specifically, we noted the following:

●
While there were internal controls and procedures in place that relate to financial reporting and the prevention of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act; specifically, we did not maintain adequate documentation of our internal control assessment, including risk matrices, internal control narratives and flowcharts, test results, etc.  We may not be able to fully remediate this material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

●
Due to the nature and size of the Company’s current operations, there is lack of segregation of duties in financial reporting.  This weakness was due to our lack of working capital to hire additional staff.  Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of a significant portion of the Company’s accounting and banking transactions and a single person with responsibility for processing cash disbursements and recording journal entries.  A single person is responsible for reviewing sales and cash receipts entry. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff.  We may not be able to fully remediate this material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

However, management believes that these material weaknesses did not materially impact the reliability of our financial statements.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and terms of office of our directors and executive officers as of April 13, 2011 are set forth in the following table:

Name	Age	Positions with Vista International Technologies

Bradley A. Ripps	35	Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)1

Thomas P. Pfisterer*	49	Director (former Chief Executive Officer) 2

Timothy D. Ruddy	39	Director

* Mr. Pfisterer is also a named executive officer for purposes of Section 16(a)

1 Mr. Ripps has been the Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) of the Company effective January 17, 2011.

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

Item 11. Executive Compensation.

The following table sets forth the compensation paid during the past two years to our chief executive officer (our principal executive officer and principal financial and accounting officer).  No executive officer’s remuneration exceeded $100,000 per year.  We did not pay any non-cash current compensation or long term compensation to our officers during the listed years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Thomas P. Pfisterer1	2009	—	—	—	—
	2010	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The following table sets forth, to the Company’s knowledge, based solely upon records available to it, certain information as of April 13, 2011 regarding the beneficial ownership of the Company’s shares of common stock by:

●	each person who we believe to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock,

●	each of the current directors,

●	each of the named executive officers listed in the summary compensation table, and

●	all of our current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Richard Strain 417 Manchester Road Poughkeepsie, New York 12603	55,350,493	1	48.2%

Timothy D. Ruddy 3885 Vale View Lane Mead, CO 80542	10,675,000	2	9.3%

Thomas Pfisterer 12 Croft Road, New Hartford, NY 13413	294,000	2	*

Brad Ripps 88 Inverness Circle East, Suite N-103 Englewood, CO 80112	—	2	—

All directors and executive officers as a group (3 persons)	10,969,000	3	9.6%

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

 On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company.  The loan agreement formalized the terms related to working capital funding provided by Mr. Ruddy beginning in the fourth quarter of 2008.  Mr. Ruddy has the option, at his discretion, to receive payment as follows:

●	repayment of principal and interest in cash;

●	conversion of outstanding amount without accrual of interest into the Company’s common stock based on the quoted market price of the stock at the dates loans were made;

●	any combination of cash and stock as described in (a) and (b)

As of December 31, 2010, that total was approximately $359,000 and accrued interest at December 31, 2010 was approximately $31,400.  The loan bears interest at 8% per annum, is secured by the Company’s assets, is due on demand, and is convertible into the Company’s common stock as described above.   Through April 5, 2011, Mr. Ruddy has loaned the Company an additional $64,000 under this agreement.

In December 2009, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of Vista’s required financial assurance in connection with its registration with the Texas Commission on Environmental Quality (TCEQ). This registration is required to enable us to operate our tire processing facility in Hutchins, Texas, and would be used for remediation in the event the Company liquidates and its facility closes.  Mr. Ruddy was not compensated for providing this collateral.

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 48.2% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit is required by December 31, 2011.  The line of credit is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  During 2010, an aggregate of approximately $138,000 of accrued interest under the line of credit and other Notes was converted into 2,765,493 shares of Vista common stock.  Approximately, $92,000 in principal is outstanding under the line of credit and Mr. Strain has declined to provide additional advances under the line of credit.  As of December 31, 2010, the Notes and the line of credit in the principal amount of approximately $592,000 were in default due to missed principal payments.   The Company received a waiver of default on the Notes and line of credit on March 22, 2011 which specifies that payment defaults will be waived until the earlier of the closing of the Company’s sale of its industrial site in Hutchins, Texas, or June 30, 2011.

Bradley A. Ripps began serving as the Company’s Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) effective January 17, 2011.  Mr. Ripps will receive annual compensation of $85,000. The Company and Mr. Ripps are currently negotiating the terms of an employment agreement but they have not been finalized.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership∆

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC ****

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi*****

10.3	Vista International Technologies, Inc. Equity Participation Plan*

10.4	Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ****

10.7	Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain∆

10.8	Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain∆

10.9	Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain∆

10.10	Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain∆

10.11	Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain∆

10.12	Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain∆

10.13	Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain∆

10.14	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18	Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”)∆

10.19	Continuation of Consulting and Services Agreement effective January 4, 2010∆

10.20	Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International∆

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)+++

21	Subsidiaries****

31.
Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.
Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

∆ Denotes document filed as an exhibit to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2010 and incorporated herein by reference.

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

Management considers the Thermal Gasifier™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include used whole truck and passenger tires to increase revenue and cash flow.  Management believes that improvement in all facets of Company operations will improve the Company’s ability to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

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

Mr. Ruddy has provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”) (See Note 9).

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

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”).  At December 31, 2010, the Company has approximately 10,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, we had been able to dispose of this material at a municipal landfill site that used the material as filter and bedding material. However, the landfill has recently transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs. As a result, tire inventory has increased without a ready disposal source..

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at December 31, 2010 and 2009) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 27, 2011 and December 10, 2011, respectively.   The Company’s certificate of deposit classified in restricted cash for $20,000 and personal assets of approximately $150,000 owned by Mr. Timothy Ruddy, a Director of the Company (See Note 6), respectively are held as collateral for these letters of credit.  The Company has no other asset retirement obligations.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: June 24, 2011	By:	/s/ Bradley A. Ripps
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bradley A. Ripps	Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)
Bradley A. Ripps		June 24, 2011

/s/ Thomas P. Pfisterer
Thomas P. Pfisterer	Director	June 24, 2011

/s/ Timothy D. Ruddy
Timothy D. Ruddy	Director	June 24, 2011