Form 10-Q/A
period 2011-03-31
Vista International Technologies Inc
filed 2011-06-28
CIK 1096939

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on May 20, 2011:

•
To revise disclosure in the following items to make the disclosure in this report consistent with the revised disclosure in our Annual Report on Form 10-K/A Amendment No. 2.  The changes include the following:

•	Part 1 Item 1 Condensed Financial Statements – Unaudited, in the following Notes to Unaudited Interim Consolidated Financial Statements:

o      Note 1 Significant Accounting Policies and Nature of Operations, under the heading “Description of Business”.
o      Note 3 Related Party Transactions, under the heading “Notes Payable – related party”.
o      Note 5 Commitments and Contingencies, under the headings “Encumbrances on Company Assets” and “Environmental Liability”.

•	Under Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings:

o      “Forward Looking Statements”
o      “Business Description”
o      “Management’s Plan”
o      “Liquidity and Capital Resources”
o      Part I Item 4 Controls and Procedures, under the heading “Evaluation of Disclosure Controls andProcedures”.

•	To revise the list of Exhibits under Part II Item 6 Exhibits to reference only the exhibits required under Regulation S-K Item 601(a)(4).

For the convenience of the reader, this Amendment No. 1 on Form 10-Q/A restates the original filing in its entirety, but amends Part I Items 1, 2 and 4, and Part II Item 6, of the original filing in the manner described above.  All other information included in the original filing remains unchanged.  In addition, in accordance with Rule 12b-15 under the Exchange Act, new certifications by our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) are filed as exhibits to this Amendment No. 1 on Form 10-Q/A.

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

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon-based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities. Currently, the Company does not have any Thermal Gasifiers in operation.

In February 2011, the Company entered into a Purchase and sales agreement to sell all of its interest in the approximately 27-acre industrial site it owns at 1323 Fulghum Rd.in Hutchins, Texas. The sale is subject to a variety of conditions, including shareholder approval (see note 5).

The Company is to concurrently lease back approximately 12.5 acres of the property to continue the tire processing business currently located on the property.

The Company expects to receive proceeds of approximately $1,348,000 in cash, which is net of the first two years of lease payments of approximately $203,000 under the proposed lease.  Management intends to use the net proceeds to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into tire derived fuel (“TDF”), thereby establishing a new revenue stream.  Management estimates that the sale leaseback and related modification of operations will result in an increase in revenue, gross margin and cash flow beginning in 2012.

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

In December of 2009, Mr. Ruddy provided a $150,000 Certificate of Deposit as part of Vista’s required financial assurances in connection with its registration with the Texas Commission on Environmental Quality (TCEQ) for the operation of its tire processing facility in Hutchins, Texas, for remediation in the event the Company liquidates and its facility closes.  The Company paid no compensation or other consideration for this.

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
(unaudited)

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2011, the Company has approximately 12,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July 2010, we had been able to dispose of this material at a municipal landfill site that used the material as filter and bedding material. However, the landfill has recently transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs. As a result, tire inventory has increased without a ready disposal source.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” relating to our business or operations because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made., We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, or “continue” or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements.

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

Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels.  We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “waste” and destined for disposal.  The recovery of energy from waste using our Thermal Gasifier™ will divert large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.  In addition to processing waste into clean energy, our technology has the capability to convert biomass into energy using various plant based materials.

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.

At March 31, 2011, the Company had approximately 12,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  Through July, 2010 we had been able to dispose of this material at a municipal landfill site.  However, the landfill has recently transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs.  As a result, tire inventory has increased without a ready disposal source.

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

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities. Currently, the Company does not have any Thermal Gasifiers in operation.

In February 2011, the Company entered into an agreement to sell all of its interest in the approximate 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas.  The sale is subject to a variety of conditions, including, among others, shareholder approval.  The Company expects to net approximately $1,348,000 in cash from the sale. The Company will concurrently lease back approximately 12.5 acres of the property at closing to continue the tire processing business currently located on the property, for a period of 60 months with extensions as may be mutually agreed to. The proposed lease includes a waiver of the first two years of lease payments of approximately $203,000.

Management intends to use the proceeds from the property sale to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into Tire Derived Fuel (“TDF”).

The property is encumbered by an $800,000 deed of trust which was filed against the property by Alternate Power in April 2002.  Management does not believe that the Deed of Trust Secures any indebtedness or obligation to Alternate Power and is taking steps to have the Deed of Trust removed, as described in more detail in Part I of this report under Item 2 “Property” above.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)  concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K/A Amendment No. 2 for fiscal year ended December 31, 2010. As of March 31, 2011, we had not completed the remediation of these material weaknesses described under Item 9A of our Annual Report.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership****

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

31.
Certification of Interim Chief Executive Officer  (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.
Certification of Interim Chief Executive Officer  (principal executive officer and principal financial and accounting officer)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: June 28, 2011	By:	/s/ Bradley A. Ripps
Bradley A. Ripps
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)