Form 10-K/A
period 2010-12-31
Vista International Technologies Inc
filed 2011-08-05
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011, our Amended Annual Report on Form 10-K/A Amendment No. 1 for that year as filed with the Commission on May 9, 2011, and our Amended Annual Report on Form 10-K/A Amendment No. 2 for that year as filed with the Commission on June 24, 2011, in response to comments from the Securities and Exchange Commission, to revise disclosure under the headings “Forward Looking Statements”, “Item 1-“Business”, “Item 2-Properties”, “Item 4-Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, “Item 9A-Controls and Procedures”, and “Item 13 Certain Relationships and Related Transactions and Director Independence”.

For the convenience of the reader, this Amendment No. 3 on Form 10-K/A restates the original and amended filing in its entirety, but amends Items 1, 2, 4, 9A and 13 and the signature page of the original filing, as previously amended, in the manner described above.  All other information included in the original filing as previously amended and restated remains unchanged.  In addition, in accordance with Rule 12b-15 under the Exchange Act, new certifications by our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) are filed as exhibits to this Amendment No. 3 on Form 10-K/A.

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

During 2010, we made further advances in the design of our third generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our engineering and operating experience gained from our efforts to implement a functioning WTE facility in Cologna-Veneta Italy between 2004 and 2006. In that project, the Company hired and worked in conjunction with a team of engineers from Merrick and Company to start-up and undergo performance testing for two of our second generation Thermal Gasifiers™.  During the start-up and commissioning of the Cologna-Veneta WTE plant in 2004, it was determined that the facility could not meet the contractual fuel specifications of our Thermal Gasifiers™ primarily because the facility did not have fuel preparation equipment to improve the quality of the available fuel feedstock.  The use of inferior grade fuel resulted in the Thermal Gasifiers™ producing only half of the rated output on each gasifier (1.5MW versus 3MW each).  As a result these Thermal Gasifiers™ were not considered to be financially successful.  The Thermal Gasifiers™ at the Cologna-Veneta facility operated between 2004 and 2006 until the project went into receivership.  The experience from this project has provided the Company with data to implement design revisions toward more fuel flexibility and improved efficiency.  These benefits include, among others, adaptations in fuel handling, fuel preparation, tuning, airflow, emissions, and variations in the fuel feedstocks provided data to support a broader compatibility of fuel type and quality, while increasing efficiency.

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

Most of the feedstock mentioned above requires some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Resultant pellets will have a BTU value of between 5,000 and 15,000 BTUs. The Thermal Gasifier is designed to produce a consistent energy stream output as required by the end user’s needs.   In order to maintain consistent energy output, the amount of fuel input is adjusted.  The higher the BTU value of the fuel, the less fuel input is required for the requisite energy output.  Feedstock pellets with a BTU value of less than approximately 5,000 BTUs will not meet our minimum quality requirements to be usable as fuel for the Thermal Gasifier.  Different types of fuel feedstock will provide different levels of BTUs. For example TDF has a 15,000 BTU value, RDF has an 8,000 BTU value and MSW can vary with an average BTU value between 5,000 to 8,000 BTUs per pellet.

Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weight belts and air locks to ensure an accurately metered supply of fuel is introduced while limiting the introduction of atmospheric air. The fuel is distributed on a moving belt which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a Syngas, which is then drawn off to a separate chamber to be combusted at temperatures between 1500° to 2000° Fahrenheit.  The type and quality of the waste stream feedstock will affect the BTU value of the fuel and therefore the processing efficiency, as well as the amount of fuel input needed to generate the targeted energy output.

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

Marketability of each usable product depends upon local demand for the front end waste processing and the back end energy commodity output, the type and quality (pellet BTU value) of the available waste stream feedstock, and our ability to further process and distribute the products at competitive prices. We expect that these market demands will drive the configuration of the Thermal Gasifier™ in such a way as to maximize project profitability and will vary from location to location. As of the date of this report, no such projects are operational.

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

Based on our experience with the performance of our previous first and second generations of our Thermal Gasifiers, and the anticipated performance from the redesign improvements of our current Thermal Gasifer that we are currently implementing as discussed under the heading “Research & Development” below, management believes the Thermal Gasifier will be an ideal solution to the concerns listed above. We expect that use of our Thermal Gasifiers will:

●	divert waste from landfills,
●	mitigate increasing costs associated with waste disposal,
●	help reduce dependence on fossil fuels, and
●	reduce carbon and greenhouse gas emissions.

The Company believes that a small scale pilot facility in the US could aid significantly in promoting mainstream acceptance for the technology.

As the market develops, we anticipate that the typical project will be a standalone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. Unlike most other gasification and pyrolysis systems on the market, the Thermal Gasifier™ can process virtually any hydrocarbon-based waste stream, and can switch from one feedstock to another, or mix waste streams depending upon the specifications of a project, as in if fuel needs to be disposed of or used efficiently. Given that the Thermal Gasifier processes waste and generates energy, any given project can balance the need to maximize waste input or minimize fuel usage. Waste generators could use lower BTU feedstock to maximize waste disposal, while projects requiring feedstock to be purchased could use higher BTU feedstock to minimize fuel usage: the btu/lb value of a particular feedstock (waste stream) will determine the quantity (lbs) of such feedstock that is required for input into the gasifier to attain the desired energy output. For illustration purposes consider two different feedstocks: RDF (8,000 btu/lb) and TDF (15,000 btu/lb).  Due to the difference in btu/lb value, we would need significantly fewer pounds of TDF input than either RDF input or a combination of RDF and TDF input to attain the desired energy output. Thus the Thermal Gasifier’s feedstock processing flexibility will allow us to process the most economical hydrocarbon-based waste available to the specific project.. Vista will also be able to benefit from contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns.

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

Research & Development

During 2010, we incurred approximately $56,000 in research and development salaries and benefits dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of  operations.  During 2010, we incurred approximately $31,500 for third party research and development services. We are engaged in continuous development and improvement of our Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy in 2004 through 2006, which utilized a second generation Thermal Gasifier™, particularly in regard to low grade fuels, which is described in more detail under the heading “Thermal Gasifier™ Technology and Operations” above, to redesign the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”.  We will require additional funding for these efforts to sustain our research and development efforts.  We hope that our plans to re-commence our TDF production operations will provide funding for these efforts but we cannot assure it will.  Alternatively, we will need to seek additional capital or debt financing.  If we are unable to obtain the needed funds, we may be forced to curtail or suspend research and development activity.

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

Based on the Company’s historical sales of our first and second generation Thermal Gasifiers™, we expect to compete in our target markets primarily based on the following criteria:

●	Capacity (both fuel input and energy output)
●	Operational efficiency and performance
●	Types of feedstock processed
●	Modular nature and scalability of our systems
●	Environmental compliance
●	Price
●	Operating Costs

Management believes that the modular nature of our systems will give us advantages in the configuration of plants, as well as the ability to effectively process various waste stream feedstocks as long as it meets our minimum fuel quality threshold (approximately 5000 BTUs in value), and convert the feedstocks to different end products.  The multi-fuel capabilities of the Thermal Gasifier™ will give it an advantage over most other systems, which we describe below, as it allows us to process the most valuable fuel in any given market and switch fuels to take advantage of price swings.  Scalability will allow us to increase a user’s energy output and waste reduction by adding additional Thermal Gasifiers™ as components to an existing waste-to-energy system, without the need for the user to add additional equipment such as extra turbines, boilers, or waste pelletizers.  Additionally, the emissions of our system meet EU and EPA standards, and in our last emission test, did so without any effluent gas treatment other than particulate removal.  We believe that installation costs for the Thermal Gasifier™ will be at or below industry averages, and operating costs will feature a minimum of personnel needed to run the system and a low parasitic load.  The combination of these factors give us advantages over  traditional technologies such as incinerators or mass burners, which make up the majority of current waste to energy facilities and which are falling out of favor in most developed countries due to their inefficiencies and high greenhouse gas emissions.

We are unable to predict if the market will determine that our Thermal Gasifiers™ have competitive advantages in any or all of the categories described above.  Additionally, new developments by our competitors in gasification or competing technologies could adversely affect our perceived competitive advantages and anticipated competitive position.

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

Gasification technology that could be considered competitive with our Thermal Gasifier™ technology is either:

●	used on larger-scale industrial level, a market on which we are not focused, by companies, such as GE Biomass Solutions, and we do not expect to compete with these companies, or

●
fuel specific and less efficient, such as the technology of KMW Energy and Community Power Corporation, as compared to the multi-fuel capabilities and efficiency reflected in our testing of our Thermal Gasifier™.

Our intention is to promote the modular, scalable, fuel adaptable and clean emission attributes of our third generation Thermal Gasifier™   to compete for energy-from-waste business in the smaller-scale commercial and municipal markets with competitors who use other technologies and gasification technology.  The Company’s target market includes operations requiring between one megawatt to three megawatts of power and wanting to process approximately 20 to 30 tons of waste stream feedstock per megawatt of power required.

As the Company looks to re-enter the market place we recognize that our competitors may have significant advantages. Most of our competitors are more established than us, while we are positioning ourselves to re-enter the market, and most of them have greater market recognition than we do. Most of our competitors have financial and marketing resources far greater than those available to us, and some will have greater application for large waste streams, such as municipal waste from large cities.

We expect that in industries with high energy demands, such as specialty gas plants, chemical manufacturing or refineries, we will compete with the local utilities, which provide traditional electrical power in addition to alternate power sources such as solar or wind power.

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

During 2010, we did not have any customers for our Thermal Gasifier™ business. We are currently seeking to enter into letters of intent with potential customers, but do not have any letters of intents or contracts to provide Thermal Gasifiers™ to any users.

In order to obtain contracts or to perform contracts for Thermal Gasifier projects which we may receive in the future, the Company will likely require significant capital infusion or project financing. In some cases, customers may provide funding; however we cannot predict the extent that they will, if at all. If customers do not provide the necessary funding, the Company will have to pursue outside capital resources on a project-by-project basis. In the recent past, the Company has only raised funds from related party sources, and we do not have any indication that any needed funding, either in the form of equity or debt financing, will be available to us from those sources or from outside sources in the future. If we need funding to enter into or perform under any contracts that may be available to us in the future and are unable to obtain it, we may be unable to enter into the contracts, or be unable to meet our performance obligations under contracts that we enter into. This would significantly impede our efforts to re-enter the market and would have a material adverse effect on our business prospects.

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

●	Review by the state DEP with possible follow up requiring further data submission or clarification of submitted data.
●	Approval or denial of permit.

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

Municipal Sewage Sludge Solids (MSS). The solids accumulated during treatment of wastewater. MSS contains up to 8,000 btu/lb of energy on a dried basis and may be blended as a possible fuel for the Thermal Gasifier.

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

Encumbrances on Company Assets may result in a delay or inability to sell the Company’s Texas facility

The following encumbrances existed on the Company’s Hutchins, Texas property as of December 31, 2010:

●
$800,000 Deed of Trust filed April 23, 2002 by Alternate Power, Inc.  This lien should have been removed when our business relationship with Alternate Power was terminated in June 1, 2005.  Inadvertently however, it was not removed. This encumbrance was released by Alternate Power on June 29, 2011 without consideration and a lien release was recorded to remove this encumbrance. Accordingly, this deed of trust is no longer a lien on the property

●
A mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  The liability for this is included in accounts payable and accrued liabilities in the consolidated balance sheets.  This lien is set to expire by operation of law on August 2, 2011 if not renewed by the contractor.  The Company has been advised that there is a time lag in the posting of recordings in the Warren County records, and accordingly, the Company is unaware at this time if the Mechanic’s lien has expired or has been renewed. If it has been renewed, the obligation underlying the lien will be paid at time that we close our pending sale of our Hutchins Texas land and facility.  If it was not renewed, the lien will have expired and will not be a lien on the property or an impediment to the closing.

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

As a result of management’s efforts with Colliers International, the Company entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership in February 2011, to sell all of the approximate 27 acre industrial site for approximately $1,348,000 in cash (subject to an $86,000 reduction if we have to pay off an $86,000 mechanics lien as described in more detail in this section below).

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

A Mechanic’s lien was filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  The liability for this is included in accounts payable and accrued liabilities in the consolidated balance sheets.  This lien was set to expire by operation of law on August 2, 2011 if not renewed by the contractor.  The Company has been advised that there is a time lag in the posting of recordings in the Warren County records, and accordingly, the Company is unaware at this time if the Mechanic’s lien has expired or has been renewed. If it has been renewed, the obligation underlying the lien will be paid at time that we close our pending sale of our Hutchins Texas land and facility. In that event, we will receive approximately $1,262,000 in sale proceeds, net of liens and encumbrances.  If it is not renewed, the lien will have expired and will not be a lien on the property or an impediment to the closing.

There was also a Deed of Trust encumbering the property which was filed in April 2002 by Alternate Power, Inc. This encumbrance should have been removed when the business relationship with Alternate Power was terminated in June 1, 2005.  Inadvertently, however, it was not removed.  On June 29, 2011 Alternate Power released this lien without consideration, and a lien release was recorded to remove this encumbrance. Accordingly, this deed of trust is no longer a lien on the property.

The Company had no liability or obligations to Alternate Power during or after the periods reflected in the Company’s financial statements in this report, and no liability or obligation to Alternate Power is reflected in the Company’s financial statements.

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

Item 3. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On November 26, 2010, an amended judgment was entered against the Company for approximately $95,000.  This judgment is accruing interest (from the date of the judgment) at the rate of 8% per annum.  The Company believed it had entered into a settlement regarding the judgment with the plaintiff/judgment creditor.  The terms of the settlement were agreed to by e-mail correspondence between counsels.  However, the plaintiff/judgment creditor refused to acknowledge and agree to the settlement.  On July 12, 2011, the Court entered an order enforcing the settlement which calls for an upfront payment of $15,445 on July 22, 2011 and subsequent payments of $3,000 per month beginning August 1, 2010.  The total amount to be paid by the Company, including interest of 6% per year on the unpaid balance will total approximately $98,700.  The case will be dismissed upon completion of the Company’s payment obligations.

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

The property was encumbered by an $800,000 deed of trust which was filed against the property by Alternate Power in April 2002.  The Deed of Trust should have been removed when the company’s business relationship with Alternate Power was terminated in June 1, 2005 since the Deed of Trust did not secure any indebtedness or obligation to Alternate Power.  Inadvertently however, it was not removed.  On June 29, Alternate Power released this lien without consideration and a lien release was recorded to remove this encumbrance. Accordingly, this deed of trust is no longer a lien on the property.

The property is also subject to a mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  The liability for this is included in accounts payable and accrued liabilities in the consolidated balance sheets.  This lien was set to expire by operation of law on August 2, 2011 if not renewed by the contractor. The Company has been advised that there is a time lag in the posting of recordings in the Warren County records, and accordingly, the Company is unaware at this time if the Mechanic’s lien has expired or has been renewed. If it has been renewed, the obligation underlying the lien will be paid at time that we close our pending sale of our Hutchins Texas land and facility.  In that event, we will receive approximately $1,262,000 in sale proceeds, net of liens and encumbrances.   If it was not renewed, the lien will have expired and will not be a lien on the property or an impediment to the closing.

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

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $592,000.  The Company received a waiver of default on the notes and line of credit on June 30, 2011 which specifies that non-payment defaults will be waived until the earlier of the closing of the Company’s sale of its Texas industrial site, or August 31, 2011.  Mr. Strain did not receive any consideration in exchange for his waiver of default. The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of December 31, 2010.  The maximum amount to be drawn under the line is $375,000.  However, subsequent to initial draws of approximately $100,000 in 2009, through June 2011, Mr. Strain had declined to provide additional funding under the line. In July of 2011, Mr. Strain advanced an additional $50,000 under this line of credit. Since we are currently in default, we cannot assure Mr. Strain will advance any additional funds if we request additional advances.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Discussion about the employment terms of our current Interim Chief Executive Officer, Bradley Ripps, is included under Item 13 “Certain Relationships and Related Transactions and Director Independence.”

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

 On August 3, 2009, the Company entered into a loan agreement with Mr. Timothy D. Ruddy, a Director of the Company.  The loan agreement formalized the terms related to working capital funding provided by Mr. Ruddy beginning in the fourth quarter of 2008.  Mr. Ruddy has the option, at his discretion, to receive payment as follows:

●	repayment of principal and interest in cash;

●	conversion of outstanding amount without accrual of interest into the Company’s common stock based on the quoted market price of the stock at the dates loans were made; or

●	any combination of cash and stock as described in (a) and (b).

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

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 48.2% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit is required by December 31, 2011.  The line of credit is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  During 2010, an aggregate of approximately $138,000 of accrued interest under the line of credit and other Notes was converted into 2,765,493 shares of Vista common stock.  Approximately, $92,000 in principal is outstanding under the line of credit and Mr. Strain has declined to provide additional advances under the line of credit.  As of December 31, 2010, the Notes and the line of credit in the principal amount of approximately $592,000 were in default due to missed principal payments.   The Company received a waiver of default on the Notes and line of credit on March 22, 2011 from Mr. Strain without consideration which specifies that payment defaults will be waived until the earlier of the closing of the Company’s sale of its industrial site in Hutchins, Texas, or August 31, 2011.

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

/s/ GHP Horwath, P.C.

Denver, Colorado
April 15, 2011

Vista International Technologies, Inc. Consolidated Balance Sheets As of December 31, 2010 and 2009

	2010	2009
ASSETS

Current assets:
Cash	$4,901	$20,444
Accounts receivable, net	5,783	51,871
Other receivables	52,388	—
Prepaid expenses	42,861	14,791
Restricted cash	20,000	29,757
Total current assets	125,933	116,863

Deposits	1,896	11,431
Property and equipment, net	280,667	345,860
Intangibles, net	32,928	30,916

Total assets	$441,424	$505,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,554,952	$1,218,697
Accrued compensation and payroll liabilities	622,021	624,552
Accrued interest	89,304	153,375
Notes payable - related parties	403,600	168,400
Notes payable - stockholder	592,752	592,752
Notes payable and capital lease, current portion	72,827	102,302

Total current liabilities	3,335,456	2,860,078

Notes payable and capital lease, less current portion	10,887	16,713

Total liabilities	3,346,343	2,876,791

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 114,719,553 and 106,841,764 shares issued and outstanding at December 31, 2010 and 2009, respectively	114,720	106,844
Additional paid-in capital	62,515,471	62,171,362
Common stock to be issued	10,800	32,000
Accumulated deficit	(65,545,910)	(64,681,927)
Total stockholders’ deficit	(2,904,919)	(2,371,721)

Total liabilities and stockholders’ deficit	$441,424	$505,070

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

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(863,983)	$(347,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,422	172,984
Stock issued for services	92,511	82,465
Allowance for bad debt	2,760	1,765
Impairment loss	—	35,162
Environmental remediation expense (recovery)	41,122	(207,712)
Gain on disposal of property and equipment	(13,397)	(1,000)
Gain on extinguishment of liabilities	(71,481)	(175,443)
Changes in assets and liabilities:
Accounts receivable, net	43,327	(48,993)
Prepaid expenses	(28,069)	6,740
Other receivables, deposits and restricted cash	(33,095)	3,401
Accounts payable and accrued expenses	392,724	204,027
Net cash used in operating activities	(324,159)	(274,585)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	(91,773)	(10,613)
Proceeds from insurance claim and sale of equipment	25,040	1,000
Net cash used in investing activities	(66,733)	(9,613)

Cash flows from financing activities:
Payments on debt	(9,851)	(56,456)
Payments on related party notes	(10,000)	—
Proceeds from issuance of common stock	100,000	129,000
Proceeds from notes payable and capital leases	50,000	—
Proceeds from related party notes	245,200	218,400
Net cash provided by financing activities	375,349	290,944

(Decrease) Increase in cash	(15,543)	6,746

Cash at beginning of period	20,444	13,698

Cash at end of period	$4,901	$20,444

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,000	$6,572

Non-cash investing and financing activities:

Issuance of common stock for accrued interest on notes payable - stockholder	$138,274	$—
Property and equipment purchased with debt	$—	$28,249
Property and equipment purchased in exchange for accounts payable	$18,680	$—
Asset repossession by lienholder	$48,568	$—

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

Management also intends to focus the Company’s resources in the following areas:

●	Thermal Gasifier™ engineering design and deployment,

●	Maximizing value from the Hutchins, Texas tire processing and storage facility,

●	Development of project based opportunities, and

●	Attracting strategic investment.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date.   The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then ranks the estimated fair values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (FASB) as follows:

●	Level 1, defined as observable inputs, such as quoted prices in active markets.

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

(b)	conversion of outstanding amount without accrual of interest into the Company’s common stock based on the quoted market price of the stock at the dates loans were made; or

(c)	any combination of cash and stock as described in (a) and (b).

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: August 5, 2011	By:	/s/ Bradley A. Ripps
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bradley A. Ripps	Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)
Bradley A. Ripps		August 5, 2011

/s/ Thomas P. Pfisterer
Thomas P. Pfisterer	Director	August 5, 2011

/s/ Timothy D. Ruddy
Timothy D. Ruddy	Director	August 5, 2011