Form 10-Q
period 2011-06-30
Vista International Technologies Inc
filed 2011-08-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2011; or

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

As of July 31, 2011, Vista International Technologies, Inc. had outstanding 117,392,705 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements - Unaudited

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	$45,723	$4,901
Accounts receivable, net	1,624	5,783
Other receivables	-	52,388
Prepaid expenses	27,797	42,861
Restricted cash	20,000	20,000
Total current assets	95,144	125,933

Deposits	11,896	1,896
Property and equipment, net	268,480	280,667
Intangible assets, net	30,068	32,928

Total assets	$405,588	$441,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,740,694	$1,554,952
Accrued compensation and payroll liabilities	621,374	622,021
Accrued interest	136,238	89,304
Notes payable - related parties	570,823	403,600
Notes payable - stockholder	592,752	592,752
Notes payable and capital lease, current portion	80,862	72,827
Total current liabilities	3,742,743	3,335,456

Other liabilities	53,100	-
Notes payable and capital lease, less current portion	-	10,887
Total liabilities	3,795,843	3,346,343

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized;
117,392,705 and 114,719,553 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	117,393	114,720
Additional paid-in capital	62,603,151	62,515,471
Commmon stock to be issued	-	10,800
Accumulated deficit	(66,110,799)	(65,545,910)
Total stockholders' deficit	(3,390,255)	(2,904,919)

Total liabilities and stockholders' deficit	$405,588	$441,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$123,618	$123,479	225,770	$341,548

Cost of revenue	114,296	106,976	191,447	217,153

Environmental remediation expense	124,966	5,697	186,984	5,697

Gross (loss) profit	(115,644)	10,806	(152,661)	118,698

Operating expenses:
Selling, general and administrative expenses	160,958	284,587	342,154	503,408
Litigation settlement costs	-	92,604	-	92,604

Total operating expenses	160,958	377,191	342,154	596,012

Loss from operations	(276,602)	(366,385)	(494,815)	(477,314)

Other income (expense):
Other income	5,857	593	5,857	50,361
Gain on extinguishment of liabilities	-	6,950	-	71,481
Interest expense	(43,620)	(14,552)	(75,931)	(32,390)
	(37,763)	(7,009)	(70,074)	89,452

Net loss	$(314,365)	$(373,394)	$(564,889)	$(387,862)

Net loss per share, basic and diluted	*	*	*	*

Weighted average number of common shares outstanding	114,807,679	111,455,093	114,763,859	109,161,172

* less than ($0.01) per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(564,889)	$(387,862)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	24,781	71,703
Common stock issued for services	79,553	43,207
Other income	-	13,176
Allowance for bad debt	-	2,400
Environmental remediation expense	186,984	5,697
Gain on sale of property and equipment	(1,000)	(593)
Gain on extinguishment of liabilities	-	(71,481)
Changes in operating assets and liabilities:
Accounts receivable, net	4,159	45,546
Prepaid expenses	15,064	558
Restricted cash and other assets	48,388	3,876
Accounts payable and accrued liabilities	106,370	115,212
Net cash used in operating activities	(100,590)	(158,561)

Cash flows from investing activities:
Purchases of property and equipment	(9,734)	(79,322)
Proceeds from sale of property and equipment	-	1,500
Net cash used in investing activities	(9,734)	(77,822)

Cash flows from financing activities:
Payments on debt	(2,854)	(7,116)
Payment on related party notes	-	(10,000)
Proceeds from issuance of common stock	-	95,000
Proceeds from related party notes	154,000	155,000
Net cash provided by financing activities	151,146	232,884

Net increase (decrease) in cash	40,822	(3,499)

Cash at beginning of period	4,901	20,444

Cash at end of period	$45,723	$16,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,500	$-

Non-cash investing and financing activities:

Accounts payable paid by director - increase in notes payable - related parties	$13,223	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $565,000 and used net cash in operating activities of approximately $101,000 for the six months ended June 30, 2011, has a working capital deficiency of approximately $3.7 million and an accumulated deficit of approximately $66.1 million at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the six months ended June 30, 2011, the Company received proceeds of approximately $167,000, including direct payment of Company expenses of approximately $13,000 from a related party.  Subsequently, through August 12, 2011, we received additional proceeds of approximately $12,000 in the form of direct payment of Company expenses by this related party resulting in an increase in notes payable-related parties.  In July 2011, the Company received an advance of $50,000 under the Stockholder Line of Credit. (See Note 3).  We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
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

In February 2011, the Company entered into a Purchase and Sales agreement (the “Sales Contract”) to sell all of its interest in the approximately 27-acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas. The sale is subject to a variety of conditions, including environmental compliance, elimination of encumbrances and shareholder approval and, accordingly, there is no assurance that the sale can be closed in a timely manner, if at all.

On July 7, 2011, the Sales Contract was amended to extend the feasibility period (defined as the period through which the buyer shall have the right to investigate and inspect the property to determine whether or not the property is suitable for its intended use) to September 13, 2011.

The Company is to concurrently lease back approximately 12.5 acres of the property to continue its tire processing business currently located on the property.

The Company expects to receive proceeds of approximately $1,348,000 in cash (subject to an $86,000 reduction if we have to settle the $86,000 mechanics lien (see Note 5)), which is net of the first two years of lease payments of approximately $203,000 under the proposed lease.  Management intends to use the net proceeds to repay certain liabilities and purchase additional equipment to process waste tires into tire derived fuel (“TDF”), thereby establishing a new revenue stream.  Management estimates that the sale leaseback and related TDF business expansion plans will result in an increase in revenue, gross margin and cash flow beginning in 2012.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities and is currently negotiating with a private investment corporation for $40,000 of convertible debt, but has no agreements or commitments for funding at the present time.  Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations.  If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company will be required to scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products or to discontinue its operations entirely.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
(unaudited)

Revenue Recognition

We recognize revenue from our tire fuel processing and storage facility in two ways:

●	Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

●	Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.   We have recognized no revenue from the sale of our Thermal Gasifier™ during the six months ended June 30, 2011 and 2010.

Concentration of Credit Risk

Two customers comprised approximately 25% and 11% of revenues for the six months ended June 30, 2011, 21% and 8% of revenues for the three months ended June 30, 2011, approximately 35% and 16% of revenues for the six months ended June 30, 2010, and 24% and 20% of revenues for the three months ended June 30, 2010.

Use of Estimates

U.S. generally accepted accounting principles require us to make certain estimates, judgments and assumptions that we believe are reasonable, based on information available at the time they were made.  These estimates, judgments and assumptions can affect the amounts reported in our condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassifications

Certain reclassifications to the 2010 statements of operations and cash flows have been made in order to conform it to the 2011 presentation.

2. Notes Payable and Capital Lease

At June 30, 2011, the Company had the following promissory notes outstanding:

8.56% capital lease, secured by equipment, originally due August 2013, debt maturity accelerated	$13,862
15% promissory notes payable to individuals, due on demand, in default	17,000
12% promissory notes payable to individual, interest due monthly, secured by all assets of the Company, due on April 22, 2011, default waived until five days after the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas	50,000
Total notes payable and capital lease, all current	$80,862

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
(unaudited)

3. Related Party Transactions

At June 30, 2011, notes payable - stockholder and notes payable – related parties consisted of the following:

9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through August 31, 2011	$500,000
9% line of credit - Richard Strain – stockholder, matured December 31, 2010, principal payments of $8,000 per month, secured by a first priority security interest in the Company’s assets – default waived through August 31, 2011	92,752
Notes payable- stockholder	$592,752

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$525,823

12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000
Notes payable-related parties	$570,823

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of June 30, 2011.  The maximum amount to be drawn under the line is $375,000.  In July 2011, Mr. Strain advanced an additional $50,000 under this line of credit.  Because the initial advance of approximately $93,000 is currently in default, there is no assurance that additional advances will be available under the line.

The Company received a waiver of default on the notes and line of credit on June 30, 2011, which specifies that non-payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its Texas industrial site or (b) August 31, 2011. Mr. Strain did not receive any consideration for the waiver.

As of June 30, 2011 and 2010, accrued interest outstanding on the loans was approximately $64,500 and $11,100, respectively.

Interest expense on the loans for the three and six months ended June 30, 2011 was approximately $13,000 and $26,500, respectively.  Interest expense on the loans for the three and six months ended June 30, 2010 was approximately $12,700 and $26,300, respectively.

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

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
(unaudited)

The 8.56% installment loan was executed by Mr. Ruddy on behalf of the Company.  At June 30, 2011, the remaining obligation was approximately $13,900, and the net book value of the equipment financed was approximately $16,100.

In July 2011, on behalf of the Company, Mr. Ruddy executed a $20,750 installment loan for the purchase of equipment for the Hutchins facility.  Mr. Ruddy also paid $6,000 of the required down payment, which has been included in his outstanding loan balance.  The Company is responsible for future monthly payments of $1,350, commencing in August 2011.

As of June 30, 2011 and 2010, accrued interest outstanding on the loans was approximately $51,000 and $18,400, respectively.

Interest expense on the loans for the three and six months ended June 30, 2011 was approximately $9,600 and $19,500, respectively.  Interest expense on the loans for the three and six months ended June 30, 2010 was approximately $4,100 and $7,700, respectively.

Subsequently, through August 12, 2011, we received additional loans from Mr. Ruddy of approximately $12,000 in the form of direct payment of Company expenses.

In December 2009, Mr. Ruddy provided a $150,000 Certificate of Deposit as part of Vista’s required financial assurances in connection with its registration with the Texas Commission on Environmental Quality (TCEQ) for the operation of its tire processing facility in Hutchins, Texas, for remediation in the event the Company liquidates and its facility closes.  The Company paid no compensation or other consideration for this.

Notes payable – related party family

As of June 30, 2011, no interest payments have been made on these notes. In April 2011, all noteholders agreed to defer payment of interest due to the earlier of (a) the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or (b) December 31, 2011, in effect granting default waivers to the Company. No consideration was provided in exchange for this waiver.

As of June 30, 2011, accrued interest outstanding on the loans was approximately $6,200 and interest expense on the loans for the three and six months ended June 30, 2011 was approximately $1,300 and $2,700, respectively.

4. Stockholders’ Equity

During the three months ended June 30, 2011, the Company issued 2,493,152 shares of restricted common stock valued at approximately $79,500 for accrued legal and consulting services.  In addition, the Company issued 180,000 shares of restricted common stock previously paid for by an investor.

As of June 30, 2011, the Company has an obligation to issue approximately 367,500 shares of its restricted common stock for legal services performed.  The accompanying condensed consolidated balance sheets reflect an accrual of approximately $15,100 for these unissued shares as of June 30, 2011.

5. Commitments and Contingencies

Encumbrance on Company Assets

As of June 30, 2011, the Company’s assets were encumbered by a Mechanic’s lien filed by a contractor for approximately $86,000 for services provided from October, 2007 through April, 2008.  The liability for this judgment is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. This lien was set to expire by operation of law on August 2, 2011 if not renewed by the contractor.  The Company is unaware at this time if the Mechanic’s lien has expired or has been renewed due to the time lag in when liens are recorded.

On July 14, 2011, an $800,000 Deed of Trust filed April 23, 2002 was released without further liability to the Company.

 Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2011 and 2010
(unaudited)

Litigation and Claims

In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest, to a former employee.  Initial payments of $15,455 and $3,000 were made on July 22, 2011 and August 1, 2011, respectively.  Monthly payments of $3,000, including interest are due through December 2013.  As of June 30, 2011, a liability for approximately $45,000 and $53,100 has been included in accounts payable and accrued liabilities and other liabilities, respectively,  related to this matter.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2011, the Company had approximately 14,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Accordingly, tire inventory has increased substantially without a ready disposal source, and the cost of disposal has increased significantly.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $369,900 at June 30, 2011.  This amount has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, an increase of approximately $187,000 compared to December 31, 2010.  This amount has been recorded as environmental remediation expense in the accompanying condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expire on November 27, 2011 and December 10, 2011.   The Company’s certificate of deposit classified in restricted cash for $20,000 and personal assets owned by Mr. Timothy Ruddy, a Director of the Company are held as collateral for the letters of credit.  The Company has no other asset retirement obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” relating to our business or operations because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, or “continue” or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements.

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended June 30, 2011, compared with the operating results for the period ended June 30, 2010.

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

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and
●	Renewable energy and waste–to-energy (WTE) projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels.  We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “waste” and destined for disposal.  The recovery of energy from waste using our Thermal Gasifier™ is expected to divert large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.  In addition to processing waste into clean energy, our technology has the capability to convert biomass into energy using various plant based materials.

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.

At June 30, 2011, the Company had approximately 14,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Accordingly, tire inventory has increased substantially without a ready disposal source and the cost of disposal has increased significantly.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $369,900 at June 30, 2011.  This amount has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, an increase of approximately $187,000 compared to December 31, 2010.  This amount has been recorded as environmental remediation expense in the accompanying condensed consolidated statements of operations.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2010, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $565,000 and used net cash in operating activities of approximately $101,000 for the six months ended June 30, 2011, has a working capital deficit of approximately $3.7 million and an accumulated deficit of approximately $66.1 million at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the six months ended June 30, 2011, the Company received proceeds of approximately $167,000, including direct payment of Company expenses of approximately $13,000 from a related party.  Subsequently, through August 12, 2011, we received additional proceeds of approximately $12,000 in the form of direct payment of Company expenses from this related party resulting in an increase in notes payable-related parties.  In July, 2011, the Company received an advance of $50,000 from the Stockholder Line of Credit.  We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Sale of Real Property

In February 2011, the Company entered into a Purchase and Sales agreement to sell all of its interest in the approximately 27-acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas. The sale is subject to a variety of conditions, including environmental compliance, elimination of encumbrances and shareholder approval and, accordingly, there is no assurance that the sale can be closed in a timely manner.

The Company is to concurrently lease back approximately 12.5 acres of the property to continue its tire processing business currently located on the property.

The Company expects to receive proceeds of approximately $1,348,000 in cash (subject to an $86,000 reduction if we have to pay off the mechanics lien as described in more detail in the section below), which is net of the first two years of lease payments of approximately $203,000 under the proposed lease.  Management intends to use the net proceeds to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into tire derived fuel (“TDF”), thereby establishing a new revenue stream.  Management estimates that the sale leaseback and related modification of operations will result in an increase in revenue, gross margin and cash flow beginning in 2012.

On July 7, 2011, the Sales Contract was amended to extend the feasibility period, during which the buyer has the right to investigate and inspect the property to determine whether or not the property is suitable for its intended use, to September 13, 2011.  In August 2011, the buyer indicated that it will not close on this transaction until tire scrap inventories are reduced to acceptable levels in order for the property to be in compliance with TCEQ requirements.  The Company has also been in communication with the TCEQ and the Dallas County Fire Marshall in regard to TCEQ rules and fire safety compliance issues.  These agencies have requested that the Company immediately reduce tire scrap inventories to acceptable levels and address fire safety concerns.  The environmental remediation that is required and the Company’s potential associated liability is discussed below under the heading “Results of Operations for the Three Months Ended June 30, 2011 and 2011 - - Environmental Remediation Expense”.  We are continuing negotiations with the buyer regarding the specifics of an acceptable plan to reduce the volume of tire scrap at the property to satisfactory levels and the timing to do so, which could either be pre-closing or post-closing, in order to remove this as an impediment to closing.  We cannot predict the outcome of these negotiations at this time.  We estimate that the cost to achieve an acceptable reduction of the scrap tire volume would range between approximately $75,000 and $100,000. If we are required to bring the tire scrap volume to acceptable levels prior to closing, we will likely not have the funds to do so, unless we obtain additional investment.

The property is subject to an $86,000 mechanics lien filed by a contractor relating to services provided from October 2007 through April 2008.  This lien was set to expire by operation of law on August 2, 2011 if not renewed by the contractor.  The Company has been advised that there is a time lag in the posting of lien recordings, and accordingly, the Company is unaware at this time if the Mechanic’s lien has expired or has been renewed. If it has been renewed, the obligation underlying the lien will be paid at the time that we close our pending sale of our Hutchins Texas land and facility. In that event, we will receive approximately $1,262,000 in sale proceeds, net of liens and encumbrances.

As of June 30, 2011, we owed approximately $97,700 in delinquent payroll taxes and penalties to the Internal Revenue Service, which is due in a balloon payment no later than August 31, 2011.  We plan to use a portion of the proceeds from the sale of the property to make that payment.  In the event we do not close the sale of the property by August 31, 2011, and we are unable to negotiate an extension of the balloon payment date, a tax lien could be placed on the property which could delay the closing of the sale of the property or allow the buyer to refuse to close.

If we are unable to close the sale of the property it would have a material adverse effect on our financial condition and business plans.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring numerous financing opportunities and is currently negotiating with a private investment corporation for $40,000 of convertible debt, subject to numerous terms and conditions, but has no agreements or commitments for funding at the present time.  Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations.  If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company will be required to scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products or to discontinue its operations entirely.

Results of Operations

Overview

The following table summarizes our results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months ended June 30,		Increase/(Decrease)			Six Months ended June 30,		Increase/(Decrease)
	2011 (unaudited)	2010 (unaudited)	$ change 2011 vs 2010	% change 2011 vs 2010		2011 (unaudited)	2010 (unaudited)	$ change 2011 vs 2010	% change 2011 vs 2010

Revenues	$123,618	$123,479	$139	0.1%		225,770	$341,548	$(115,778)	(33.9	) %

Cost of revenue	114,296	106,976	7,320	6.8%		191,447	217,153	(25,706)	(11.8	) %

Environmental remediation expense	124,966	5,697	119,269	2,093.5%		186,984	5,697	181,287	3,182.1%

Gross (loss) profit	(115,644)	10,806	(126,450)	(1,170.2	) %	(152,661)	118,698	(271,359)	(228.6	) %

Operating expenses:
Selling, general and administrative expenses	160,958	284,587	(123,629)	(43.4	) %	342,154	503,408	(161,254)	(32.0	) %
Litigation settlement costs	-	92,604	(92,604)	(100.0	) %	-	92,604	(92,604)	(100.0	) %

Total Operating expenses	160,958	377,191	(216,233)	(57.3	) %	342,154	596,012	(253,858)	(42.6	) %

Loss from operations	(276,602)	(366,385)	89,783	(24.5	) %	(494,815)	(477,314)	(17,501)	3.7%

Other income (expense):
Other income	5,857	593	5,264	887.7%		5,857	50,361	(44,504)	(88.4	) %
Gain on extinguishment of liabilities	-	6,950	(6,950)	(100.0	) %	-	71,481	(71,481)	(100.0	) %
Interest expense, net	(43,620)	(14,552)	(29,068)	199.8%		(75,931)	(32,390)	(43,541)	134.4%
	(37,763)	(7,009)	(30,754)	438.8%		(70,074)	89,452	(159,526)	(178.3	) %

Net loss	$(314,365)	$(373,394)	$59,029	(15.8	) %	$(564,889)	$(387,862)	$(177,027)	45.6%

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires was essentially the same as the three months ended June 30, 2010, after the loss of a major customer during the first three months of 2010.  The Company’s customer list in 2011 is consistent with its customer list in 2010.

Two customers comprised approximately 21% and 8% of revenues for the three months ended June 30, 2011 and 24% and 20% of revenues for the three months ended June 30, 2010.

Cost of Revenue

Cost of revenue for our tire processing operations increased due to an increase in salaries and contract labor of approximately $22,000 costs in connection with a workers’ compensation audit of approximately $24,000 and prepaid insurance amortization of approximately $9,000 in 2011, with no corresponding expense in 2010, offset by a reduction in depreciation expense of approximately $25,000 and a reduction of equipment repair and maintenance of approximately $25,000.

Overall, fixed costs to run the Hutchins facility are not decreasing in tandem with declines in revenue.  Management believes that this trend will continue until sufficient liquidity allows us to make the investments necessary to provide new revenue streams and expand current products and services.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2011, the Company had approximately 14,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Accordingly, tire inventory has increased substantially without a ready disposal source and the cost of disposal has increased significantly.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $369,900 at June 30, 2011, resulting in expense of approximately $125,000 as compared to approximately $6,000 in the comparable prior period.  Management believes that this expense will continue to increase for the remainder of 2011, with future reductions anticipated as the tire inventory is reduced over future periods.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $252,300 as of June 30, 2011.  Accordingly, our assurance is deficient by approximately $82,300 as of June 30, 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $124,000 in 2011.  Professional and outside consulting expenses decreased by approximately $84,000 due to the Company’s decreased use of consultants and attorneys.  Salaries and contract labor decreased by approximately $27,000, penalties and fines decreased by approximately $9,000 as a result of maximum penalty limits, and business insurance expense declined by approximately $4,000 because the bulk of our workers compensation premiums are production related.

Overall, this quarter reflects the continuation of a trend toward significant decreases in salaries and consulting expenses due to lack of liquidity.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Litigation Settlement Costs

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 and this amount was charged to expense during the three months ended June 30, 2010, while there was not a comparable charge for the three months ended June 30, 2011.  This judgment was subsequently settled in July, 2011 (see Part 2, Item 1, Legal Proceedings, for additional discussion).

Interest Expense

Interest expense increased due to an increase in related party borrowings of approximately $302,000 at June 30, 2011 as compared to June 30, 2010, resulting in increased interest expense of approximately $7,000 and the recording of interest on payroll and income tax liabilities, legal settlements and judgments of approximately $21,000 in 2011 with no comparable gain in 2010.

Gain on Extinguishment of Liabilities

During the three months ended June 30, 2010, gain on extinguishment of liabilities of approximately $7,000 consisted of indebtedness of approximately $14,000 that was settled for approximately $7,000, with no comparable gain in 2011.

Other income

For the three months ended June 30, 2011 other income consisted primarily of insurance proceeds, net of reimbursement of equipment rental of approximately $14,000 related to wind damage incurred at the Hutchins facility. There was not a comparable insurance claim during the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, decreased significantly during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the loss of a major customer during the first three months of 2010.  This customer accounted for approximately 35% of revenue during the six months ended June 30, 2010, with no revenue from this customer during the comparable 2011 period.

Two customers comprised approximately 25% and 11% of revenues for the six months ended June 30, 2011 and approximately 35% and 16% of revenues for the six months ended June 30, 2010.

Cost of Revenue

Cost of revenue for our tire processing operations decreased due to a reduction in depreciation expense of approximately $49,000, a decrease in equipment repair and maintenance of approximately $24,000, and a decrease in equipment rental of approximately $14,000, offset by increases in salaries and contract labor of approximately $23,000, workers’ compensation related costs of approximately $24,000, prepaid insurance amortization of approximately $10,000 and travel expenses of approximately $3,000 in 2011, with no corresponding expense in 2010.

Overall, fixed costs to run the Hutchins facility are not decreasing in tandem with declines in revenue.  Management believes that this trend will continue until sufficient liquidity allows us to make the investments necessary to provide new revenue streams and expand current products and services.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2011, the Company had approximately 14,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Accordingly, tire inventory has increased substantially without a ready disposal source and the cost of disposal has increased significantly.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $369,900 at June 30, 2011, resulting in expense of approximately $187,000 as compared to approximately $6,000 in the comparable prior period.  Management believes that this expense will continue to increase for the remainder of 2011, with future reductions anticipated as the tire inventory is reduced over future periods.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $252,300 as of June 30, 2011.  Accordingly, our assurance is deficient by approximately $82,300 as of June 30, 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $161,000 in 2011.  Professional and outside consulting expenses decreased by approximately $86,000 due to the Company’s decreased use of consultants and attorneys.  Salaries and contract labor decreased by approximately $33,000, outside services decreased by approximately $17,000, penalties and fines decreased approximately $9,000 as a result of maximum penalty limits, and business insurance expense declined by approximately $17,000 because the bulk of our workers compensation premiums and insurance coverage are production related.

The results for the six month period reflect a continuation of a trend toward significant decreases in salaries and consulting expenses due to lack of liquidity.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

  Litigation Settlement Costs

The Company was named in a suit by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On July 26, 2010, an amended judgment was entered against the Company for approximately $92,000 and this amount was charged to expense during the six months ended June 30, 2010, while there was not a comparable charge for the six months ended June 30, 2011.  This judgment was subsequently settled in July, 2011 (see Part 2, Item 1, Legal Proceedings, for additional discussion).

Interest Expense

Interest expense increased due to an increase in related party borrowings of approximately $302,000 at June 30, 2011 as compared to June 30, 2010, resulting in increased interest expense of approximately $14,000, and the recording of interest on payroll and income tax liabilities, legal settlements and judgments of approximately $26,000 in 2011 with no comparable expense in 2010.

Gain on Extinguishment of Liabilities

During the six months ended June 30, 2010, gain on extinguishment of liabilities of approximately $71,000 was comprised of indebtedness of approximately $161,000 that was settled for approximately $90,000, with no comparable gain in 2011.

Other income

For the six months ended June 30, 2011 other income consisted primarily of insurance proceeds, net of reimbursement of equipment rental of approximately $14,000, related to wind damage incurred at the Hutchins facility.

For the six months ended June 30, 2010, other income is comprised of insurance proceeds, net of initial costs to demolish and prepare the site to rebuild the tire processing production building in Hutchins, Texas that suffered snow damage in February 2010.  The Company filed an insurance claim for damages and received initial proceeds of approximately $91,000.

Liquidity and Capital Resources

We had a cash balance of approximately $45,700 at June 30, 2011.  We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding. In the near future we are relying on advances under our line of credit agreements with our related party and major stockholder, the potential closing of convertible debt funding and the successful closing of the sale of our Hutchins property to provide cash to fund operations as described in more detail under the heading “Management’s Plans” above.  If we are unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of June 30, 2011, we had a working capital deficit of approximately $3.7 million, which includes a liability of approximately $370,000 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of approximately $482,000, a liability of approximately $264,000 for consulting and professional services provided to the Company, including approximately $86,000 secured by a mechanic’s lien on our real property, a liability of approximately $293,000 for unpaid federal and state income taxes and a liability of approximately $246,000 for local sales and property taxes.

As of June 30, 2011, we owed approximately $98,000 and $16,000, to the Internal Revenue Service and Colorado Department of Revenue, respectively in delinquent payroll taxes and penalties.  Monthly payments of $5,000 have been made to the Internal Revenue Service since December 28, 2010 and the final balloon payment is due August 31, 2011.

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $593,000.  The Company received a waiver of default on the notes and line of credit on June 30, 2011 which specifies that non-payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its Texas industrial site or (b) August 31, 2011. Mr. Strain did not receive any consideration in exchange for granting the waiver.

During the three and six months ended June 30, 2011, the Company received proceeds of approximately $99,000 and $154,000, respectively, from a related party.  In addition, the related party paid approximately $13,000 of Company expenses directly in the three months ended June 30, 2011.  We expect that the Company will continue to rely on loans from related parties and stockholders as well as convertible debt and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)  concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K/A Amendment No. 3 for the fiscal year ended December 31, 2010. As of June 30, 2011, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company reneged on its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest, to a former employee.  Initial payments of $15,455 and $3,000 were made on July 22, 2011 and August 1, 2011, respectively.  Monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, the Company sold an aggregate of 367,500 unregistered shares of its common stock to unrelated parties in payment of professional services valued at $15,100 in the aggregate.

The above sales were exempt from registration under Section 4(2) of the Securities Act of 1933.  We did not use any underwriter or placement agent in these transactions and did not pay anyone commission or other compensation in connection with these issuances.  These issuances were made directly by us to persons with whom our management had direct contact and a pre-existing relationship.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Item 5. Other Information.

Burglary of Company Assets

On July 5, 2011, the Hutchins, Texas facility was burglarized.  Management is still in the process of determining the loss, if any after insurance proceeds of approximately $47,000 are received.  Included in the loss was equipment with a net book value of approximately $16,100 and a remaining lease obligation of approximately $13,900.  It is expected that insurance proceeds received will be used to repay the remaining lease obligation.

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

10.1
Industrial Site Commercial Lease Agreement dated June 24, 2011 and effective September 01, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.2	Feasibility extension agreement through July 15, 2011 dated April 18, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.3	Feasibility extension agreement through September 13, 2011 dated July 07, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.4	Consulting and Services Agreement dated as of January 01, 2011 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”)

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

99.1	Forbearance notification dated June 30, 2011 by and between Vista International Technologies, Inc. and Richard Strain in reference to all outstanding debt
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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)
Date: August 12, 2011	By:	/s/ Bradley A. Ripps
Bradley A. Ripps
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)