Form 10-Q
period 2011-09-30
Vista International Technologies Inc
filed 2011-11-21
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2011; or

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
Yes ☐ No ☒.

As of November 18, 2011, Vista International Technologies, Inc. had outstanding 117,741,744 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements - Unaudited

Vista International Technologies, Inc.
Condensed Consolidated Balance Sheets

	September	December
	30, 2011	31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	$144,257	$4,901
Accounts receivable, net	1,797	5,783
Other receivables	8,209	52,388
Prepaid expenses	38,862	42,861
Restricted cash	20,000	20,000
Total current assets	213,125	125,933

Deposits	1,896	1,896
Property and equipment, net	299,548	280,667
Intangible assets, net	28,750	32,928

Total assets	$543,319	$441,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,833,415	$1,554,952
Accrued compensation and payroll liabilities	598,270	622,021
Accrued interest	163,240	89,304
Notes payable - related parties	583,901	403,600
Notes payable - stockholder	817,752	592,752
Notes payable and capital lease, current portion	80,534	72,827
Total current liabilities	4,077,112	3,335,456

Other liabilities	45,331	—
Notes payable and capital lease, less current portion	3,898	10,887
Total liabilities	4,126,341	3,346,343

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 117,741,744 and 114,719,553 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	117,742	114,720
Additional paid-in capital	62,617,164	62,515,471
Commmon stock to be issued	—	10,800
Accumulated deficit	(66,317,928)	(65,545,910)
Total stockholders’ deficit	(3,583,022)	(2,904,919)

Total liabilities and stockholders’ deficit	$543,319	$441,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$126,714	$114,204	$352,484	$455,752

Cost of revenue	165,290	76,674	356,737	293,827

Environmental remediation expense	22,800	7,236	209,784	12,933

Gross (loss) profit	(61,376)	30,294	(214,037)	148,992

Operating expenses:
Selling, general and administrative expenses	150,626	210,107	492,780	713,515
Litigation settlement costs	—	—	—	92,604

Total operating expenses	150,626	210,107	492,780	806,119

Loss from operations	(212,002)	(179,813)	(706,817)	(657,127)

Other income (expense):
Other income	44,709	—	50,567	50,361
Gain on extinguishment of liabilities	—	—	—	71,481
Interest expense	(39,836)	(22,039)	(115,768)	(54,429)
	4,873	(22,039)	(65,201)	67,413

Net loss	$(207,129)	$(201,852)	$(772,018)	$(589,714)

Net loss per share, basic and diluted	*	*	*	*

Weighted average number of common shares outstanding	117,423,056	112,921,333	115,659,999	110,428,333

* less than ($0.01) per share

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(772,018)	$(589,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,439	101,219
Common stock issued for services	93,915	112,167
Other income	—	13,176
Allowance for bad debt	—	2,400
Environmental remediation expense	209,784	7,236
Gain on sale or disposal of property and equipment	(24,232)	(593)
Gain on extinguishment of liabilities	—	(71,481)
Changes in operating assets and liabilities:
Accounts receivable, net	3,986	43,125
Prepaid expenses	3,999	789
Restricted cash and other assets	27,089	3,876
Accounts payable and accrued liabilities	171,644	144,302
Net cash (used in) operating activities	(249,394)	(233,498)

Cash flows from investing activities:
Purchases of property and equipment	(26,317)	(85,482)
Proceeds from insurance settlement	30,081	—
Proceeds from sale of property and equipment	12,800	1,500
Net cash provided by (used in) investing activities	16,564	(83,982)

Cash flows from financing activities:
Payments on debt	(6,814)	(8,470)
Payment on related party notes	—	(10,000)
Proceeds from issuance of common stock	—	100,000
Proceeds from notes payable - stockholder	225,000	—
Proceeds from related party notes	154,000	224,700
Net cash provided by financing activities	372,186	306,230

Net increase (decrease) in cash	139,356	(11,250)

Cash at beginning of period	4,901	20,444

Cash at end of period	$144,257	$9,194

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,732	$—

Non-cash investing and financing activities:

Capital lease obligation reclassified as accounts payable as the result of insurance settlement	$13,219	$—
Insurance settlement remitted directly to vendor for equipment purchases	$17,090	$—
Equipment purchases funded by capital lease arrangement	$20,750	$—
Accounts payable for equipment purchases	$—	$26,300
Notes payable-related party for equipment purchases and accounts payable	$26,301	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(unaudited)

1. Significant Accounting Policies and Nature of Operations:

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $772,000 and used net cash in operating activities of approximately $249,000 for the nine months ended September 30, 2011, has a working capital deficiency of approximately $3.9 million and an accumulated deficit of approximately $66.3 million at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the nine months ended September 30, 2011, the Company received proceeds of approximately $180,000, including direct payment of Company expenses of approximately $26,000 from a related party. In July 2011, the Company received an advance of $50,000 under the line of credit from Richard Strain, our major stockholder. Mr. Strain has indicated that no further advances will be made under this line of credit (note 3). In addition, in September, 2011, the Company received an advance of $175,000 under a $450,000 promissory note agreement with Mr. Strain. Subsequent to September 30, 2011 and through November 18, 2011, the Company has drawn an approximate additional $260,000 in accordance with the terms of the note agreement (note 3). We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(unaudited)

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility, including the installation and operation of a tire derived fuel (“TDF”) production facility.

●	Development of project based opportunities, and

●	Attracting strategic investment

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow. In November, 2011, the Company began installation of shredding equipment for its TDF production line. Management believes that production may commence in December 2011,with positive cash flow from production in the first quarter of 2012.

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

In February 2011, the Company entered into a Purchase and Sales agreement (the “Sales Contract”) with Brown-Lewisville Railroad Family First Limited Partnership (“Purchaser”)to sell all of its interest in the approximately 27-acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas. The sale was approved by a majority of the Company’s shareholders at its annual meeting in September 2011. The Company is to concurrently lease back approximately 12.5 acres of the property to continue its tire processing business currently located on the property. The Company expects to receive proceeds of approximately $1,348,000 in cash, which is net of the first two years of lease payments of approximately $203,000 under the proposed lease. These proceeds will be utilized for transaction expenses of approximately $82,000, debt repayment of approximately $1,045,000, including repayment of Stockholder debt of approximately $900,000 and repayment of certain liabilities of approximately $219,000, including approximately $108,000 of delinquent payroll and property taxes. Accordingly, upon closing of the transaction and subsequent use of proceeds, there will not be any significant remaining cash to be utilized for working capital.

On July 7, 2011, the Sales Contract was amended to extend the feasibility period (defined as the period through which the buyer shall have the right to investigate and inspect the property to determine whether or not the property is suitable for its intended use) to September 13, 2011.In September 2011, the Purchaser advised us that it will not close on this transaction until the tire scrap inventory in the front staging area of the property is reduced to an acceptable level. The feasibility period has subsequently been extended twice to November 14, 2011 and later, to January 17, 2012.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities and is currently negotiating with a private investment corporation for $40,000 of convertible debt and a private placement of common stock for $50,000, but does not have final agreements or commitments for funding at the present time.

Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurance that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flow and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and may result in the Company reducing the scope of its planned operations, scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or products or to discontinue its operations entirely.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(unaudited)

Revenue Recognition

We recognize revenue from our tire fuel processing and storage facility in two ways:

●	Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

●	Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifier™ during the nine months ended September 30, 2011 and 2010.

Concentration of Credit Risk

Two customers comprised approximately 25% and 10% of revenues for the nine months ended September 30, 2011, 25% and 9% of revenues for the three months ended September 30, 2011, approximately 20% and 5% of revenues for the nine months ended September 30, 2010, and 30% and 8% of revenues for the three months ended September 30, 2010. A customer representing 26% of revenues for the nine months ended September 30, 2010terminated its relationship with the Company in the first quarter of 2011.

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

Reclassifications

Certain reclassifications to the 2010 statements of operations and cash flows have been made in order to conform it to the 2011 presentation.

2. Notes Payable and Capital Lease

At September 30, 2011, the Company had the following promissory notes and capital leases outstanding:

23.22% capital lease, secured by equipment, due December 2012, guaranteed by related party (note 3)	$17,432
15% promissory notes payable to individuals, due on demand, in default	17,000
12% promissory notes payable to individual, interest due monthly, secured by all assets of the Company, originally due on April 22, 2011, default waived until five days after the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas	50,000
Total notes payable and capital lease	84,432
Less: long-term portion	(3,898)
Total notes payable and capital lease, current portion	$80,534

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(unaudited)

3. Related Party Transactions

At September 30, 2011, notes payable - stockholder and notes payable – related parties consisted of the following:

9% promissory notes payable – Richard Strain – stockholder, default waived until the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or January 17, 2012, secured by a first priority security interest in the Company’s assets	$500,000
9% line of credit - Richard Strain – stockholder, matured December 31, 2010, principal payments of $8,000 per month, secured by a first priority security interest in the Company’s assets – default waived until the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or January 17, 2012	142,752

9% promissory note payable – Richard Strain – stockholder, originally due on the earlier of November 14, 2011 or the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas, default waived until the closing of the sale or January 17, 2012, secured by a first priority security interest in the Company’s assets. Maximum amount available under the note is $450,000	175,000

Notes payable- stockholder	$817,752

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$538,901

12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000
Notes payable-related parties	$583,901

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon. No equity redemption rights have been provided as of September 30, 2011. The maximum amount to be drawn under the line is $375,000. In July 2011, Mr. Strain advanced an additional $50,000 under this line of credit. Mr. Strain indicated that no further advances will be made under the line of credit agreement.

In September 2011, the Company received an initial advance of $175,000 on the $450,000 promissory note to be used for working capital Mr. Strain advanced an additional $260,400 through November 18, 2011 directly to specified vendors for the purchase of shredding equipment to be utilized for the Company’s TDF production line (See note 1). The remaining available balance of approximately $14,600 is expected to be utilized to complete the TDF line prior to November 30, 2011.

All other debt of the Company is substantially subordinated to Mr. Strain.

As of September 30, 2011 and 2010, accrued interest outstanding on the loans was approximately $79,100 and $24,600, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2011 was approximately $14,600 and $41,100, respectively. Interest expense on the loans for the three and nine months ended September 30, 2010 was approximately $13,500 and $37,700, respectively.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(unaudited)

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

The 23.22% capital lease (note 2) was executed by Mr. Ruddy on behalf of the Company in July 2011. At September 30, 2011, the remaining obligation was approximately $17,400, and the net book value of the equipment financed was approximately $29,200. Mr. Ruddy also paid $6,000 of the required down payment, which has been included in his outstanding loan balance. The Company is responsible for future monthly payments of $1,350, commencing in August 2011. Interest is accrued based on the outstanding balance of the obligation.

In July 2011, equipment financed by Mr. Ruddy on behalf of the Company with a net book value of approximately $16,100 was stolen (note 6). The remaining related obligation of approximately $13,200 on the 8.56% equipment note was accelerated by the lender and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets (note 6).

As of September 30, 2011 and 2010, accrued interest outstanding on the loans was approximately $62,100 and $24,400, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2011 was approximately $11,100 and $30,700, respectively. Interest expense on the loans for the three and nine months ended September 30, 2010 was approximately $6,000 and $13,600, respectively.

During the three months ended September 30, 2011, the Company received additional loans from Mr. Ruddy of approximately $26,300in the form of direct payment of Company expenses and the down payment on an equipment lease.

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

Notes payable – related party family

As of September 30, 2011, no interest payments have been made on these notes. In April 2011, all noteholders agreed to defer payment of interest due to the earlier of (a) the closing of the Company’s sale of its industrial site at 1323 Fulghum Road in Hutchins, Texas or (b) December 31, 2011, in effect granting default waivers to the Company. No consideration was provided in exchange for this waiver.

As of September 30, 2011 and 2010, accrued interest outstanding on the loans was approximately $7,600 and $1,700, respectively. Interest expense on the loans for the three and nine months ended September 30, 2011 was approximately $1,400 and $4,000, respectively. Interest expense on the loans for the three and nine months ended September 30, 2010 was approximately $1,100.

4. Stockholders’ Equity

During the three months ended September 30, 2011, the Company issued 349,039 shares of restricted common stock valued at approximately $14,400 for accrued legal services.

As of September 30, 2011, the Company has an obligation to issue approximately 237,800 shares of its restricted common stock for legal services performed. The accompanying condensed consolidated balance sheets reflect an accrual of approximately $7,500 for these unissued shares as of September 30, 2011.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2011 and 2010
(unaudited)

5. Commitments and Contingencies

Encumbrance on Company Assets

On August 2, 2011, a Mechanic’s lien filed by a contractor for approximately $86,000 expired by operation of law and was not renewed.

On July 14, 2011, an $800,000 Deed of Trust filed April 23, 2002 was released without further liability to the Company.

On September 13, 2011 the Company entered into an agreement with the Internal Revenue Service (“IRS”) to pay a delinquent payroll tax obligation of approximately $88,700, including penalties and interest, at the rate of $5,000 per month. The IRS has filed a tax lien against the Company in connection with this obligation. The Company expects to use proceeds from the proposed sale of its industrial site in Hutchins Texas to satisfy the remainder of this obligation (See Note 1).

Litigation and Claims

In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee. An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013. At September 30, 2011, a liability for approximately $29,600 and $45,300 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ. At September 30, 2011, the Company had approximately 15,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Accordingly, tire inventory has increased substantially without a ready disposal source, and the cost of disposal has increased significantly. Based on these new circumstances, the Company has estimated a disposal cost of approximately $392,700 at September 30, 2011. This amount has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, and reflects an increase of approximately $209,800compared to December 31, 2010. This amount has been recorded as environmental remediation expense in the accompanying condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2011) for remediation in the event the Company liquidates and the facility closes. These letters of credit expire on November 27, 2011 and December 10, 2011. The Company’s certificate of deposit classified in restricted cash for $20,000 and personal assets owned by Mr. Timothy Ruddy, a Director of the Company, are held as collateral for the letters of credit. The Company has no other asset retirement obligations.

6. Other Income

In July 2011, the Company’s Hutchins, Texas industrial site was burglarized, resulting in the loss of fully insured machinery and equipment. The Company received gross proceeds of approximately $47,100, of which, approximately $17,100 was remitted directly by the insurance carrier to an equipment vendor. The Company recognized a gain on the involuntary conversion of approximately $36,600 which is included in other income on the condensed consolidated statement of operations. Included in other receivables in the accompanying condensed consolidated balance sheets at September 30, 2011 is approximately $8,200 of insurance proceeds received in October 2011.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended September 30, 2011, compared with the operating results for the period ended September 30, 2010.

Business Overview and Presentation

Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our results of operations, cash flows and financial position.

•	Inability to attract adequate debt or equity funding to implement our business plan
•	Continuing need to incur substantial transportation and landfill costs to reduce our tire inventory in the near term until TDF production commences and increases significantly
•	Delay in successfully demonstrating our Thermal Gasifier™ technology
•	Ongoing operating losses

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.

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

Environmental Liability

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires. Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.

At September 30, 2011, the Company had approximately 15,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Accordingly, tire inventory has increased substantially without a ready disposal source and the cost of disposal has increased significantly. Based on these new circumstances, the Company has estimated a disposal cost of approximately $392,700 at September 30, 2011.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2010, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $772,000 and used net cash in operating activities of approximately $249,000 for the nine months ended September 30, 2011, has a working capital deficiency of approximately $3.9 million and an accumulated deficit of approximately $66.3 million at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the nine months ended September 30, 2011, the Company received proceeds of approximately $180,000, including direct payment of Company expenses of approximately $26,000 from a related party. In July 2011, the Company received an advance of $50,000 under the line of credit from Richard Strain, our major stockholder. Mr. Strain has indicated that no further advances will be made under this line of credit. In addition, in September, 2011, the Company received an advance of $175,000 under a $450,000 promissory note agreement with Mr. Strain. Subsequent to September 30, 2011 and through November 18, 2011, the Company has drawn an approximate additional $260,000 in accordance with the terms of the note agreement. We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility, including the installation and operation of a tire derived fuel (“TDF”) production facility.

●	Development of project based opportunities, and

●	Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow. In November, 2011, the Company began installation of shredding equipment for its TDF production line. We expect to utilize the full $275,000 of available credit on the Stockholder promissory note to complete installation. Management believes that production may commence in December 2011 with positive cash flow from production in the first quarter of 2012. During this start-up period, we will continue to rely on loans from related parties to meet our working capital requirements.

Thermal Gasifier™ technology

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

Sale of Real Property

In February 2011, the Company entered into a Purchase and Sales agreement (the “Sales Contract”) with Brown-Lewisville Railroad Family First Limited Partnership (“Brown”) to sell all of its interest in the approximately 27-acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas. The sale was approved by a majority of the Company’s shareholders at its annual meeting in September 2011. The Company is to concurrently lease back approximately 12.5 acres of the property to continue its tire processing business currently located on the property. The Company expects to receive proceeds of approximately $1,348,000 in cash, which is net of the first two years of lease payments of approximately $203,000 under the proposed lease. These proceeds will be utilized for transaction expenses of approximately $82,000, debt repayment of approximately $1,045,000, including repayment of stockholder debt of approximately $900,000 (including $550,000 repayment relating to the additional stockholder loans previously discussed) and repayment of certain liabilities to unrelated third parties of approximately $219,000, including approximately $108,000 of delinquent payroll and property taxes. Accordingly, upon closing of the transaction and subsequent use of proceeds, there will not be any significant remaining cash to be utilized for working capital. The proceeds of the $500,000 in additional stockholder loans were utilized for equipment purchases relating to the Company’s Hutchins, Texas tire processing operations and for working capital. A portion of the anticipated proceeds from the pending sale of the Hutchins, Texas property had been earmarked for these purposes. Due to delays in closing the sale, the Company borrowed funds from Mr. Strain for these purposes instead of waiting for the sale of the Hutchins property to close. The Company plans to use funds from the sale of the property to repay these loans as disclosed above.

On July 7, 2011, the Sales Contract was amended to extend the feasibility period (defined as the period through which the buyer shall have the right to investigate and inspect the property to determine whether or not the property is suitable for its intended use) to September 13, 2011. The feasibility period has subsequently been extended twice to November 14, 2011 and later, to January 17, 2012.

Brown has advised us that it will not close on this transaction until the tire scrap inventory in the front staging area of the property is reduced to an acceptable level. As discussed above, we are currently taking steps to process these tires into a salable product, TDF. TDF sales will reduce our inventory levels more economically and effectively than is possible under current operations. At this time, we are unable to predict the closing date for the transaction. If we are unable to close the sale of the property, we would be unable to meet our commitments for the use of proceeds and this would have a material adverse effect on our financial condition and business plans.

Summary

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities and is currently negotiating with a private investment corporation for $40,000 of convertible debt and a private placement of $50,000, but does not have final agreements or commitments for funding at the present time.

Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurance that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flow and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and may result in the Company reducing the scope of its planned operations, scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or products or to discontinue its operations entirely

Results of Operations

Overview

The following table summarizes our results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months ended				Nine Months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
			$ change	% change			$ change	% change
	2011	2010	2011 vs	2011 vs	2011	2010	2011 vs	2011 vs
	(unaudited)	(unaudited)	2010	2010	(unaudited)	(unaudited)	2010	2010

Revenues	$126,714	$114,204	$12,510	11.0%	352,484	$455,752	$(103,268)	(22.7)%

Cost of revenue	165,290	76,674	88,616	115.6%	356,737	293,827	62,910	21.4%

Environmental remediation expense	22,800	7,236	15,564	215.1%	209,784	12,933	196,851	1,522.1%

Gross (loss) profit	(61,376)	30,294	(91,670)	(302.6)%	(214,037)	148,992	(363,029)	(243.7)%

Operating expenses:
Selling, general and administrative expenses	150,626	210,107	(59,481)	(28.3)%	492,780	713,515	(220,735)	(30.9)%
Litigation settlement costs	—	—	—	-%	—	92,604	(92,604)	(100.0)%

Total Operating expenses	150,626	210,107	(59,481)	(28.3)%	492,780	806,119	(313,339)	(38.9)%

Loss from operations	(212,002)	(179,813)	(32,189)	17.9%	(706,817)	(657,127)	(49,690)	7.6%

Other income (expense):
Other income	44,709	—	44,709	100.0%	50,567	50,361	206	0.4%
Gain on extinguishment of liabilities	—	—	—	-%	—	71,481	(71,481)	(100.0)%
Interest expense, net	(39,836)	(22,039)	(17,797)	80.8%	(115,768)	(54,429)	(61,339)	112.7%
	4,873	(22,039)	26,912	(122.1)%	(65,201)	67,413	(132,614)	(196.7)%

Net loss	$(207,129)	$(201,852)	$(5,277)	2.6%	$(772,018)	$(589,714)	$(182,304)	30.9%

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, increased due to a higher volume of customer disposals during the three months ended September 30, 2011. The Company lost a major customer during the first quarter of 2010 which represented approximately 54% of 2010first quarter revenue. No revenue was generated from this major customer for the three months ended September 30, 2011. After the loss of the major customer, the Company’s customer list in 2011 is consistent with its customer list in 2010.

The Company’s two largest customers comprised approximately 34% of revenues for the three months ended September 30, 2011 compared to approximately 38% of revenues for the Company’s two largest customers for the three months ended September 30, 2010.

Cost of Revenue

Cost of revenue for our tire processing operations increased due to an increase in salaries and contract labor of approximately $22,300, an increase of transportation and landfill costs of approximately $50,000 due to the Company’s effort to reduce its tire inventory, an increase in equipment rental, fuel and repairs and maintenance of approximately $23,800 due primarily to the July burglary of the our Hutchins, TX facility and the age of our equipment, and an increase in insurance expense of approximately $6,100 in 2011. These increases were offset by a reduction in depreciation expense of approximately $16,000.

We devoted a significant amount of resources to the clean-up of our tire inventory during the three months ended September 30, 2011. Management believes that we will continue to incur these additional landfill and transportation costs for the foreseeable future until we attain significant production of TDF, at which time, we expect to be able to decrease and eventually eliminate these additional costs.

Overall, fixed costs to run the Hutchins facility are not decreasing in tandem with declines in revenue. Management believes that this trend will continue until sufficient liquidity allows us to make the investments necessary to provide new revenue streams and expand current products and services.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ. At September 30, 2011, the Company had approximately 15,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. As discussed above, the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Our tire inventory has increased substantially due to the significant increase in our disposal costs. We estimate a disposal cost of approximately $392,700 at September 30, 2011, resulting in expense of approximately $22,800 for the three months ended September 30, 2011 as compared to approximately $7,200 in the comparable prior period. Management believes that this expense will continue to increase for the remainder of 2011, with future reductions anticipated as the tire inventory is reduced over future periods.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2011) for remediation in the event the Company liquidates and the facility closes. The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $255,400 as of September 30, 2011. Accordingly, our assurance is deficient by approximately $85,400 as of September 30, 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $59,500 in 2011. Outside services decreased approximately $30,500 due primarily to a one-time issuance of shares for services of $37,500 in 2010 with no comparable expense in 2011, offset by proxy printing costs of approximately $11,100 in 2011with no comparable expense in 2010. Salaries and contract labor decreased by approximately $5,500, franchise taxes decreased by approximately $11,600 because we reversed previously recorded franchise tax expense when we determined that there was no liability on the related returns, and business insurance expense declined by approximately $11,000 because the bulk of our workers compensation and equipment insurance premiums have been recorded in cost of sales in 2011, while these expenses were recorded in Selling, General and Administrative expenses in 2010.

Overall, this quarter reflects the continuation of a trend toward significant decreases in salaries and consulting expenses due to lack of liquidity. Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Interest Expense

Interest expense increased due to an increase in related party and stockholder borrowings of approximately $246,000 and $225,000, respectively resulting in increased interest expense of approximately $10,000 and interest on payroll and income tax liabilities, legal settlements and judgments of approximately $7,800 in 2011 with no comparable expense in 2010.

Other income

For the three months ended September 30, 2011 other income consisted primarily of insurance proceeds of approximately $31,700, net of reimbursement of equipment rental of approximately $8,500, related to the July 2011 burglary at the Hutchins facility as well as proceeds received from the sale of equipment of approximately $13,000.There was not a comparable insurance claim or sale of equipment during the three months ended September 30, 2010.

Results of Operations for the Nine months ended September 30, 2011 and 2010

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, decreased significantly during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the loss of a major customer during the first three months of 2010. This customer accounted for approximately 26% of revenue during the nine months ended September 30, 2010,with no revenue from this customer during the comparable 2011 period.

The Company’s two largest customers comprised approximately 35% of revenues for the nine months ended September 30, 2011 compared to approximately 25% of revenues for the Company’s two largest customers for the nine months ended September 30, 2010.A customer representing 26% of revenues for the nine months ended September 30, 2010 terminated its relationship with the Company in the first quarter of 2011

Cost of Revenue

Cost of revenue for our tire processing operations increased due to an increase in salaries and contract labor of approximately $45,200, an increase of transportation and landfill costs of approximately $15,000 due to the Company’s effort to reduce its tire inventory (see environmental remediation, below), and an increase in equipment rental, fuel and repairs and maintenance of approximately $22,400, due primarily to the July burglary of the our Hutchins, TX facility and the age of our equipment. In addition, we incurred increases in workers compensation expense of approximately $26,200,due to workers compensation audits, increased insurance expense of approximately $14,100 as a result of reclassifying insurance expense to cost of sales in 2011,and an increase in travel expenses of approximately $7,700. These increases were offset by a reduction in depreciation expense of approximately $65,000.

We devoted a significant amount of resources to the clean-up of our tire inventory during the three months ended September 30, 2011. Management believes that we will continue to incur these additional salary, landfill and transportation costs for the foreseeable future until we attain significant production of TDF, at which time, we expect to be able to decrease and eventually eliminate these additional costs.

Overall, fixed costs to run the Hutchins facility are not decreasing in tandem with declines in revenue. Management believes that this trend will continue until sufficient liquidity allows us to make the investments necessary to provide new revenue streams and expand current products and services.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ. At September 30, 2011, the Company had approximately 15,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. As discussed above, the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Our tire inventory has increased substantially due to the significant increase in our disposal costs. We estimate a disposal cost of approximately $392,700 at September 30, 2011, resulting in expense of approximately $209,800 as compared to approximately $12,900 in the comparable prior period. Management believes that this expense will continue to increase for the remainder of 2011, with future reductions anticipated as the tire inventory is reduced over future periods.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2011) for remediation in the event the Company liquidates and the facility closes. The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $255,400 as of September 30, 2011. Accordingly, our assurance is deficient by approximately $85,400 as of September 30, 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $220,700 in 2011. Professional and outside consulting expenses decreased by approximately $86,400 due to decreased use of consultants and attorneys. Outside services decreased approximately $47,700 due primarily to a one-time issuance of shares for services of $37,500 in 2010 and consulting fees and professional fees of approximately $21,500 with no comparable expense in 2011, offset by proxy printing costs of approximately $11,100 in 2011with no comparable expense in 2010. Salaries and contract labor decreased by approximately $38,700 due to reductions in administrative headcount, penalties, fines and licenses decreased approximately $14,000, franchise taxes decreased by approximately $5,000 because we reversed previously recorded franchise tax expense when we determined that there was no liability on the related returns, and business insurance expense declined by approximately $28,300 because the bulk of our workers compensation and equipment insurance premiums have been recorded in cost of sales in 2011, while these expenses were recorded in Selling, General and Administrative expenses in 2010.

The results for the nine month period reflect a continuation of a trend toward significant decreases in salaries and consulting expenses due to lack of liquidity. Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Litigation Settlement Costs

The Company was named in a suit by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 26, 2010, an amended judgment was entered against the Company for approximately $92,600 and this amount was charged to expense during the nine months ended September 30, 2010, while there was not a comparable charge for the nine months ended September 30, 2011. This judgment was subsequently settled in July, 2011 (see Part 2, Item 1, Legal Proceedings, for additional discussion).

Interest Expense

Interest expense increased primarily due to an increase in related party and stockholder borrowings of approximately $246,000 and $225,000, respectively, resulting in increased interest expense of approximately $29,900 and interest on payroll and income tax liabilities, legal settlements and judgments of approximately $25,300 in 2011 with no comparable expense in 2010.

Gain on Extinguishment of Liabilities

During the nine months ended September 30, 2010, gain on extinguishment of liabilities of approximately $71,500 was comprised of indebtedness of approximately $161,000 that was settled for approximately $90,000,with no comparable gain in 2011.

Other income

For the nine months ended September 30, 2011 other income consisted primarily of insurance proceeds of approximately $31,700, net of reimbursement of equipment rental of approximately $8,500, related to the July 2011 burglary at the Hutchins facility, insurance proceeds of approximately $4,900, net of reimbursement of equipment rental of approximately $14,000, related to the April 2011 wind damage incurred at the Hutchins facility and gain on sale of equipment of approximately $14,000.

For the nine months ended September 30, 2010, other income is comprised of insurance proceeds, net of initial costs to demolish and prepare the site to rebuild the tire processing production building in Hutchins, Texas that suffered snow damage in February 2010.

Liquidity and Capital Resources

We had a cash balance of approximately $144,300 at September 30, 2011. Our cash balance increased approximately $139,400 compared to December 31, 2010 due primarily to the receipt of $175,000 of proceeds from the Stockholder promissory note in September 2011. As of November 18, 2011, the majority of the cash balance had been utilized for working capital needs.

We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations. The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding. In the near future we are relying on funding from principal shareholders and a potential convertible debt funding to provide cash to fund operations in the forseeable future as described in more detail under the heading “Management’s Plans” above. If we are unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of September 30, 2011, we had a working capital deficiency of approximately $3.9million, which includes a liability of approximately $392,700 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of approximately $482,000, a liability of approximately $385,300 for consulting and professional services provided to the Company, a liability of approximately $280,200 for unpaid federal and state income taxes and a liability of approximately $246,000 for local sales and property taxes.

As of September 30, 2011, we owed approximately $83,800 and $10,800, to the Internal Revenue Service and Colorado Department of Revenue, respectively in delinquent payroll taxes and penalties. Monthly payments of $5,000 have been made to the Internal Revenue Service since December 28, 2010 and monthly payments of $3,607 per month are being made to the Colorado Department of Revenue.

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $768,000.  The Company received a waiver of default on the notes and line of credit on November 18, 2011 which specified that non-payment defaults will be waived until the earlier of (a) the closing of the Company’s sale of its Texas industrial site or (b) January 17, 2012.  Mr. Strain did not receive any consideration in exchange for granting the waiver. The sale of the industrial property had not closed as of November 18, 2011.

During the nine months ended September 30, 2011, the Company received proceeds of approximately $180,000 and direct payment of Company expenses of approximately $26,000 for the three months ended September 30, 2011 from a related party. In July 2011, the Company received an advance of $50,000 under Mr. Strain’s line of credit. In addition, in September, 2011, the Company received an advance of $175,000 under a promissory note agreement with Mr. Strain. Subsequent to September 30, 2011 and through November 18, 2011, the Company has drawn an approximate additional $260,000 in accordance with the terms of the note agreement. We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future; however, Mr. Strain has indicated that there will be no further advances under his line of credit to the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K/A Amendment No. 3 for the fiscal year ended December 31, 2010. As of September 30, 2011, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010.In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest. An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through December 2013. At September 30, 2011, a liability for approximately $29,600 and $45,300 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, the Company issued an aggregate of 349,049 unregistered shares of its common stock to unrelated parties in payment of professional services valued at $14,362 in the aggregate.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Reserved.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership****

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Feasibility extension agreement through November 14, 2011 dated September 12, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.2	Feasibility extension agreement through January 17, 2011 dated November 11, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.3	Promissory Note (Line of Credit) dated July 22, 2011 by and between Vista International Technologies, Inc. and Richard Strain

10.4	Promissory Note (Line of Credit) dated September 16, 2011 by and between Vista International Technologies, Inc. and Richard Strain

10.5	Security Agreement dated September 16, 2011 by and between Vista International Technologies, Inc. and Richard Strain

10.6	Subordination Agreement dated September 19, 2011 by and between Vista International Technologies, Inc., Richard Strain and Timothy D. Ruddy

10.7	Tax Payment Installment Plan dated September 13, 2011 by and between Vista International Technologies, Inc. and the Internal Revenue Service

31.
Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Registrant)

Date: November 21, 2011	By:	/s/ Bradley A. Ripps
Bradley A. Ripps
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)