Form 10-K
period 2011-12-31
Vista International Technologies Inc
filed 2012-04-16
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5151 E 56th Ave, Suite 101 Commerce City, CO	80022
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock June 30, 2011 was $1,406,045.

The registrant had 120,479,46 shares of common stock issued and outstanding as of April 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE: None

VISTA INTERNATIONAL TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain “forward looking statements” relating to our business or operations because we issued “penny stock” (as defined in Section 3(a) (51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “continue”, or “hope” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements.

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

Historically we marketed and sold 15 first generation Thermal Gasifiers™ (prior to 2000), and three second generation Thermal Gasifiers™ (one in 2002 and two in 2004). We are currently redesigning and testing our third generation Thermal Gasifier™. In addition, we are currently constructing a small-scale “bench-top” model of our Thermal Gasifier, to be used for demonstration as a “Proof of Process” model. We currently do not generate any revenues from our WTE business unit.

Tire Processing Operation

We operate a tire fuel processing and storage facility in Hutchins, Texas, licensed as a scrap tire transporter, processor and storage facility. We are paid a tipping fee (fee paid per tire received or per ton) for accepting waste tires. We produce the following from scrap tires: tire shreds for landfill for use as leachate material and as sanitary landfill cover, and starting in 2012, TDF (Tire Derived Fuel) for use by our customers as fuel for cement kilns, paper mills, or other heat intensive processes.

The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas/Ft. Worth metropolitan area.

We ceased production of TDF during August 2007, due to equipment damage. We considered purchasing new equipment; however, the markets for our TDF began to decline during 2008 due to the global economic downturn. As a result of the downturn and our limited financial resources, we determined not to purchase new equipment and as a result, we were unable to resume production of TDF and the exploitation of the TDF market, at that time.

During 2011, our Board of Directors continued to consider ways to maximize the value of our tire producing assets, along with strategies to enter the TDF market. Management found that the TDF market was beginning to rebound, especially as coal prices rose, since TDF represents a “high energy” alternative fuel source. Following the research conducted by management, the Company decided that it would be an ideal time to re-enter the TDF market.

The initial plan for management to fund the purchase of the new equipment was to use a portion of the proceeds from an existing Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership for the sale of the Company’s 27-acre industrial site in Hutchins, Texas (where its tire fuel processing and storage facility is located). On February 14, 2011, the Company had entered into this Agreement, in which Vista would have concurrently leased back approximately 12.7 acres of the property and continue operating its tire processing business. Vista planned to use the proceeds from the sale to satisfy debts and to invest in facility upgrades and the additional equipment required to produce TDF. Vista was subsequently notified in January, 2012 that that Brown-Lewisville had exercised its right to cancel the agreement.

Due to the prolonged nature of the due diligence process by Brown Lewisville, in late summer 2011management began looking for other ways to secure additional funding and was able to reach terms on $450,000 of loans from our majority shareholder, Mr. Richard Strain, to purchase the necessary equipment for a TDF production operation. Management proceeded to purchase and install the necessary equipment. We have resumed the production of TDF in the first quarter of 2012.

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires. Throughout 2011, we significantly increased the throughput of the facility but due to limited material being used as leachate or landfill cover, the Company was not able to continue reducing the amount of whole and shredded tires stored at the facility in order to decrease our environmental liability exposure. We have begun expanding operations with additional shredding equipment and rolling stock to further increase our throughput along with commencing the production of TDF to generate additional revenues. We expect that the continued production of TDF will result in a reduction of the stored material onsite thereby reducing our financial liability exposure.

During the year ended December 31, 2011, our tire recycling processing business generated 100% of our total revenue.

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

During 2011, we made further advances in the design of our third generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our engineering and operating experience gained from our efforts to implement a functioning WTE facility in Cologna-Veneta Italy between 2004 and 2006. In that project, the Company hired and worked in conjunction with a team of engineers from Merrick and Company to start-up and undergo performance testing for two of our second generation Thermal Gasifiers™. During the start-up and commissioning of the Cologna-Veneta WTE plant in 2004, it was determined that the facility could not meet the contractual fuel specifications of our Thermal Gasifiers™ primarily because the facility did not have fuel preparation equipment to improve the quality of the available fuel feedstock. The use of inferior grade fuel resulted in the Thermal Gasifiers™ producing only half of the rated output on each gasifier (1.5MW versus 3MW each). As a result these Thermal Gasifiers™ were not considered to be financially successful. The Thermal Gasifiers™ at the Cologna-Veneta facility operated between 2004 and 2006 until the project went into receivership. The experience from this project has provided the Company with data to implement design revisions toward more fuel flexibility and improved efficiency. These benefits include, among others, adaptations in fuel handling, fuel preparation, tuning, airflow, emissions, and variations in the fuel feedstocks provided data to support a broader compatibility of fuel type and quality, while increasing efficiency.

To reduce research and development as well as project funding costs, the Company continues to work with outside consultants to advance its Thermal Gasifier™ technology.

The Company is currently involved in a Joint Development Agreement with Mustang Consulting, LLC to further advance the Thermal Gasifier™ in new waste-to-energy and biomass-to-energy projects and to facilitate the development of projects that come into Vista’s pipeline. The goal of the Joint Development Agreement, is for Vista and Mustang to develop “turn key” renewable distributed power generation facilities for customers. Under the Joint Development Agreement:

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

Mustang along with outside parties, is currently in the process of designing and fabricating an MFG-8 Thermal Gasifier™ which is a smaller version of Vista’s standard Thermal Gasifier™, at its own expense. Mustang and those third parties will co-market to take advantage of well established waste-to-energy markets in Italy. The Company will receive a license fee for each unit placed into service of $50,000 per MW . The MFG-8 Thermal Gasifier™ is being designed and commissioned as a demonstration unit and once completed, tested and started-up, will be operated on a periodic basis to test various fuel feedstocks, run efficiency and reliability tests, run air emission tests, run ash emission tests and demonstrate the performance of a variety of fuel feedstocks. This demonstration unit is being designed for the Italian market but we expect it will be able to serve other markets in the European Union and elsewhere. The fabrication process for the initial demonstration unit has been initiated and based on recent communications between Mustang, its third party fabricator and the Vista design team, we believe that this unit will be operable on an intermittent basis to conduct testing and facilitate marketing to specific vertical markets for generating energy from municipal sewer sludge, animal waste and other forms of biomass. As with most product development efforts we cannot assure, the final completion date which could be delayed into 2nd or 3rd quarter 2012 or beyond if we run into unforeseen delays prior to start-up.

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

Operations related to the engineering and developments of the Thermal Gasifier™ are ongoing and headquartered at our office in Commerce City, Colorado.

Tire Processing Operations

The Company has been in the tire processing business since 1997, operating a 27 acre tire processing and storage facility in Hutchins, Texas since 1999. It is permitted by the TCEQ as a scrap tire processing and storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” (disposal charge). The Hutchins facility shreds whole passenger and truck tires for disposal, and will produce tire derived fuel (or TDF). From August 2007 through August 2008, the company focused on removing and land filling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. In August 2008 the TCEQ gave our facility permission to re-commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee. In early 2010, the Company worked with the City of Dallas on a project to provide approximately 10,000 tons of tire shreds from approximately 518,000 passenger/light truck tires for use as filler and cover material for the city’s landfill. As a result, a number of tire shreds and stored waste tires at the facility were removed. That project has been completed and the number of tires stored on the facility property increased throughout 2011as the company did not have a ready disposal source. This trend is expected to reverse when TDF production commences in the first quarter of 2012.

During 2011 we generated approximately $467,000 in gross revenue from our tire processing operations, all of which was generated from tipping fees collected for the disposal of waste tires at our site. Our total cost of revenue for tire processing operations was approximately $547,300, including an increase in the environmental liability of roughly $220,600, resulting in gross loss of approximately $300,900.

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

Most of the feedstock mentioned above requires some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Resultant pellets will have a BTU value of between 5,000 and 15,000 BTU/lb. The Thermal Gasifier is designed to produce a consistent energy stream output as required by the end user’s needs.  In order to maintain consistent energy output, the amount of fuel input is adjusted. The higher the BTU value of the fuel, the less fuel input is required for the requisite energy output. Feedstock pellets with a BTU value of less than approximately 5,000 BTU/lb will not meet our minimum quality requirements to be usable as fuel for the Thermal Gasifier. Different types of fuel feedstock will provide different levels of energy content. For example TDF has a 15,000 BTU/lb value, RDF has a 7-8,000 BTU/lb value and MSW can vary with an average BTU value between 5,000 to 8,000 BTU/lb.

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

Tire Processing

Products from our tire processing operations include:

●	Tire derived fuel (TDF) from tire shreds. As discussed above, we will begin TDF production in early 2012.

●	Filler and cover materials for landfills.

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

As the market develops, we anticipate that the typical project will be a standalone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. Unlike most other gasification and pyrolysis systems on the market, the Thermal Gasifier™ can process virtually any hydrocarbon-based waste stream, and can switch from one feedstock to another, or mix waste streams depending upon the specifications of a project, as in if fuel needs to be disposed of or used efficiently. Given that the Thermal Gasifier processes waste and generates energy, any given project can balance the need to maximize waste input or minimize fuel usage. Waste generators could use lower BTU feedstock to maximize waste disposal, while projects requiring feedstock to be purchased could use higher energy content feedstock to minimize fuel usage: the value of a particular feedstock (waste stream) will determine the quantity (lbs) of such feedstock that is required for input into the gasifier to attain the desired energy output. For illustration purposes consider two different feedstocks: RDF (8,000 btu/lb) and TDF (15,000 btu/lb). Due to the difference in energy content, we would need significantly fewer pounds of TDF input than either RDF input or a combination of RDF and TDF input to attain the desired energy output. Thus the Thermal Gasifier’s feedstock processing flexibility will allow us to process the most economical hydrocarbon-based waste available to the specific project.. Vista will also be able to benefit from contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns.

Tire Fuel Processing and Storage

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or they can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a tipping fee for accepting waste tires. We are exploring options to add new equipment to our tire fuel processing facility now that the TDF market is showing signs of recovery following the economic downturn, and we have decided to re-enter the TDF market as discussed in more detail under the heading “General-Tire Processing Operation” above.

Research & Development

During 2011, we incurred approximately $6,100 in research and development costs dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of operations. We are engaged in continuous development and improvement of our Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy in 2004 through 2006, which utilized a second generation Thermal Gasifier™, particularly in regard to low grade fuels, which is described in more detail under the heading “Thermal Gasifier™ Technology and Operations” above, to redesign the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”. We will require additional funding for these efforts to sustain our research and development efforts. We hope that our plans to re-commence our TDF production operations will provide funding for these efforts but we cannot assure it will. Alternatively, we will need to seek additional capital or debt financing. If we are unable to obtain the needed funds, we may be forced to curtail or suspend research and development activity.

Intellectual Property

We own one U.S. patent and one European patent and have two U.S. and one European patent pending.

Our two initial patents applied to the construction methodology and design of our Thermal Gasifier™ and were issued in 1993 and 1994. These patents both expired in 2011. One additional patent for our gasifier system and method of gasification was issued in 2006 and expires in 2018. Our patents cover the design of a fuel efficient dual gasification chamber and a unique computerized method of mixing air with combustible gas. As we complete the advancement of our technology toward its third generation of improvements, additional patent applications will be made to piggy-back off of the original patents, thereby extending the protection on our intellectual property.

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

During 2011, we did not have any customers for our Thermal Gasifier™ business. We are currently seeking to enter into letters of intent with potential customers, but do not have any letters of intents or contracts to provide Thermal Gasifiers™ to any users.

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

Major Customers

During 2011, our total revenue was derived from tipping fees from accepting waste tires from generators and tire transporters. Our customers include numerous generators and transporters. Two customers comprised approximately 21% and 10% of revenues for the year ended December 31, 2011 and three customers comprised approximately 21%, 21% and 11% of revenues for the year ended December 31, 2010.

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

Personnel

We have seven full time employees as of December 31, 2011, three of which are located at our corporate offices in Commerce City, Colorado, and four of which, including one Business Manager, are located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Commerce City office and at the tire processing facility as necessary based on volume of work. Additional personnel will be added at the tire processing facility when new equipment is purchased and operations are expanded. We anticipate that significant personnel additions will be required if we move forward on Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or the WTE business.

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

Available Information

The SEC maintains an internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding the company. In addition, we provide easy access to these reports free of charge via our internet website, www.vvit.us. Information on our website is not part of this report.

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

Historically, before 2000 we sold approximately 15 first generation Thermal Gasifiers™, and we sold three second generation Thermal Gasifiers™ (one in 2002 and two in 2004). We have not sold any have not generated any revenue from our current third generation Thermal Gasifier™. We have tested our third generation Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to move forward with commercialization. During 2011 and 2010, we have continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency. We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

Revenue and gross margin growth in our tire fuel processing operation is dependent on successful equipment maintenance, repair, upgrades and rejuvenating our TDF business.

Our business plan contemplates improvement in our tire processing operations which will require new equipment, repair and maintenance of existing equipment and increases in our workforce. During August 2007, due to equipment damage, the facility ceased production of tire derived fuel (TDF) until the equipment could either be repaired or replaced. The markets for our TDF began to decline during 2008 due to economic conditions, so we postponed the repair or replacement of the equipment. In 2010 we found that the TDF market was beginning to rebound especially as oil prices rose. The Company decided that it would be an ideal time to re-enter the market and capture the revenues that could be generated from the sale of TDF. We are investing in new equipment to re-commence TDF production to coincide with the perceived market demand.

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

Should operating conditions relating to our tire processing operations substantially deteriorate, we could be required by the TCEQ to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the tire processing and storage facility. The projected cost of full cleanup of the tire processing facility is estimated to be roughly $403,000. In the past, we have been able to dispose of this material at a municipal landfill site. During the last five months of 2010, the local landfill did not accept shredded waste tires from us but began accepting limited amounts in the first three months of 2011. Accordingly, our tire inventory and related liability for disposal has been increasing. We currently have assurance of $170,000 in the form of a deposit with the TCEQ.

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

We own one U.S. patents, which expires in 2018. Our first European patent was issued on January 5, 2011 for our Gasifier System and Method and expires in 2019. We also have two U.S. and one foreign patents pending. European patents expire 20 years after their filing date.

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

One stockholder, Richard Strain, beneficially owns roughly 46% of outstanding shares. An additional stockholder, Timothy Ruddy, a director of the Company, beneficially owns roughly 10% outstanding shares. The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.

Accordingly, Mr. Strain has, in all practical likelihood, the ability to control the director elections and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

Encumbrances on Company Assets may result in a delay or inability to sell the Company’s Texas facility

The following encumbrances existed on the Company’s assets as of December 31, 2011:

•	An IRS lien in the amount of $69,840.95, filed 9/13/2011, for non-payment of payroll taxes for certain periods in tax years 2007, 2008 and 2009. The company has a payment plan in place to reduce and eventually eliminate this tax lien. The company is paying $5,000 per month toward the unpaid balance, with penalties and interest still accruing on that balance.
•	$800,000 Deed of Trust filed on April 23, 2002 by Alternate Power, Inc. Lien was contested by Vista management as having previously been satisfied. The lien holder concurred with Vista and removed the lien on June 29, 2011
•	Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008. . This lien expired in August 2011, in accordance with Texas law regarding the statute of limitations on mechanic’s liens The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

A delay in the closing of a land and/or facility sale may result in the Company being unable to continue in business due to lack of liquidity anticipated as the result of not closing this type of transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own approximately 27 acres of property at 1323 Fulghum Rd. in Hutchins, Texas in a semi-industrial region of southern Dallas County where we conduct our tire processing storage operations. The facility includes a newly replaced 10,000 square foot partially enclosed production building for waste tire processing, a 5 year old 1,200 square foot stand alone business office and a 12 year old 1,800 square foot permanently placed office trailer with employee break room. The production building collapsed from an unusually heavy snow storm in February 2010 which caused us to temporarily shut down operations for the removal of debris and repairs to the production building. The building was fully insured and has since been completely repaired. The total insurance claim was approximately $130,000, covering the production building, equipment damage, lost production and lost revenue. We believe the new production building will improve our existing used tire reclamation and processing operations.

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

As a result of management’s efforts with Colliers International, the Company entered into a Purchase and Sale Agreement with Brown-Lewisville Railroad Family First Limited Partnership in February 2011, to sell the entire approximate 27 acre industrial site for approximately $1,348,000 in cash

The board’s plan involved concurrently entering into a lease with Brown to lease back approximately 12.5 acres of the property at closing to continue our tire processing business currently located on the property. The proposed lease terms included an initial 60 month lease term with mutually agreed-upon extensions and lease payments of approximately $675 per acre per month, subject to potential increases in the Consumer Price Index. Under the proposed lease, the first two years of rent amounting to approximately $203,000 was waived. The buyer elected not to pursue this purchase in January of 2012.

We lease approximately 900 square feet of office and storage space for our corporate offices at 5151 E 56th Ave, Suite 101, Commerce City, Colorado. The present lease expires on March 1, 2013.

Our facilities are adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings.

 .

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest. An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013. A final payment of approximately $5,200 will be due in December 2013. The Company has accrued the short term portion of this settlement, and has listed the long term portion of this settlement $40,068 under other long term liabilities on its balance sheet. Through December 31, 2011, $31,945 has been paid toward the settlement, with an additional $4,000 having been paid in this year, as of April 10, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

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

	High	Low
Fiscal Year Ended December 31, 2011:
First Quarter	$0.040	$0.015
Second Quarter	$0.040	$0.020
Third Quarter	$0.045	$0.025
Fourth Quarter	$0.040	$0.008
Fiscal Year Ended December 31, 2010:
First Quarter	$0.06	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.02

Source: http://www.investorpoint.com/stock/VVIT-Vista+International+Technologies+Inc./price-history/

Stockholders of Record

As of April 11, 2012, we had approximately 837 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average Exercise price of Outstanding options, Warrants and rights		Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)		(c)
Equity compensation Plans approved by Security holders [1]	0	0	[2]	20,000,000 shares of common stock [3]

[1] 2005 Equity Compensation Plan

[2] No options, warrants, restricted stock or other rights have been granted or issued under the plan.

[3] Shares may be issued directly as a restricted stock grant or upon exercise of options which may be granted under the plan.

Recent Sales of Unregistered Securities

For the year ended December 31, 2011, the Company issued an aggregate of 5,759,908 restricted shares of its common stock to various investors for cash and in payment of services pursuant to agreements entered into on various dates during 2011. These unregistered shares consist of:

●	3,079,908 shares issued for services rendered during 2011, valued at $123,785 in the aggregate;

●	2,500,000 shares issued to Timothy Ruddy, CEO and Director for a cash investment of $50,000; and

●	180,000 shares issued to an unrelated party, as a correction of an error in issuance to that party in 2010.

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

●	●	Inability to attract adequate debtor equity funding to implement our business plan

●	●	Ongoing operating losses

●	●	Delay in successfully demonstrating our Gasifier technology

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

The Company is currently conducting its business in the following areas:

●	●	Tire processing operation in Hutchins, Texas, and

●	●	Renewable energy and waste to energy (WTE) projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.

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

At December 31, 2011, the Company had approximately 16,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010 we were able to dispose of this material at a municipal landfill site. However, the landfill has recently transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs. As a result, tire inventory has increased without a ready disposal source.

Going Concern

Our consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. We have reported a net loss of approximately $1,122,000 and net cash used in operations of approximately $500,000 for the year ended December 31, 2011, a working capital deficit of approximately $4,578,000, an accumulated deficit of approximately $66,668,000 and a total stockholders’ deficit of approximately $3,853,000 at December 31, 2011.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Management’s Plans

The Company entered into a Purchase and Sale Agreement in February 2011 to sell all of its interest in the approximate 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas. The sale was subject to a variety of conditions, including shareholder approval. The Company expected to net approximately $1,348,000 in cash from the sale. The Company was to concurrently lease back approximately 12.5 acres of the property at closing to continue the tire processing business currently located on the property, for a period of 60 months with extensions as may have been mutually agreed to. The proposed lease included a waiver of the first two years of lease payments of approximately $203,000.

Management intended to use the proceeds from the property sale to repay certain liabilities and improve operations, including the purchase of additional equipment to process waste tires into Tire Derived Fuel (TDF).

This transaction was cancelled by the seller according to the terms of the Purchase and Sale Agreement. The company was able to secure alternate funding to purchase the assets necessary to produce tire derived fuel, and these assets were placed into service in the first quarter of 2012. The company was not able to secure any additional funding to pay down debt, or pay off the considerable expenses incurred by the need for a shareholder vote.

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

The Company also continues work with its outside consultant, Mustang Consulting, LLC, to advance its Thermal Gasifier™ technology. Mustang along with third parties, is currently in the process of designing and fabricating an MFG-8 Thermal Gasifier™ which is a smaller version of our Thermal Gasifier™. Once the fabrication of this Gasifier is completed, it will be commissioned for demonstration, marketing and testing purposes. Mustang and the third parties plan to co-market a smaller version of the Thermal Gasifier™ to take advantage of well established waste-to-energy markets within Italy. The Company will receive a license fee at the rate of $50,000 per 16 MMBtu/Hr of thermal capacity for each unit that is placed into service.

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

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2011 and 2010:

	Years ended December 31,		Increase/(Decrease)
	2011	2010	2011 vs 2010	% change 2011 vs 2010

Revenues	$466,977	$571,258	$(104,281)	(18.3)%

Cost of revenue	547,289	342,992	204,297	59.6%

Environmental remediation expense	220,565	41,122	179,443	436.4%

Gross (loss) profit	(300,877)	187,144	(488,021)	(260.8)%

Operating expenses:

Depreciation and Amortization	47,864	113,422	(65,558)	(57.8)%
Selling, general and administrative expenses	616,002	905,593	(289,591)	(31.9)%

Loss from operations	(964,743)	(831,871)	(132,872)	15.9%

Other income (expense):

Gain on extinguishment of liabilities	—	71,481	(71,481)	(100)%
Gain on disposal of property and equipment	14,000	13,397	603	4.5%
Proceeds from insurance settlement	36,561	90,769	(54,208)	(59.7)%
Interest expense (net)	(260,026)	(92,446)	(167,580)	181.3%
Gain on change in fair value of derivative liability	65,032	—	65,032	—
Other expense	(660)	(12,188)	11,528	(94.6)%
	(145,093)	71,013	(216,106)	(304.3)%

Loss before income taxes	(1,109,836)	(760,858)	(348,978)	45.9%

Income tax expense	12,239	103,125	(90,886)	(88)%

Net loss	$(1,122,075)	$(863,983)	(258,092)	29.9%

2011 COMPARED TO 2010

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires decreased by approximately $104,000 as a result lessened incoming tire volumes due to the slowing economy in the Dallas area.

Cost of Revenue

Cost of revenue for our tire processing operations increased roughly 60% due to an increase in operating costs at the facility, primarily due to tire disposal costs (hauling, landfill and heavy equipment operation) necessary to prepare the site for expected sale.

Our tire operations in Texas are subject to regulation by the TCEQ. At December 31, 2011, the Company had approximately 16,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, and again in early 2011, we were able to dispose of this material at a municipal landfill site. However, the landfill has recently transitioned to a project based system where they will request tires as needed rather than storing tires in anticipation of future needs. As a result, tire inventory increased without a ready disposal source. We maintain a reserve for removal and cleanup of material at our Texas facility.  As a result, our environmental liability increased by approximately $179,000 in 2011 compared to a much smaller increase in this liability in 2010.

Depreciation and Amortization

Depreciation and amortization expenses decreased roughly 58% in 2011 versus 2010. This was mainly due to the changes in the depreciation realized by the company due to 2 events the collapse of the roof of the tire processing building in early 2010 which necessitated significant replacement of plant and equipment, balanced with a burglary at the facility in 2011 which resulted in the theft of certain tools, welding equipment, and a skid steer.

 Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $289,000 in 2011. This was mainly due to decreased use of consultants and attorneys to improve operations and negotiate debt settlements as compared to 2010.

Research and Development Expense

Internal and external research and development expense was approximately $6,100 for the year ended December 31, 2011 and is included in selling, general and administrative expenses. Expenditures decreased approximately 93% from roughly $87,500 for the year ended December 31, 2010 due to limited resources available to the Company which prevented the use of consultants for continued gasification technology advancement.

Interest Expense

Interest expense increased approximately 181% due to a significant increase in related party borrowings, non cash interest on derivative liability charged to interest expense and the lack of interest conversion as occurred in 2010.

Gain on Extinguishment of Liabilities

During 2010, the Company engaged the services of a law firm to negotiate settlements with creditors and judgment holders of the Company. Negotiations completed in the year ended December 31, 2010 resulted in an additional gain of approximately $71,500. The company did not pursue similar services in 2011.

Income Tax Expense

The company recorded a 10% increase in income tax expense in 2011 due to an increase in penalties and interest on amounts accrued toward unfiled federal and state taxes dating back to the years 2005 and 2006. The Company’s policy is to record interest and penalties as a component of income tax expense shown as part of selling, general and administrative expenses.

Gain on change in the Fair Value of Derivative Liability

The Company experienced a gain on the change in fair value of a derivative liability in 2011, where no such gain existed in 2010. This was due to the change in the fair value of derivative liability on the balance sheet date on convertible note of $42,500 which was issued on December 7, 2011.

Liquidity and Capital Resources

We had a cash balance of approximately $36,700 at December 31, 2011. We expect that our current cash on hand and our current revenue levels will not be sufficient to sustain our current operations or plans. The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding. In the near future we are relying on the successful closing of the sale of our Hutchins property to provide cash to fund operations as described in more detail under the heading “Management’s Plans” above. If it is unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of December 31, 2011, we had a negative working capital of approximately $4,578,000, which includes a liability of approximately $404,000 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of approximately $482,000, and notes payable to shareholder and related parties of approximately $1,756,000.

As of December 31, 2011, we owed approximately $70,435 to the Internal Revenue Service in back payroll taxes and penalties. Monthly payments of $5,000 have been made since December 28, 2010 and are expected to continue throughout 2012.

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $1,097,000. The Company received a waiver of default on the notes and line of credit on June 30, 2011 which specifies that non-payment defaults will be waived until the earlier of the closing of the Company’s sale of its Texas industrial site, or August 31, 2011. Mr. Strain did not receive any consideration in exchange for his waiver of default. The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon. No equity redemption rights have been provided as of December 31, 2010. The maximum amount to be drawn under the line is $375,000. However, subsequent to initial draws of approximately $100,000 in 2009, and an additional $50,000 in July 2011, Mr. Strain had declined to provide additional funding under the line. Since we are currently in default, we cannot assure Mr. Strain will advance any additional funds if we request additional advances.

During the year ended December 31, 2011, the Company received proceeds of $50,000 from sales of stock for cash. We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Environmental Liability

At December 31, 2011, the Company has approximately 16,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. The waste material consists primarily of steel belting wire with attached tire rubber and will be disposed of in a permitted landfill.  In the past, management has considered the piles of tires and tire shreds at the facility an asset to be reclaimed and sold to an end user. However, in order to reclaim the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete. We currently do not have the resources to purchase the screening equipment and management has chosen to focus on shipping tire shreds to local landfills.

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

In such a case, we would be required to restore the site beginning with transportation of the material to a disposal site, such as a landfill. We have accrued approximately $403,000 and $183,000 at December 31, 2011 and 2010, respectively for the cost of disposing this material. This accrual is based on standard disposal costs incurred by Vista during tire disposal operations in preparing the facility for sale, based on the weight of tires at the site. These costs include transportation, labor, equipment and landfill fees assuming complete closure of the facility.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance. The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2011 and 2010.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. The Company establishes valuation allowances when necessary to reduce deferred income tax assets to the amounts that management believes are more likely than not to be recovered.

The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2011 the company has accrued penalties and interest of approximately $119,000 related to unfiled state and federal tax returns concerning the sale of an asset in 2005 and 2006.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On March 16, 2012, the Company notified GHP Horwath, P.C. (GHP”) that it was dismissed as the Registrant’s independent registered public accounting firm. The decision to dismiss the GHP as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 16, 2012. Except as noted in the paragraph immediately below, the reports of GHP on the Company’s financial statements for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of GHP on the Company’s consolidated financial statements as of and for the years ended December 31, 2010 and 2009 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital and substantial accumulated deficits that raises doubt about its ability to continue as a going concern.

During the years ended December 31, 2010 and through March 16, 2012, the Company had not had any disagreements with on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to GHP’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

On March 16, 2012 (the Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

a)	the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company on, revenues, or expenses, results of operation, liquidity, capital expenditures of the Company or oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2011, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described below.

Management’s Conclusion

Management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2011 due to material weakness in internal control, which weaknesses resulted from the failure to maintain effective internal control over the financial reporting process to ensure the timely preparation of financial statements and financial data which is necessary for the preparation of the Company’s financial statements in accordance with U.S. GAAP. Specifically, we noted the following:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and terms of office of our directors and executive officers as of April 10, 2012 are set forth in the following table:

Name	Age	Positions with Vista International Technologies
Bradley A Ripps	36	Former Interim Chief Executive Officer, Former Chief Financial Officer

Thomas P. Pfisterer*	50	Director and Chief Financial Officer (former Chief Executive Officer) [2]

Timothy D. Ruddy	39	Chief Executive Officer and Director

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

Management Biographies

Bradley Ripps. Bradley Ripps became our Interim Chief Executive Officer on January 17, 2011. Mr. Ripps brings a strong, diverse business background having owned, operated, analyzed and advised more than 50 businesses, across many industries. Mr. Ripps was integral to the success of major initiatives at multiple companies. He was responsible for leading 60 employees, located in 10 different facilities, in the successful re-structuring of a managed care company. Mr. Ripps also successfully deployed a multi-million dollar network for a large communication and information company in the southeastern U.S. As a testament to Mr. Ripps negotiation skills and tenacity, he was instrumental in the collection of several million-plus dollar receivables for a major telecommunication provider. Prior to joining Vista, Mr. Ripps served as Vice President of IBG Business Services, Inc., one of the leading merger and acquisition advisory firms in the United States, from April 2006 to January 2011. At IBG, Mr. Ripps handled both domestic and international clients across a broad range of industries, from physical fitness and advertising to transportation and manufacturing. Concurrently, since 2001, he has held various senior management positions in Community Care, Inc. a private, family owned, managed care business. Mr. Ripps completed his undergraduate studies at Syracuse University, earning a Bachelor of Arts Degree in Economics (Magna Cum Laude). He completed his graduate studies at The University of Texas, earning a Masterr of Arts in Business Administration.

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

Timothy Ruddy. Timothy Ruddy was appointed CEO of Vista on February 4, 2012 and has been a Director of Vista International Technologies, Inc. since October 2007. For the past 18 years Mr. Ruddy has been active in the financial services industry, evaluating promising technologies and companies with regard to their formation, funding and development. He has experience in startup and turnaround situations, as well as business development. Mr. Ruddy holds series 7 and 65 licenses from FINRA and most recently served as Vice President-Investments at 1st Financial Services, a financial advisory firm.  Mr. Ruddy has been active as an angel investor in the venture capital industry for the past ten years, working with companies in the medical devices field as well as emerging energy-related technologies. In addition to his position with Vista, Mr. Ruddy is a co-founder, and serves as an officer of Ambien Dynamics, a medical device company specializing in pulsed electromagnetic field therapies, a position he has held since 2002. Mr. Ruddy graduated Summa Cum Laude from the University of Notre Dame with a Bachelors Degree in Mechanical Engineering, and played center for the NFL’s Miami Dolphins from 1994-2003. The Company believes that Mr. Ruddy’s development-stage and growth-stage business expertise, including his diverse background evaluating and funding start-up, development stage and growth-stage technology and energy-related companies, gives him the qualifications and skills to be an officer and director of the company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2011. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and written representations from certain reporting persons, during the fiscal year ended December 31, 2011, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 5151 E 56th Ave, Commerce City, CO 80022.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Thomas P. Pfisterer[1]	2010	—	—	—	—
	2011	—	—	—	—
Timothy D Ruddy	2010	—	—	—	—
	2011	—	—	—	—
Bradley Ripps	2011	$85,000	N/A	N/A	$85,000

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

Bradley Ripps. Mr. Ripps succeeded Mr. Pfisterer on January 17, 2011 and served as Interim Chief Executive Officer from that date until he tendered his resignation on February 4, 2012. He was compensated at an annual salary of $85,000 per year. He did not receive any bonus pay, and was not granted any stock or options on stock in the company.

Timothy D Ruddy. Mr. Ruddy Succeeded Mr. Ripps on February 4, 2012 as Interim Chief Executive Officer and currently holds the title as of April 10, 2012. Mr. Ruddy serves as our Chief Executive Officer at-will and the company does not have an employment agreement with him.

The Company did not pay any compensation to its directors for serving as such in 2011.

We do not have any compensation arrangements with our directors. In the future the Company may institute director compensation arrangements; however, none are currently contemplated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The following table sets forth, to the Company’s knowledge, based solely upon records available to it, certain information as of April 13, 2012 regarding the beneficial ownership of the Company’s shares of common stock by:

●	each person who we believe to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock,

●	each of the current directors,

●	each of the named executive officers listed in the summary compensation table, and

●	all of our current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class(4)
Richard Strain 15 Loockerman Ave Poughkeepsie, New York 12601	55,350,493	[1]	45.9%

Timothy D. Ruddy 3885 Vale View Lane Mead, CO 80542	13,175,000	[2]	10.9%

Thomas Pfisterer 12 Croft Road, New Hartford, NY 13413	294,000	[2]	*

Brad Ripps 88 Inverness Circle East, Suite N-103 Englewood, CO 80112	—	[2]	—

All directors and executive officers as a group (4 persons)	13,469,000	[3]	11.2%

[1]

Information based upon a Schedule 13D/A filed by Mr. Strain with the Securities and Exchange Commission, the records of the Company’s transfer agent, and information provided to the Company by Mr. Strain.

[2]	Information based upon the records of the Company’s transfer agent and information provided by the beneficial owner.
[3]	See Notes (1) and (2) above.
[4]	Based on 120,479,461 common shares issued and outstanding as of April 13, 2012.

*	Less than one percent.

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

As of December 31, 2011, that total was approximately $659,000 and accrued interest at December 31, 2011 was approximately $73,300. The loan bears interest at 8-12% per annum, is secured by the Company’s assets, is due on demand, and is convertible into the Company’s common stock as described above. Through April 10, 2012, Mr. Ruddy has not loaned the Company any additional amounts under this agreement.

In December 2011, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of Vista’s required financial assurance in connection with its registration with the Texas Commission on Environmental Quality (TCEQ). This registration is required to enable us to operate our tire processing facility in Hutchins, Texas, and would be used for remediation in the event the Company liquidates and its facility closes. Mr. Ruddy was not compensated for providing this collateral. This letter was called by the TCEQ in December 2011. Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000.

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 46% shareholder of the Company. The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009. Full repayment of the line of credit was required by December 31, 2011. The line is currently in default.

The line of credit is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon. During 2010, an aggregate of approximately $138,000 of accrued interest under the line of credit and other Notes was converted into 2,765,493 shares of Vista common stock. During 2011, Mr. Strain provided an additional $50,000 under the agreement. Approximately, $147,000 in principal is outstanding under the line of credit and Mr. Strain has declined to provide any further advances under the line of credit.

During 2011 Mr. Strain also provided $450,000 in the form of a promissory note for equipment purchases and working capital to allow the company to install a tire derived fuel production line. This note was due November 14, 2011 and is currently in default.

As of December 31, 2011, the Notes and the line of credit in the principal amount of approximately $1,097,000 were in default due to missed principal payments.

CEO Compensation

Bradley A. Ripps began serving as the Company’s Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) effective January 17, 2011. Mr. Ripps will receive annual compensation of $85,000. Mr. Ripps resigned as Interim Chief executive Officer on February 4, 2012.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal year ended December 31, 2011 by GHP Horwath, P.C. were $63,544. The aggregate fees billed for our fiscal year ended December 31, 2010 by GHP Horwath, P.C. were $45,000.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2011 and 2010 for any audit related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2011 and 2010.

Other Fees

Our principal accountants did not bill us for any services other than as reported above in this Item 14 during our fiscal years ended December 31, 2011 and 2010, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership ∆

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC ****

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi*****

10.3	Vista International Technologies, Inc. Equity Participation Plan*

10.4	Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ****

10.7	Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ∆

10.8	Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.9	Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.10	Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.11	Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.12	Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.13	Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.14	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18	Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”) ∆

10.19	Continuation of Consulting and Services Agreement effective January 4, 2010 ∆

10.20	Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International ∆

10.21	Alternative Fuel Purchase Agreement, dated January 2nd, 2012, between Vista International Technologies, Inc, And Geocycle, LLC.

10.22	Release of Contract, dated January 18, 2012, between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.23	Alternative Fuel Purchase Agreement, dated January 1, 2012, between Vista International Technologies, Inc. and Trident Environmental Resource Consulting, LLC

10.24	Convertible Note dated December 7, 2011 between Vista International Technologies, Inc. and Asher Enterprises, Inc.

10.25	Lease Agreement dated March 1, 2012 between Vista International Technologies, Inc, and Electric Power Equipment Company.

10.26	Equipment Financing Agreement, dated February 15, 2012, between Vista International Technologies, Inc (Timothy Ruddy) and REO Holdings.

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)+++

21	Subsidiaries****

31.	Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Vista International Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista International Technologies, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Vista International Technologies, Inc. and its subsidiaries (the “Company”), as of December 31, 2011, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. and its subsidiaries as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 16, 2012

Vista International Technologies, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
ASSETS

Current assets:
Cash	$36,710	$4,901
Accounts receivable, net	1,739	5,783
Other receivables	1,904	52,388
Prepaid expenses & other	55,410	42,861
Restricted cash	—	20,000
Total current assets	95,763	125,933

Environmental Deposit	170,000	—
Deposits	1,896	1,896
Property and equipment, net	569,258	280,667
Intangibles, net	27,766	32,928

Total assets	$864,683	$441,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,900,246	$1,554,952
Accrued compensation and payroll liabilities	588,087	622,021
Accrued interest	200,376	89,304
Notes payable - related parties	658,901	403,600
Notes payable – stockholder	1,096,931	592,752
Derivative liability	74,192	—
Convertible notes payable net of debt discount	3,709	—
Notes payable and capital lease, current portion	151,484	72,827
Total current liabilities	4,673,926	3,335,456

Other long term liabilities	40,068	—
Notes payable and capital lease, less current portion	3,898	10,887

Total liabilities	4,717,892	3,346,343

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 120,479,461 and 114,719,553 shares issued and outstanding at December 31, 2011 and 2010, respectively	120,480	114,720
Additional paid-in capital	62,694,296	62,515,471
Common stock to be issued	—	10,800
Accumulated deficit	(66,667,985)	(65,545,910)
Total stockholders’ deficit	(3,853,209)	(2,904,919)

Total liabilities and stockholders’ deficit	$864,683	$441,424

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenues	$466,977	$571,258

Cost of revenue	547,289	342,992

Environmental remediation expense	220,565	41,122

Gross (loss) profit	(300,877)	187,144

Operating expenses:
Depreciation and amortization	47,864	113,422
Selling, general and administrative expenses	616,002	905,593

Loss from operations	(964,743)	(831,871)

Other income (expense):

Gain on extinguishment of liabilities	—	71,481
Gain on disposal of property and equipment	14,000	13,397
Gain on insurance settlement	36,561	90,769
Gain on change in fair value of derivative liability	65,032	—
Interest expense, net	(260,026)	(92,446)
Other expense	(660)	(12,188)
	(145,093)	71,013

Loss before income taxes	(1,109,836)	(760,858)

Income tax expense	12,239	103,125
Net loss	$(1,122,075)	$(863,983)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	116,303,031	110,347,996

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2011 and 2010

			Additional				Stockholders’
	Common Stock		Paid-in	Shares to be issued		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balances, January 1, 2010	106,841,764	$106,844	$62,171,362	535,000	$32,000	$(64,681,927)	$(2,371,721)

Issuance of common stock for services	2,290,630	2,291	90,220	—	—	—	92,511

Issuance of shares for cash	2,821,666	2,821	118,379	(355,000)	(21,200)	—	100,000

Issuance of common stock for accrued interest on notes payable - stockholder	2,765,493	2,764	135,510	—	—	—	138,274

Net loss for the year	—	—	—	—	—	(863,983)	(863,983)

Balances, December 31, 2010	114,719,553	114,720	62,515,471	180,000	10,800	(65,545,910)	(2,904,919)

Issuance of common stock for services	3,079,908	3,080	120,705	—	—	—	123,785

Issuance of shares for cash	2,680,000	2,680	58,120	(180,000)	(10,800)	—	50,000

Net loss for the year	—	—	—	—	—	(1,122,075)	(1,122,075)

Balances, December 31, 2011	120,479,461	$120,480	$62,694,296	—	$—	$(66,667,985)	$(3,853,209)

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(1,122,075)	$(863,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,864	113,422
Stock issued for services	123,785	92,511
Allowance for bad debt	—	2,760
Provision for environmental remediation expense	220,565	41,122
Gain on disposal of property and equipment	(50,561)	(13,397)
Gain on extinguishment of liabilities	—	(71,481)
Operating expenses incurred by note holder on behalf of the company	31,906	—
Non-cash interest	96,724	—
Amortization of deferred debt discount	3,709	—
Gain on change in the fair value of derivative liability	(65,032)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,044	43,327
Prepaid expenses	(12,549)	(28,069)
Other receivables, deposits and restricted cash	(41,606)	(33,095)
Accounts payable and accrued expenses	262,925	392,724
Net cash used in operating activities	(500,301)	(324,159)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	(33,152)	(91,773)
Proceeds from insurance claim and sale of equipment	42,881	25,040
Construction in Progress	(19,743)
Net cash used in investing activities	(10,014)	(66,733)

Cash flows from financing activities:
Repayments of debt	(10,887)	(9,851)
Repayments of related party notes	—	(10,000)
Proceeds from convertible Notes	40,000	—
Proceeds from bank loan	75,000
Proceeds from issuance of common stock	50,000	100,000
Proceeds from notes payable - stockholder	223,957	—
Proceeds from notes payable and capital leases	10,055	50,000
Proceeds from related party notes	154,000	245,200
Net cash provided by financing activities	542,125	375,349

Net increase (decrease) in cash and cash equivalents	31,810	(15,543)

Cash and cash equivalents at beginning of period	4,901	20,444

Cash and cash equivalents at end of period	$36,711	$4,901

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$1,000
Cash paid during the year for income taxes	$—	$—

Non-cash investing and financing activities:

Issuance of common stock for accrued interest on notes payable - stockholder	$—	$138,274
Property and equipment purchased in exchange for accounts payable	$—	$18,680
Assets repossessed by Lien holder	$—	$48,568
Beneficial conversion feature on convertible notes payable	$42,500	$—
Common stock to be issued, issued during the year	$10,800	$—
Notes payable issued for direct payment made by note holders for environmental deposit	$75,000	$—
Payment made by note holder for expenses and to settle accounts payable	$31,906	$—
Insurance settlement remitted directly to vendor for equipment purchases and expenses	$25,578	$—
Equipment purchased with debt	$260,407	$—
Equipment purchases funded by capital lease arrangement	$20,750	$—
Capital lease obligation reclassified as accounts payable as the result of insurance settlement	$13,219	$—

The accompanying notes are an integral part of the consolidated financial statements.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

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

The Company’s only business operations were in the WTE marketplace until the Hutchins tire facility was purchased in 2000. The original purpose of the tire facility was to serve as a site for a WTE system. For this reason, rather than operate the business as a separate segment, the two business lines were integrated for the purposes of financial reporting. In addition, management makes investing and resource allocation decisions based on the combined results of both the tire processing and WTE business. Accordingly, we only have one reportable segment.

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

Going Concern and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,122,075 and approximately $864,000 and used net cash in operating activities of $500,301 and approximately $324,000 for the years ended December 31, 2011 and 2010, respectively, has a working capital deficit of $4,578,163 and approximately $3.2 million and an accumulated deficit of $66,667,985 and approximately $65.5 million at December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

In February 2011, the Company entered into a Purchase and Sale Agreement to sell all of its interest in the approximately 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas. The sale was subject to a variety of conditions, including shareholder approval (See note 9). The buyer elected not to pursue this transaction further in January of 2012.

Although the sale leaseback transaction did not get closed, the company was able to find alternate funding and was able to purchase additional tire shredding equipment. The company successfully installed a tire derived fuel processing line in early 2012, and plans on using the additional revenue from this processing line to stabilize the company and pay down the balances of its creditors. The company plans to ramp up the hours of operation of the facility to generate greater cash flow and continue to look at its options to best utilize the facility.

Corporate Focus

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

In the year ended December 31, 2011, the Company sold shares of common stock and received cash of $50,000. Also during year ended December 31, 2011, the Company entered into loan agreements with related parties and received proceeds of $154,000 and through April 5, 2012 has received no additional loan proceeds from related parties.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation.

Environmental Remediation Accounting

As a result of the company’s ownership of its tire processing and storage facility in Hutchins Texas, the company is under the jurisdiction of the Texas Commission on Environmental Quality (TCEQ). As such, the company is required to post financial assurance with the TCEQ to cover costs associated with a cleanup of the facility in the case of insolvency of the operating firm.

The amount of the financial assurance that the TCEQ requires is calculated upon permit renewal, which occurs once every five years.

In order to maintain proper accounting of the Company’s liabilities, management calculates the environmental remediation liability involved with owning the facility at the time of each quarterly or annual report and compares this value to the financial assurance on file with the TCEQ. Any additional liability for a given period is categorized under “environmental remediation expense” and is shown on the firm’s consolidated statement of operations.

This expense can be calculated in a number of ways. Management believes strongly that the best way to calculate the environmental remediation expense is to determine the amount of material on site (tonnage), then to use current hauling, landfill and equipment operation costs to calculate a per-ton disposal rate. This per- ton disposal rate is then multiplied by the tonnage on site to arrive at the basic cost of disposal number. An additional amount is then added for grading and general site cleanup operations to arrive at a final environmental remediation expense.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Restricted Cash

Cash balances held as collateral for a letter of credit (See Note 9) and cash held in trust accounts which are not authorized or available for general corporate purposes are classified as restricted cash. As of December 31, 2011 and 2010, the restricted cash was $-0- and $20,000, respectively.

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

The allowance for doubtful accounts receivable was approximately $5,700 and $4,300 at December 31, 2011 and 2010, respectively.

One customer comprised approximately 30% and 31% of the accounts receivable balance at December 31, 2011 and 2010, respectively.

Two customers comprised approximately 21% and 10% of revenues for the year ended December 31, 2011 and three customers comprised approximately 21%, 21% and 11% of revenues for the year ended December 31, 2010.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash and certificates of deposit held at commercial banks in the United States in excess of federally insured limits and trade receivables from the Company’s customers. The Company has not experienced a loss in its cash accounts.

Accounts Payable and Accrued Expenses.

 Accounts payable and accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Accounts payable	$784,644	$617,601
Accrued liabilities	1,115,602	937,351
Accrued interest- other	16,292	16,325
Accrued interest-related party	82,247	34,978
Accrued interest- stockholder	101,837	38,001
Accrued compensation and payroll liabilities	588,087	622,021

Total	$2,688,709	$2,266,277

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

The company recorded $47,269 in accrued interest in 2011 and $24,225 in 2010 on the related party debt extended through the agreement with Timothy Ruddy & family. In addition, the company recorded $63,835 in 2011 and $38,001 in 2010 on the shareholder notes and line of credit extended by Richard Strain.

The company disputes the amount of $482,209 of accrued compensation due to prior officer compensation. It is the position of the company that the officers in question had no formal contracts in place, and further, were negligent in their fiduciary responsibility to the company, causing additional problems with creditors and the Internal Revenue Service.

$403,514 of accrued liabilities relate to environmental remediation expense at the Hutchins tire facility. The company believes that as tire derived fuel(TDF) operations begin, this amount will decrease as tires on site will be shredded and sold as TDF

Approximately $534,000 of accrued liabilities in 2011 and $506,000 of accrued liabilties in 2010 relate to amounts accrued to state and federal revenue agencies, due to unfiled tax returns relating to the sale of company assets in 2005 and 2006.

The company plans to use revenues from its tire derived fuel operations to begin to pay down these expenses, but significant repayment of such will more than likely not occur until one of the following occurs:

●	Sale of the Hutchins tire facility
●	Full scale deployment of multiple projects in the Waste to Energy division.

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

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Long-Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of an asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company determines fair values by using a combination of comparable market values and discounted cash flows, which requires the use of significant judgment.

There were no impairment losses during the year ended December 31, 2011 and 2010.

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

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifier™ during the years ended December 31, 2011 and 2010.

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Third party research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred. For the years ended December 31, 2011 and 2010, we incurred approximately $6,100 and $87,500 respectively for third party research and development expense which are included in selling, general and administrative expenses in the consolidated statements of operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Stock Based Compensation to Other than Employees

In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance. The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2011 and 2010.

Fair Value Measurement

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1, defined as observable inputs, such as quoted prices in active markets.

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair values of the Company’s financial instruments, which include cash, restricted cash, accounts receivable, notes and accounts payable approximate carrying value because of their immediate or short-term maturity. The fair value of payables to related parties is not practicable to estimate, due to the related party nature of the underlying transactions. Certificates of deposit are valued utilizing Level 2 inputs and derivative liability is valued utilizing Level 3 inputs.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

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

The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2011 and 2010, accrued interest and penalties on unpaid taxes outstanding was approximately $119,000 and $103,000, respectively

Net Loss per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”).The computation of basic earnings per share (“EPS”) is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

On December 7, 2011 the company entered in a convertible note arrangement for $42,500 with an unrelated party. The note is convertible into common shares at a 42% discount to market value. This is the only potentially dilutive security issued by the company. Fully diluted shares outstanding were 2,747,845 and nil for the years ended December 31, 2011 and 2010.

Derivative Liability

The Company accounts for its embedded conversion features in its convertible debentures in accordance ASC 815-10, “Derivatives and Hedging”, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as non-cash interest and included in interest expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

3. Property and Equipment

Following is a summary of property and equipment at December 31, 2011 and 2010:

	2011	2010
Machinery and equipment	$450,812	$478,198
Construction in Progress	280,151	—
Buildings	95,439	95,439
Vehicles	18,985	19,114
Land	51,085	51,085
Furniture, fixtures and equipment	64,921	62,350
Land Improvements	232,269	224,936
Totals	1,193,662	931,122
Less accumulated depreciation	(624,404)	(650,455)
Net book value	$569,258	$280,667

Depreciation expense was $42,702 and $109,142 and for the years ended December 31, 2011 and 2010, respectively.

Construction in Progress

The Company has elected to use Construction in Progress accounting to handle the acquisition and installation of the equipment needed for our tire derived fuel (TDF) production line. “Construction in Progress” accounting refers to the temporary classification of assets that are being built/assembled before being placed into service. Companies must track these expenses in a special “construction in progress” general ledger account until the asset is complete. Once completed, the asset is placed into service, and begins to be depreciated as any other fixed asset, according to the proper schedules. The company recorded $280,151 in its Construction in Progress account for 2011, with no similar value for 2010. The TDF production assets were placed into service in January of 2012.

Gain on Sale

During 2011 the company sold a fully depreciated Link-Belt excavator which was no longer operational and realized a gain of $14,000.

Burglary

In early July 2011, a burglary occurred at the Hutchins, TX tire processing facility. The perpetrators broke through a perimeter fence on the property and stole a significant amount of equipment, mainly consisting of shop tools, welding equipment, and a skid steer. The facility and equipment were insured and thus the company received compensation for the stolen material. The company recognized gain on the insurance settlement of $36,561, which is shown in the consolidated statement of operations.

4. Intangible Assets

The Company owns one U.S. patent and one European patent and has two pending U.S. patent applications and one pending European patent application which cover its Thermal Gasifier™ technology. These patents and patent applications are for utility patents directed to devices and methods of uses. The US patent expires on August 21, 2018. The European patent was granted January 5, 2011 expires in August 2019.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

At December 31, 2011 and 2010 intangible assets are as follows:

	2011	2010
Patents	$63,720	$63,720
Less accumulated amortization	(35,954)	(30,792)
Intangible assets, net	$27,766	$32,928

Amortization expense for each of the years ended December 31, 2011 and 2010 was $5,162 and $4,280 respectively.

Estimated Future Amortization Expense as of December 31, 2011:

Years Ended December 31,	Amount
2012	$3,936
2013	3,936
2014	3,936
2015	3,936
2016	3.936
There after	8.086
Total	$27,766

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

5. Notes Payable and Capital Lease

At December 31, 2011 and 2010, the Company had the following promissory notes outstanding:

	2011	2010
8.56% installment note, secured by equipment, due August 2013, signed personally by a related party (Note 6)	$—	$16,714
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	50,000	50,000
15% promissory note payable to individual, due on demand, in default	17,000	17,000
7.5% promissory note with bank, co-signed with related party	75,000	—
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	13,382	—
8% convertible note, unsecured, due on September 7, 2012	42,500	—
Total notes payable and capital lease	197,882	83,714
Less: Unamortized debt discount on convertible note	(38,791)	—
Total notes payable and capital lease net of debt discount	159,091	83,714
Less: current maturities, net of unamortized debt discount	(155,193)	(72,827)
Notes payable and capital lease – Long-term	$3,898	$10,887

Maturities of notes payable and capital lease at December 31, 2011 are as follows:

Year ending December 31,
2012	$155,193
2013	3,898
2014	—
$159,091

** The 12% promissory notes were originally due April 22, 2011 but on May 19th, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility. Interest continues to accrue.

Issuance of Convertible Debt

On December 7, 2011, the Company entered into a loan agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of $42,500. The Note is convertible into shares of common stock at a conversion price equal to 58% of the current market price of the stock, as measures by the average of the 3 lowest closes of the past 10 trading days. The Note accrues interest at a rate of 8% per annum and matures on September 7, 2012.

Embedded Derivatives

The Company identified embedded derivatives related to the Convertible Note entered into on December 7, 2011. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $139,224 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

(1) Dividend yield of	0%;

(2) Expected volatility of	377%; and

(3) risk-free interest rate of	10%;

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

The initial fair value of the embedded debt derivative of $139,224 was allocated as a debt discount up to the proceeds of the note with the remainder $96,724 charged to current period operations as interest expenses.

Current Value of Derivative

During the year ended December 31, 2011, the Company amortized $3,709 to current period operations as interest expense.

The fair value of the described embedded derivative of $74,192 at December 31, 2011 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;

(2) dividend yield of	0%; and

(3) volatility factor of	381%;

At December 31, 2011, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $65,032 for the year ended December 31, 2011.

6. Related Party Transactions

At December 31, 2011 and 2010, notes payable - stockholder and notes payable – related party consisted of the following:

	2011	2010
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$500,000	$500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011	146,931	92,752
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets. Due 12/31/2011 – in default	450,000	—
Notes payable- stockholder	$1,096,931	$592,752

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$613,901	$358,600
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$658,901	$403,600

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon. No equity redemption rights have been provided as of December 31, 2011. The maximum amount to be drawn under the line is $375,000. Subsequent to initial draws of approximately $100,000 in 2009, Mr. Strain has provided an additional $50,000 under this line in 2011. Notes are currently in default.

On April 15, 2010, the Company issued 2,765,493 shares of its restricted common stock in exchange for accrued interest on the notes and line of credit of $138,274 (See Note 8).

During 2011 Mr. Strain also provided $450,000 in the form of a promissory note for equipment purchases and working capital to allow the company to install a tire derived fuel production line. This note was due November 14, 2011 and is currently in default

As of December 31, 2011 and 2010, accrued interest outstanding on the notes and line of credit was approximately $102,000 and $38,000, respectively.

Interest expense on the stockholder notes and line of credit for the years ended December 31, 2011 and 2010 was approximately $64,334 and $51,000, respectively.

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

The 8.56% installment loan was executed by Mr. Ruddy on behalf of the Company. At December 31, 2010, the net book value of the equipment financed under the installment note was approximately $18,700 and the remaining lease obligation was approximately $16,700. The equipment was stolen in a burglary at the Hutchins facility in July 2011, and insurance proceeds were used to pay off the remaining balance of the loan.

As of December 31, 2011 and 2010, accrued interest outstanding on the loans was approximately $73,300 and $33,600, respectively.

Interest expense on the loans for the years ended December 31, 2011 and 2010 was approximately $41,900 and $22,900, respectively.

Subsequent to December 31, 2011 and through April 5, 2012, Mr. Ruddy has not loaned the Company additional funds under this agreement.

In December 2009, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”). This letter was called by the TCEQ in December 2011. Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000 (See Note 9).

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Notes payable – related party family

As of December 31, 2011, no interest payments had been made on these notes.

As of December 31, 2011 accrued interest, including accrued shares of the Company and late payment penalties was approximately $8,951.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest. An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013. A final payment of approximately $5,200 will be due in December 2013. The Company has accrued the short term portion of this settlement, and has listed the long term portion of this settlement $40,068 under other long term liabilities on its balance sheet. Through December 31, 2011, $31,945 has been paid toward the settlement, with an additional $4,000 having been paid in this year, as of April 10, 2012

7. Income Taxes

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2011	December 31, 2010
Computed “expected” income tax (benefit) at approximately 37%	$(415,168)	$(282,000)
Permanent differences	4,826	(15,000)
Adjustments to net operating loss carryforwards	69,279	(2,249,000)
Other adjustments		44,000
Change in valuation allowances of deferred income taxes	341,063	2,502,000
Penalties and interest on federal and state income tax returns	12,329	103,000
Income tax expense	$12,329	$103,000

During the year ended December 31, 2011, the Company recorded approximately $12,329 of penalties and interest on prior year unpaid federal and state income tax returns

During the year ended December 31, 2010, the Company recorded approximately $103,000 of penalties and interest on prior year unpaid federal and state income tax returns. Included in this amount was approximately $79,500 of expense that originated prior to January 1, 2010, consistency of approximately $36,000 which should have been recorded in 2009 and $43,500 in years prior to 2009. Management has determined that the impact of these amounts is not material to any prior interim or annual consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss	$8,153,391	$7,826,000
Property and equipment	27,183	49,000
Expense accruals and other	149,331	103,000
Accrued Payroll	215,029	215,000
Total gross deferred tax assets	8,544,934	8,193,000
Less: Valuation allowance	(8,544,934)	(8.193,000)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $21,114,000 which expires between 2020 and 2030. Approximately $12,300,000 of these losses is limited under the change in control provisions of Internal Revenue Code Section 382. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through December 31, 2010, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2011. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2011.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of December 31, 2011 and 2010, there were 120,479,461 and 114,719,553 shares of common stock issued and outstanding.

In April, 2010, the Company issued 2,765,493 shares of its common stock in exchange for outstanding accrued interest on notes payable –stockholder of approximately $138,300 (See Note 6).

Private Offerings

During the year ended December 31, 2010, the Company received $100,000 cash in a private placement for 3,001,666 shares of common stock with 180,000 of these shares classified as common stock to be issued on the December 31, 2010 consolidated balance sheet.

During the year ended December 31, 2011, the Company received $50,000 cash in a private placement for 2,500,000 shares of common stock.

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

During the year ended December 31, 2011, the Company issued 3,079,908 shares of restricted common stock valued at $123,785 based on the market price of the Company’s common stock for legal expenses incurred during the year ended December 31, 2011.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

9. Commitments and Contingencies

Litigation and Claims

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest. An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013. A final payment of approximately $5,200 will be due in December 2013. The Company has accrued the short term portion of this settlement, and has listed the long term portion of this settlement $40,068 under other long term liabilities on its balance sheet. Through December 31, 2011, $31,945 has been paid toward the settlement, with an additional $4,000 having been paid in this year, as of April 10, 2012

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of December 31, 2011:

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008. Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

The Company tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”). At December 31, 2011, the Company has approximately 16,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, we had been able to dispose of this material at a municipal landfill site that used the material as filter and bedding material. However, the landfill has recently transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs. As a result, tire inventory has increased without a ready disposal source.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of cash, surety bond, or letters of credit (approximately $170,000 at December 31, 2011 and 2010) for remediation in the event the Company liquidates and the facility closes. These letters of credit expired on November 27, 2011 and December 10, 2011, respectively. A certificate of deposit in the Company’s name for $20,000 and personal assets of approximately $150,000 owned by Mr. Timothy Ruddy, a Director of the Company (See Note 6), respectively were held as collateral for these letters of credit. Just prior to the expiration of the letters of credit, the TCEQ called the letters of credit, requiring the cash to be held by the TCEQ until new financial assurance could be put in place.

The Company has no other asset retirement obligations.

We have accrued approximately $403,500 and $183,000 at December 31, 2011 and 2010, respectively for the cost of disposing of this material.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

10. Lease Commitments

On March 1, 2012 the company moved its corporate offices to 5151 E 56th Ave, Suite 101, Commerce City, CO 80022. The lease had a term of 12 months, which began on March 1, 2012 and expires on February 28, 2013.  The Company will pay rent and related costs of $350.00 per month.

Rent expense for operating leases, including month-to-month rentals, was approximately $24,100 and $19,500 for the years ended December 31, 2011 and 2010 respectively.

11. Fair Value of Financial Instruments

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2011:

Assets	Level I	Level II	Level III	Total
Environmental deposit	$—	$170,000	$—	$170,000
Total Assets	$—	$170,000	$—	$170,000
Liabilities
Derivative liabilities	$—	$—	$74,192	$74,192
Total Liabilities	$—	$—	$74,192	$74,192

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

The following table provides a summary of changes in fair value of the Companying consolidated financial statements December 31, 2011:

Debt Derivative Liability
Balance, January 1, 2011	—
Initial fair value of debt derivatives at note issuances	139,224
Mark-to-market at December 31, 2011:
- Embedded debt derivatives	(65,032)
Balance, December 31, 2011	$74,192

Net gain for the year included in earnings relating to the liabilities held at December 31, 2011	$65,032

12. Subsequent Events

On January 1, 2012, the Company entered into a contract for the sale of tire derived fuel (TDF) with Trident Environmental Resource Consulting, LLC. The agreement provides for the purchase of up to 9000 tons of TDF during the first six months of 2012 at agreed upon prices.

On January 2, 2012, the Company entered into a contract for the sale of tire derived fuel (TDF) with Geocycle, LLC. The agreement provides for the purchase of up to 6000 tons of TDF during calendar year 2012 at agreed upon prices.

On January 13, 2012, the Brown-Lewisville Railroad Family First Limited Partnership exercised its right to terminate the Sale Leaseback contract it signed on February 17, 2011.

On January 31, 2012, the Company completed final testing on its TDF production line and placed it into service. Tire derived fuel shipments from this line began February 8, 2012.

On February 4, 2012, the Board of Directors accepted the resignation of Bradley Ripps as Interim CEO. Subsequently the board appointed Timothy Ruddy as it new Interim CEO. Mr. Ruddy has agreed to serve in this position without compensation.

On February 15, 2012, the company entered into a financing agreement for net proceeds of $32,750. Three conveyors and a loader were held as collateral for this agreement, which was executed on behalf of the Company by Timothy Ruddy, Interim CEO.

On March 1, 2012 the company moved its corporate offices to 5151 E 56th Ave, Suite 101, Commerce City, CO 80022

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: April 16, 2012	By:	/s/ Timothy D Ruddy
Interim Chief Executive Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Thomas P. Pfisterer	Director Chief Financial Officer	April 16, 2012
Thomas P. Pfisterer

/s/ Timothy D. Ruddy	Director Chief Executive Officer	April 16, 2012
Timothy D. Ruddy

34