Form 10-Q
period 2012-03-31
Vista International Technologies Inc
filed 2012-05-15
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2012; or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 E 56th Ave, Commerce City, Colorado 80022
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
Yes ☐ No ☒.

As of May 15, 2012, Vista International Technologies, Inc. had outstanding 120,479,461 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)

Current assets:
Cash	$2,165	$36,710
Accounts receivable, net	37,077	1,739
Other receivables	44	1,904
Prepaid expenses	23,210	55,410
Total current assets	62,496	95,763

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	549,655	569,258
Intangibles, net	26,782	27,766

Total assets	$810,829	$864,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,912,600	$1,900,246
Accrued compensation and payroll liabilities	570,726	588,087
Accrued interest	239,883	200,376
Notes payables - related parties	659,001	658,901
Notes payable - stockholder	1,096,931	1,096,931
Notes payable and capital leases, current portion	187,004	151,484
Convertible Notes payable net of debt discount	17,722	3,709
Derivative liability	61,552	74,192
Total current liabilities	4,745,419	4,673,926

Other long-term liabilities	28,482	40,068
Notes payable and capital leases, less current portion	-	3,898

Total liabilities	4,773,901	4,717,892

Commitments and contingencies	-	-

Stockholder’s deficit:

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized; 120,479,461 shares issued outstanding at March 31, 2012 and December 31, 2011	120,480	120,480
Additional paid-in capital	62,694,296	62,694,296
Common stock to be issued	5000	-
Accumulated deficit	(66,782,848)	(66,667,985)
Total stockholder’s deficit	(3,963,072)	(3,853,209)

Total liabilities and stockholders’ deficit	$810,829	$864,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31
	2012	2011

Revenues	$155,823	$102,151

Cost of revenue	171,018	77,150

Environmental remediation expenses	(20,958)	62,018

Gross (loss) profit	5,763	(37,017)

Operating expenses:
Selling, general and administrative expenses	72,367	181,196
Total operating expenses	72,367	181,196

Loss from operations	(66,604)	(218,213)

Other income (expense):
Interest expense, net	(62,477)	(32,311)
Gain on change in the fair value of derivative liability	12,640	-
Other Income	1,578
Other expense
	(48,259)	(32,311)

Loss before income taxes	(114,863)	(250,524)

Income tax expenses	-

Net loss	$(114,863)	$(250,524)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	120,479,461	114,719,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Net loss	$(114,863)	$(250,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,725	12,668
Environmental remediation expenses	(20,958)	62,018
Amortization of deferred debt discount	14,013	-
Gain on change in fair value of derivative liability	(12,640)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(35,338)	2,760
Prepaid expenses	7,200	11,409
Other receivables, deposits and restricted cash	1,860	52,388
Accounts payable and accrued expenses	68,872	76,398
Net cash used in operating activities	(71,129)	(32,883)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	(138)	(4,790)
Net cash used in investing activities	(138)	(4,790)

Cash flows from financing activities:
Repayments on debt	(1,128)	(1,758)
Proceeds for Common Stock to be Issued	5,000	-
Proceeds from notes payable and capital lease	32,750	-
Proceeds from related party notes	100	55,000
Net cash provided by financing activities	36,722	53,242

Net (decrease) increase in cash and cash equivalents	(34,545)	15,569

Cash and cash equivalents at beginning of period	36,710	4,901

Cash and cash equivalents at end of period	$2,165	$20,470

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$1,000
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $115,000 and used net cash in operating activities of approximately $71,100 for the three months ended March 31, 2012, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $66.8 million at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the three months ended March 31, 2012, the Company received proceeds of approximately $32,750 from an equipment financing transaction to help with working capital. We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future. Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility, including the installation and operation of a tire derived fuel (“TDF”) production facility.

●	Development of project based opportunities, and Attracting strategic investment

●	Attracting Strategic Investments

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
(unaudited)

Significant Accounting Policies and Nature of Operations (Continued)

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow. In February 2012, the Company began operation of the shredding equipment for its TDF production line. Management expects positive cash flow from production in the second quarter of 2012.

The Company continues to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize their Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. The Company is looking to partner with companies that produce large hydrocarbon-based waste streams and are also in need of thermal and/or electrical energy. The Company is targeting opportunities where there are high disposal fees and energy rates, where they can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user. The Company is reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities. Currently, the Company does not have any Thermal Gasifiers in operation.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities but does not have final agreements or commitments for funding at the present time.

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

We recognize revenue from our tire fuel processing and storage facility in three ways:

●	Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

Tire Derived Fuel revenues are fully earned when the product is accepted at the purchaser’s facility.

●	Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifier™ during the three months ended March 31, 2012 and 2011.

Concentration of Credit Risk

Our two largest customers comprised approximately 20% and 15% of revenues for the three months ended March 31, 2012, and our two largest customers comprised approximately 24% and 12% of revenues for the three months ended March 31, 2011.

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

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Reclassifications

Certain reclassifications to the 2011 statements of operations and cash flows have been made in order to conform it to the 2012 presentation.

2. Notes Payable and Capital Lease

At March 31, 2012 and December 31, 2011, the Company had the following promissory notes outstanding:

	March 31, 2012	December 31, 2011
	(unaudited)
18% installment note, secured by equipment, due December 2013, signed personally by a related party (Note 3)	$32,750	$0
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	50,000	50,000
15% promissory note payable to individual, due on demand, in default	17,000	17,000
7.5% promissory note with bank, co-signed with related party (Note 3)	75,000	75,000
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	12,254	13,382
8% convertible note, unsecured, due on September 7, 2012	42,500	42,500
Total notes payable and capital lease	229,504	197,882
Less: Unamortized debt discount on convertible note	(24,778)	(38,791)
Total notes payable and capital lease net of debt discount	204,726	159,091
Less: current maturities, net of unamortized debt discount	(204,726)	(155,193)
Notes payable and capital lease – Long-term	$-0-	$3,898

Maturities of notes payable and capital lease at March 31, 2012 are as follows:

Period ending March 31,	Amount ($)
2013	$204,726
$204,726

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

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
 (unaudited)

2. Notes Payable and Capital Lease (Continued)

Current Value of Derivative

During the three months ended March 31, 2012, the Company amortized $14,013 of the debt discount to current quarter operations as interest expense.

The fair value of the described embedded derivative of $61,552 at March 31, 2012 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;

(2) dividend yield of	0%; and

(3) volatility factor of	369%;

At March 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $12,640 for the quarter ended March 31, 2012.

3. Related Party Transactions

At March 31, 2012 and December 31, 2011 notes payable - stockholder and notes payable – related parties consisted of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$500,000	$500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011	146,931	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets. Due 12/31/2011 – in default	450,000	450,000
Notes payable- stockholder	$1,096,931	$1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Ruddy	$614,001	$613,901
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$659,001	$658,901

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon. No equity redemption rights have been provided as of March 31, 2012. The maximum amount to be drawn under the line is $375,000. Mr. Strain indicated that no further advances will be made under the line of credit agreement. The outstanding balance as of March 31, 2012 is $146,931

In September through December 2011, the Company received $450,000 from a promissory note extended by Mr. Strain to be used for working capital and to be paid directly to specified vendors for the purchase of shredding equipment to be utilized for the Company’s TDF production line. The outstanding balance as of March 31, 2012 is $450,000

All other debt of the Company is substantially subordinated to Mr. Strain.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
 (unaudited)

3. Related Party Transactions (Continued)

As of March 31, 2012 and December 31, 2011, accrued interest outstanding on the loans was approximately $126,300 and $102,000, respectively.

Interest expense on the loans for the three months ended March 31, 2012 was approximately $24,500. Interest expense on the loans for the three months ended March 31, 2011 was approximately $13,400.

Notes payable – related party

The Company has a loan agreement with Mr. Timothy D. Ruddy, a Director and Interim CEO of the Company, in which Mr. Ruddy has the option, at his discretion, to receive payment as follows:

(a)	repayment of principal and interest @8%;

(b)	conversion of outstanding amount without accrual of interest into the Company’s common stock based on the quoted market price of the stock at the dates loans were made;

(c)	any combination of cash and stock as described in (a) and (b)

The outstanding balance on these loan as of March 31, 2012 is $614,001

The 20.6% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in July 2011. At March 31, 2012, the remaining obligation was approximately $12,254 and the net book value of the equipment financed was approximately $26,100. Mr. Ruddy also paid $6,000 of the required down payment, which has been included in his outstanding loan balance. The Company is responsible for future monthly payments of $1,350, continuing through December 2012. Interest is accrued based on the outstanding balance of the obligation.

The 18% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in February 2012. At March 31, 2012, the remaining obligation was approximately $32,750 and the net book value of the equipment financed was approximately $37,500. The Company is responsible for future monthly payments of $1,955, continuing through December 2013. Interest is accrued based on the outstanding balance of the obligation.

As of March 31, 2012 and December 31, 2011, accrued interest outstanding on the loan with Mr Ruddy was approximately $85,500 and $73,300, respectively.

Interest expense on the loans for the three months ended March 31, 2012 was approximately $13,300. Interest expense on the loans for the three months ended March 31, 2011 was approximately $7,600.

During the three months ended March 31, 2012, the Company received additional loans from Mr. Ruddy of approximately $100.

In December 2010, Mr. Ruddy has provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”). This letter was called by the TCEQ in December 2011. Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000 (See Note 2).

Notes payable – related party family

12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $45,000 as of March 31, 2012.

As of March 31, 2012, no interest payments have been made on these notes. Default has been waived.

As of March 31, 2012 and December 31, 2011, accrued interest outstanding on the loans was approximately $10,300 and $8,951, respectively.

Interest expense on the loans for the three months ended March 31, 2012 was approximately $1,300. Interest expense on the loans for the three months ended March 31, 2011 was approximately $1,300.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
 (unaudited)

3. Related Party Transactions (Continued)

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest. An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through December 2013. A final payment of approximately $5,200 will be due in December 2013. As of March 31, 2012, the Company has accrued the short term portion of this settlement of approximately $34,000 under accounts payable and accrued liabilities and has listed the long term portion of this settlement $28,482 under other long term liabilities on its balance sheet. Through March 31, 2012, $35,945 has been paid toward the settlement, with no additional payments having been paid in the subsequent period, as of May 8, 2012

4. Stockholders’ Equity

As of March 31, 2012, the Company has an obligation to issue approximately 100,000 shares of its restricted common stock to an investor. The accompanying unaudited condensed consolidated financial statements reflect an accrual of approximately $5,000 for these unissued shares as of March 31, 2012.

As of March 31, 2012 and December 31, 2011, there were 120,479,461 shares of common stock issued and outstanding.

5. Commitments and Contingencies

Encumbrance on Company Assets

On September 13, 2011 the Company entered into an agreement with the Internal Revenue Service (“IRS”) to pay a delinquent payroll tax obligation of approximately $88,700, including penalties and interest, at the rate of $5,000 per month. The IRS has filed a tax lien against the Company in connection with this obligation. The Company expects to use revenues from TDF production at its industrial site in Hutchins Texas to satisfy the remainder of this obligation (See Note 1).

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008. Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Litigation and Claims

In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee. An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013. At March 31, 2012, liabilities for approximately $34,000 and $28,500 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ. At March 31, 2012, the Company had approximately 15,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $381,500 at March 31, 2012. This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $22,000 compared to December 31, 2011. This amount has been recorded as environmental remediation expense in the accompanying condensed consolidated statements of operations.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
(unaudited)

5. Commitments and Contingencies (Continued)

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at March 31, 2012) for remediation in the event the Company liquidates and the facility closes.  The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, $75,000 in cash provided by Mr. Ruddy, and a $75,000 loan held jointly by the company and Mr. Ruddy. The Company has no other asset retirement obligations.

6. Fair Value of Financial Instruments

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2012:

		Fair Value Measurements at March 31, 2012 using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$61,552	-	-	$61,552

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011
 (unaudited)

6. Fair Value of Financial Instruments (Continued)

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

Debt Derivative Liability
Balance, January 1, 2012	$74,192

Initial fair value of debt derivatives at note issuances	-

Mark-to-market at March 31, 2012:

- Embedded debt derivatives	(12,640)

Balance, March 31, 2012	$61,552

Net gain for the period included in earnings relating to the liabilities held at March 31, 2012	$12,640

7. Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed consolidated financial statements.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended March 31, 2012, compared with the operating results for the period ended March 31 2011.

Business Overview and Presentation

Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our results of operations, cash flows and financial position.

●	Inability to attract adequate debt or equity funding to implement our business plan
●	Delay in successfully demonstrating our Thermal Gasifier™ technology
●	Ongoing operating losses

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Englewood, Colorado.

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

At March 31, 2012, the Company had approximately 15,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012 , Based on these circumstances, the Company has estimated a disposal cost of approximately $381,500 at March 31, 2012.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $115,000 and used net cash in operating activities of approximately $71,100       for the three months ended March 31, 2012, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $66.8 million at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the three months ended March 31, 2012, the Company received proceeds of approximately $32,750 from an equipment financing transaction to help with working capital. We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility, including the operation of a tire derived fuel (“TDF”) production facility.

●	Development of project based opportunities, and

●	Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow. In February 2012, the Company began operation of the shredding equipment for its TDF production line. Management expects positive cash flow from production in the second quarter of 2012.

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

Results of Operations

Overview

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011	2012 vs 2011	% Chg 2012 vs 2011

Revenues	$155,823	$102,151	$53,672	53%

Cost of revenue	171,018	77,150	93,868	122%

Environmental remediation expenses	(20,958)	62,018	(82,976)	-134%

Gross (loss) profit	5,763	(37,017)	42,780	-116%

Operating expenses:
Selling, general and administrative expenses	72,367	181,196	(108,829)	-60%
Total operating expenses	72,367	181,196	(108,829)	-60%

Loss from operations	(66,604)	(218,213)	151,609	-69%

Other income (expense):
Inerest expense, net	(62,477)	(32,311)	(30,166)	93%
Gain on change in the fair value of derivative liability	12,640	-	12,640	NaN
Other Income	1,578		1,578	NaN
Other expense
	(48,259)	(32,311)	(15,948)	49%

Loss before income taxes	(114,863)	(250,524)	135,661	-54%

Income tax expenses		-	-	-

Net loss	$(114,863)	$(250,524)	$135,661	-54%

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenue

Revenue consisted primarily of tipping fees received for acceptance of whole passenger and truck tires, with additional revenue generated in Q1 2012 from TDF sales. Revenue increased in the first quarter of 2012 due to a higher volume of customer disposals during the three months ended March 31, 2012, as well as from the new TDF revenue source, which contributed roughly $29,900 to the total. The Company’s two largest customers comprised approximately 20% and 15% of revenues for the three months ended March 31, 2012, while the Company’s two largest customers comprised approximately 24% and 12% of revenues for the three months ended March 31, 2011.

The Company expects revenue to remain elevated, and increase slightly as the company enters the seasonally strong second and third quarters.

Cost of Revenue

Cost of revenue for our tire processing operations increased by roughly $94,000 over the prior year period, primarily due to the additional personnel and equipment required to install and operate the TDF line. The main components of this increase were an increase in salaries and wages of approximately $28,600, an increase in equipment repair and maintenance of approximately $27,300, and an increase in equipment rental of roughly $8,500

These higher costs are consistent with continued operation of a tire derived fuel processing facility and are expected to continue in to the future as long as TDF is being produced at the Hutchins facility.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ. At March 31, 2012, the Company had approximately 15,200 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. This represents a roughly 1100 ton decrease from the December 31, 2011 estimate. The Company estimated a total disposal cost of approximately $381,500 at March 31, 2012, which resulted in a gain of approximately $21,000 for the three months ended March 31,2012 as compared to a loss of approximately $62,000 in the comparable prior year period. Management believes that total disposal costs will continue to decrease through 2012 as TDF production capacity exceeds tire intake, with future reductions anticipated as the tire inventory is reduced over future periods.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at March 31, 2012) for remediation in the event the Company liquidates and the facility closes. The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $232,000 as of March 31, 2012. Accordingly, our assurance is deficient by approximately $60,000 as of March 31, 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $109,000 in the period ending March 31, 2012 as compared to the prior year period. The main drivers of this decrease were a significant reduction in corporate overhead, as evidenced by a $22,000 reduction in salaries and wages, a $21,800 reduction in accounting fees paid, and a $28,100 reduction in legal fees. The additional accounting and legal fees paid in Q1 2011 were in part due to the added costs of preparing the proxy for the proposed Hutchins sale/leaseback transaction. The transaction was terminated by the purchaser in January, 2012.

Overall, this quarter reflects the beginning of a trend toward significant decreases in spending on salaries and outside services due to cost control measures and a lack of liquidity. Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Interest Expense

Interest expense increased by approximately $30,200 for the period ending March 31, 2012 versus the year ago period, primarily due to an increase in related party and stockholder borrowings to finance the installation of the TDF production line. These borrowings included a $450,000 promissory note from a shareholder, as well additional amounts contributed by a related party for site cleanup and working capital.

Gain on Change in Fair Value of Derivative Liability

During the three months ended March 31, 2012, the company recorded a gain of approximately $12,600 due to the change in fair value of the derivative portion of a convertible note signed in December, 2011, There was with no comparable event in 2011.

Liquidity and Capital Resources

The Company had a cash balance of approximately $2,200 at March 31, 2012. Our cash balance decreased approximately $18,200 as compared to March 31, 2011 due primarily to the timing of payment on the Company’s TDF contracts. The TDF purchaser generally has 30 days or longer to pay for the TDF product, so receivables increased during the quarter with a corresponding decrease in the cash balance.

We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations. The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding. In the near future we are relying on funding from principal shareholders and related parties to provide cash to fund operations in the forseeable future as described in more detail under the heading “Management’s Plans” above. If we are unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of March 31, 2012, we had a working capital deficiency of approximately $4.7 million, which includes notes payable to a stockholder of roughly $1.096 million (notes currently in default), notes payable to a related party of approximately $659,000, a liability of approximately $381,500 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $482,000.

As of March 31, 2012, we owed approximately $61,800 to the Internal Revenue Service in delinquent payroll taxes and penalties. Monthly payments of $5,000 have been made to the Internal Revenue Service since December 28, 2010.

During the three months ended March 31, 2012, the Company received proceeds of approximately $32,750 from an equipment financing transaction to help with working capital.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-Kfor the fiscal year ended December 31, 2011. As of March 31, 2012, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee. On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee. An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013. At March 31, 2012, liabilities for approximately $34,000 and $28,500 has been included in accounts payable and accrued liabilities and other long term liabilities, respectively, related to this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2012, the Company has an obligation to issue approximately 100,000 shares of its restricted common stock to an investor. The accompanying condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of March 31, 2012.

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

Item 4. Reserved.

Item 5. Other Information.

Not Applicable.

Item 15. Exhibits and Financial Statement Schedules

2.1 Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership Δ

3(i).1 Certificate of Incorporation*

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

10.3 Vista International Technologies, Inc. Equity Participation Plan*

10.4 Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5 Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6 Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain****

10.7 Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain Δ

10.8 Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.9 Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.10 Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.11 Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.12 Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.13 Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.14 Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15 Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16 Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17 Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18 Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”) Δ

10.19 Continuation of Consulting and Services Agreement effective January 4, 2010 Δ

10.20 Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International Δ

10.21 Alternative Fuel Purchase Agreement, dated January 2nd, 2012, between Vista International Technologies, Inc, And Geocycle, LLC.++++

10.22 Release of Contract, dated January 18, 2012, between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership++++

10.23 Alternative Fuel Purchase Agreement, dated January 1, 2012, between Vista International Technologies, Inc. and Trident Environmental Resource Consulting, LLC++++

10.24 Convertible Note dated December 7, 2011 between Vista International Technologies, Inc. and Asher Enterprises, Inc.++++

10.25 Lease Agreement dated March 1, 2012 between Vista International Technologies, Inc, and Electric Power Equipment Company.++++

10.26 Equipment Financing Agreement, dated February 15, 2012, between Vista International Technologies, Inc (Timothy Ruddy) and REO Holdings.++++

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

Δ Denotes document filed as an exhibit to our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2010 and incorporated herein by reference.

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

++++ Denotes document filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: May 15, 2012	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)