Form 10-Q
period 2012-06-30
Vista International Technologies Inc
filed 2012-08-14
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2012; or

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
Yes  ☐   No  ☒.

As of August 14, 2012, Vista International Technologies, Inc. had outstanding 121,925,244 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$8,840	$36,710
Accounts receivable, net	27,951	1,739
Other receivables	196	1,904
Prepaid expenses	10,587	55,410
Total current assets	47,574	95,763

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	549,659	569,258
Intangibles, net	25,798	27,766
Total assets	$794,927	$864,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,917,285	$1,900,246
Accrued compensation and payroll liabilities	544,484	588,087
Accrued interest	280,833	200,376
Notes payables - related parties	740,043	658,901
Notes payable - stockholder	1,096,931	1,096,931
Notes payable and capital leases, current portion	205,673	151,484
Convertible notes payable net of debt discount	19,734	3,709
Derivative liability	42,069	74,192
Total current liabilities	4,847,052	4,673,926

Other long-term liabilities	19,866	40,068
Notes payable and capital leases, less current portion	-	3,898
Total liabilities	4,866,918	4,717,892

Commitments and contingencies		-

Stockholder’s deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31,2011	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 121,925,244 and 120,479,461 shares issued outstanding at June 30, 2012 and December 31,2011, respectively	121,926	120,480
Additional paid-in capital	62,704,850	62,694,296
Common stock to be issued	5,000	-
Accumulated deficit	(66,903,767)	(66,667,985)
Total stockholder’s deficit	(4,071,991)	(3,853,209)
Total liabilities and stockholders’ deficit	$794,927	$864,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$164,955	$123,618	$320,778	$225,770

Cost of revenue	197,359	114,296	368,377	191,447

Environmental remediation expenses	(12,677)	124,966	(33,635)	186,984

Gross (loss) profit	(19,727)	(115,644)	(13,964)	(152,661)

Operating expenses:
Selling, general and administrative expenses	60,394	160,958	132,761	342,154
Total operating expenses	60,394	160,958	132,761	342,154

Loss from operations	(80,121)	(276,602)	(146,725)	(494,815)

Other income (expense):
Interest expense, net	(60,771)	(43,620)	(123,248)	(75,931)
Gain on change in the fair value of derivative liability	19,483	-	32,123	-
Finance charges	(822)	-	(822)	-
Other income	1,311	5,857	2,890	5,857
	(40,798)	(37,763)	(89,057)	(70,074)

Loss before income taxes	(120,919)	(314,365)	(235,782)	(564,889)

Income tax expenses	-	-	-	-

Net loss	$(120,919)	$(314,365)	$(235,782)	$(564,889)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	120,733,665	114,807,679	120,606,563	114,763,859

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(235,782)	$(564,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,724	24,781
Operating expenses incurred by noteholder	1,042	-
Common stock issued for services provided	-	79,553
Environmental remediation expenses	(33,635)	186,984
Gain on sale of property and equipment	(1,100)	(1,000)
Amortization of deferred debt discount	28,026	-
Gain on change in fair value of derivative liability	(32,123)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(26,212)	4,159
Prepaid expenses	19,823	15,064
Restricted cash and other receivables assets	1,708	48,388
Accounts payable and accrued expenses	92,326	106,370
Net cash used in operating activities	(139,203)	(100,590)

Cash flows from investing activities:
Proceeds from sale of fixed assets	1,100	(9,734)
Purchase of fixed assets for cash	(137)	-
Net cash provided (used in) in investing activities	963	(9,734)

Cash flows from financing activities:
Repayments on debt	(13,693)	(2,854)
Proceeds for common stock to be issued	5,000	-
Proceeds from notes payable and capital lease	32,750	-
Proceeds from line of credit	81,213	-
Proceeds from related party notes	5,100	154,000
Net cash provided by financing activities	110,370	151,146

Net increase (decrease) in cash and cash equivalents	(27,870)	40,822

Cash and cash equivalents at beginning of period	36,710	4,901

Cash and cash equivalents at end of period	$8,840	$45,723

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$2,500
Cash paid during the period for taxes	$-	$-
Non cash Investing & Financing activities:
Accounts payable paid by director – increase in notes payable- related party	$-	$13,223
Issuance of common stock in exchange for settlement of convertible notes payable	$12,000	$-
Equipment purchases funded by capital lease arrangement	$25,021	$-
Note payable issued for direct payment made by note holders for repayment of bank loan incurred for environmental deposit	$76,042	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

 Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2012 and 2011
(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Commerce City, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

Going Concern and Management’s Plan

The Company reported a net loss of approximately $235,800 and used net cash in operating activities of $139,203 for the six months ended June 30, 2012, has a working capital deficiency of approximately $4.8 million and an accumulated deficit of approximately $66.9 million at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the six months ended June 30, 2012, the Company received proceeds of $32,750 from an equipment financing transaction as well as proceeds from lines of credit totaling roughly $82,000 to help with working capital.  We expect that the Company will continue to rely on loans, including those  from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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
Three and six months ended June 30, 2012 and 2011
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

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.   We have recognized no revenue from the sale of our Thermal Gasifier™ during the six months ended June 30, 2012 and 2011.

Concentration of Credit Risk

Our two largest customers comprised approximately 29% and 17% of revenues for the six months ended June 30, 2012, and 38% and 19% of revenues for the three months ended June 30, 2012, Our two largest customers comprised approximately 25% and 11% of revenues for the six months ended June 30, 2011, and 21% and 8% of revenues for the three months ended June 30, 2011

Use of Estimates

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
Three and six months ended June 30, 2012 and 2011
(unaudited)

Recent Accounting Pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

1. Significant Accounting Policies and Nature of Operations (Continued)

 Reclassifications

Certain reclassifications to the 2011 statements of operations and cash flows have been made in order to conform it to the 2012 presentation.

2. Notes Payable and Capital Lease

At June 30, 2012 and December 31, 2011, the Company had the following promissory notes outstanding:

	June 30, 2012 Unaudited	December 31, 2011
18% installment note, secured by equipment, due December 2013, signed personally by a related party (Note 3)	$26,885	$-
14% installment note, secured by equipment, due July 1 2014, signed personally by a related party(Note 3)	22,371	-
12% line of credit payable, secured by the assets of the company,due on demand after 6/30/13.	76,213
12% line of credit payable, secured by the assets of the company,due on demand after 6/30/13.	5,000
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	50,000	50,000
15% promissory note payable to individual, due on demand, in default	17,000	17,000
7.5% promissory note with bank, co-signed with related party (Note 3)	-	75,000
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	8,204	13,382
Total notes payable and capital lease	205,673	155,382
8% convertible note, unsecured, due on September 7, 2012	30,500	42,500
Total notes payable and capital lease including convertible note	236,173	197,882
Less: Unamortized debt discount on convertible note	(10,766)	(38,791)
Total notes payable and capital lease including convertible note net of debt discount	225,407	159,091
Less: current maturities, net of unamortized debt discount	(225,407)	(155,193)
Notes payable and capital lease – Long-term	$--	$3,898

Maturities of notes payable and capital lease at June 30, 2012 are as follows:

Period ending June 30,	Amount ($)
2013	$225,408
$225,408

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2012 and 2011
 (unaudited)
2. Notes Payable and Capital Lease (Continued)

** The 12% promissory notes were originally due April 22, 2011 but on May 19th, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility. Interest continues to accrue.

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $5,000 against the line of credit during the second quarter.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013. The company drew $76,213 against this line of credit during the second quarter.

Issuance of Convertible Debt

On December 7, 2011, the Company entered into a loan agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of $42,500.  The Note is convertible into shares of common stock at a conversion price equal to 58% of the current market price of the stock, as measures by the average of the 3 lowest closes of the past 10 trading days. The Note accrues interest at a rate of 8% per annum and matures on September 7, 2012. On June 14, 2012  $12,000 note converted into 1,445,783 common stock.  Current balance of $30,500 outstanding net of debt discount $10,766 as of June 30, 2012.

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

Current Value of Derivative

During the six months ended June 30, 2012, the Company amortized $28,026 of the debt discount to current operations as interest expense.

The fair value of the described embedded derivative of $42,069 at June 30, 2012 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	10%;

(2) dividend yield of	0%; and

(3) volatility factor of	336%;

At June 30, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $32,123 for the six months ended June 30, 2012.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six  months ended June 30, 2012 and 2011
 (unaudited)

3. Related Party Transactions

At June 30, 2012 and December 31, 2011 notes payable - stockholder and notes payable – related parties consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$500,000	$500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011	146,931	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets. Due 12/31/2011 – in default	450,000	450,000
Notes payable- stockholder	$1,096,931	$1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$695,043	$613,901
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$740,043	$658,901

.Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of June 30, 2012.  The maximum amount to be drawn under the line is $375,000.   Mr. Strain indicated that no further advances will be made under the line of credit agreement. The outstanding balance as of June 30, 2012 is $146,931.

In September through December 2011, the Company received $450,000 from a promissory note extended by Mr. Strain  to be used for working capital  and to be paid directly to specified vendors for the purchase of shredding equipment to be utilized for the Company’s TDF production line. The outstanding balance as of June 30, 2012 is $450,000

All other debt of the Company is substantially subordinated to Mr. Strain.

As of June 30, 2012 and December 31, 2011, accrued interest outstanding on the loans was approximately $150,700 and $102,000, respectively.

Interest expense on the loans for the three and six months ended June 30, 2012 was approximately $24,500 and $48,900.  Interest expense on the loans for the three and six months ended June 30, 2011 was approximately $13,000 and $26,500.

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
The outstanding balance as of June 30, 2012 is $695,043

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2012 and 2011
 (unaudited)

3. Related Party Transactions (Continued)

The 20.6% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in July 2011.  At June 30, 2012, the remaining obligation was approximately $8200 and the net book value of the equipment financed was approximately $24,600.  Mr. Ruddy also paid $6,000 of the required down payment, which has been included in his outstanding loan balance.  The Company is responsible for future monthly payments of $1,350, continuing through December 2012.  Interest is accrued based on the outstanding balance of the obligation.

The 18% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in February 2012.  At June 30, 2012, the remaining obligation was approximately $26,900 and the net book value of the equipment financed was approximately $35,500.  The Company is responsible for future monthly payments of $1,955, continuing through December 2013.  Interest is accrued based on the outstanding balance of the obligation.

The 14% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in May 2012.  At June 30, 2012, the remaining obligation was approximately $22,800 and the net book value of the equipment financed was approximately $24,400.  The Company is responsible for future monthly payments of $1,080, continuing through July 1, 2014.  Interest is accrued based on the outstanding balance of the obligation.

 As of June 30, 2012 and December 31, 2011, accrued interest outstanding on the loan with Mr Ruddy was approximately $100,300 and $73,300, respectively.

Interest expense on the loans for the three and six months ended June 30, 2012 was approximately $13,300 and $25,500.  Interest expense on the loans for the three and six months ended June 30, 2011 was approximately $9,600 and $19,500.

During the six months ended June 30, 2012, the Company received additional loans from Mr. Ruddy of approximately $76,000.

In December 2010, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”).  This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000 (See Note 3).   This loan has subsequently been paid off by Mr Ruddy.

Notes payable – related party family

12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $45,000 as of March 31, 2012.

As of June 30, 2012, no interest payments have been made on these notes. Default has been waived.

As of June 30, 2012 and December 31, 2011, accrued interest outstanding on the loans was approximately $11,600 and $8,950, respectively.

Interest expense on the loans for the three and six months ended June 30, 2012 was approximately $1,300 and $2,600.  Interest expense on the loans for the three and six months ended June 30, 2011 was approximately $1,300 and $2,600.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013. As of June 30, 2012, the Company has accrued the short term portion of this settlement of approximately $42,300 under accounts payable and accrued liabilities, and has listed the long term portion of this settlement of $19,866 under other long term liabilities on its balance sheet. Through June 30, 2012, $38,945 has been paid toward the settlement, with no additional payments having been paid in the subsequent period, as of August 6th, 2012

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2012 and 2011
 (unaudited)

4. Stockholders’ Equity

As of June 30, 2012, the Company has an obligation to issue approximately 100,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated financial statements reflect an accrual of approximately $5,000 for these unissued shares as of June 30, 2012.

As of June 30, 2012 and December 31, 2011, there were 121,925,244 and 120,479,461 shares of common stock issued and outstanding respectively.

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

In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013.  At June 30, 2012, liabilities for approximately $42,300 and $19,900 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2012, the Company had approximately 14,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as  needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $33,600 at June 30, 2012.  This amount has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, and reflects a decrease of approximately $33,600 compared to December 31, 2011.  This amount has been recorded as environmental remediation expense in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at June 30, 2012) for remediation in the event the Company liquidates and the facility closes.     The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

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

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2012 and 2011
 (unaudited)
6. Fair Value of Financial Instruments (Continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2012:

		Fair Value Measurements at June 30, 2012 using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$42,069	-	-	$42,069

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2012:

Debt Derivative Liability
Balance, January 1, 2012	$74,192

Initial fair value of debt derivatives at note issuances	-

Mark-to-market at June 30, 2012:

- Embedded debt derivatives	(32,123)

Balance, June 30, 2012	$42,069

Net gain for the period included in earnings relating to the liabilities held at June 30, 2012	$32,123

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended June 30, 2012, compared with the operating results for the period ended June 30 2011.

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

At June 30, 2012, the Company had approximately 14,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012 ,  Based on these circumstances, the Company has estimated a disposal cost of approximately $368,800 at June 30, 2012.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $235,800 and used net cash in operating activities of approximately $139,203  for the six months ended June 30, 2012, has a working capital deficiency of approximately $4.8 million and an accumulated deficit of approximately $66.9 million at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the six months ended June 30, 2012, the Company received proceeds of approximately $32,750 from an equipment financing transaction as well as proceeds from lines of credit totaling roughly $82,000 to help with working capital.  We expect that the Company will continue to rely on loans, including those  from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Results of Operations

Overview:

The following table summarizes our results of operations for  the Three and Six Months Ended June 30, 2012  and 2011

	Three Months Ended		Increase(Decrease)		Six Months Ended		Increase(Decrease)
	June 30, 2012	June 30, 2011	$ Chg	%Chg	June 30, 2012	June 30, 2011	$ Chg	%Chg

Revenues	$164,955	$123,618	$41,337	33.4%	$320,778	$225,770	$95,008	42.1%

Cost of revenue	197,359	114,296	83,063	72.7%	368,377	191,447	176,930	92.4%

Environmental remediation expenses	(12,677)	124,966	(137,643)	-110.1%	(33,635)	186,984	(220,619)	-118.0%

Gross (loss) profit	(19,727)	(115,644)	95,917	-82.9%	(13,964)	(152,661)	138,697	-90.9%

Operating expenses:
Selling, general and administrative expenses	60,394	160,958	(100,564)	-62.5%	132,761	342,154	(209,393)	-61.2%
Total operating expenses	60,394	160,958	(100,564)	-62.5%	132,761	342,154	(209,393)	-61.2%

Loss from operations	(80,121)	(276,602)	196,481	-71.0%	(146,725)	(494,815)	348,090	-70.3%

Other income (expense):
Interest expense, net	(60,771)	(43,620)	(17,151)	41.2%	(123,248)	(75,931)	(47,317)	62.3%
Gain on change in the fair value of derivative liability	19,483	-	19,483	N/A	32,123	-	32,123	N/A
Finance Charges	(822)	-	(822)		(822)	-	(822)	N/A
Other Income	1,311	5,857	(4,546)	-77.6%	2,890	5,857	(2,967)	-50.7%
	(40,798)	(37,763)	(3,035)	8.0%	(89,057)	(70,074)	(18,983)	27.1%

Loss before income taxes	(120,919)	(314,365)	193,446	-61.5%	(235,782)	(564,889)	329,107	-58.3%

Income tax expenses	-	-	-	-	-

Net loss	$(120,919)	$(314,365)	$193,446	-61.5%	$(235,782)	$(564,889)	$329,107	-58.3%

Results of Operations for the Three Months Ended June 30, 2012 and 2011.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from sales of TDF (tire derived fuel) rose 33%, or roughly $41,300 as compared with the three months ended June 30, 2011.  The majority of the increase is due to the sale of TDF, which began in February 2012 and is not reflected in the 2011 numbers.  The Company’s customer list in 2012  is consistent with its customer list in 2011.

Two customers comprised approximately 38% and 19% of revenues for the three months ended June 30, 2012 and 21% and 8% of revenues for the three months ended June 30, 2011.

Cost of Revenue

Cost of revenue for our tire processing operations increased roughly $83,000 from the year earlier period due mainly to an increase in equipment repair and maintenance of $48,700 due to the increased amount of tire shredding equipment to be repaired and maintained, an increase in labor costs of $21,000 and an increase of $9,000 in outside services used in production.

Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2012, the Company had approximately 14,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site  Based on these new circumstances, the Company has estimated a disposal cost of approximately $368,800 at June 30, 2012, resulting in income of $12,700 for the three months ended June 30, 2012 as compared to an expense of  approximately $125,000 in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $235,700 as of June 30, 2012.  Accordingly, our assurance is deficient by approximately $65,700 as of June 30, 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $100,600 for the three months ended June 30, 2012 as compared to the year ago period.  The decrease was due primarily to a decrease of $54,500 in consulting services and $39,200 in legal expenses.  The significant changes were due to comparisons to costs incurred during 2011 when the company was attempting a sale/leaseback of  its Hutchins tire facility and were therefore not necessary in 2012.  Labor costs also decreased roughly $30,700 as a result of the company streamlining its corporate operations in early 2012.  These decreases were offset by an increase in outside services of roughly $7,500. Overall, this quarter reflects the continuation of a trend toward significant decreases in salaries and legal/accounting expenses due to lack of liquidity.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Interest Expense

Interest expense increased roughly $18,000 in the three months ended June 30, 2012, due to an increase in related party borrowings during the second half of 2011 and continuing into 2012 for working capital and to fund the purchase and installation of the TDF production line.

Gain on Change in Fair Value of Derivative Liability

During the three months ended June 30, 2012,  the company recorded a gain of approximately $19,500 due to the change in fair value of the derivative portion of a convertible note signed in December, 2011,   There was no comparable event  in June 2011.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from the sale of tire derived fuel(TDF), increased by 42%, or roughly $95,000 during the six months ended June 30, 2012  as compared to the six months ended June 30, 2011 due to the sale of tire derived fuel in 2012.  Tipping fee revenue remained roughly constant year over year.

Two customers comprised approximately 29% and 17% of revenues for the six months ended June 30, 2012 and approximately 25% and 11% of revenues for the six months ended June 30, 2011.

Cost of Revenue

Cost of revenue for our tire processing operations increased by roughly $177,000 due to added cost to operate the TDF production line.  This resulted mainly from  an increase of  $76,000 in equipment repair and maintenance from the added costs of maintaining the additional shredding machines, an increase of $48,000 in labor costs, and an increase of roughly $26,000 in depreciation expense for the added equipment.

Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2012, the Company had approximately 14,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was now required to pay transportation and disposal costs in order to reduce its tire shred inventory.   Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site    Based on these new circumstances, the Company has estimated a disposal cost of approximately $368,800 at June 30, 2012, resulting in income of $33,600 for the current period as compared to an expense of approximately $187,000  in the comparable prior period. Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $235,700 as of June 30, 2011.  Accordingly, our assurance is deficient by approximately $65,700 as of June 30, 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $209,000 in the six months ended June 30, 2012.
This was primarily due to decreases of $67,000 in Legal expenses and $62,500 in Consulting services.  These costs were directly related to the attempted sale leaseback transaction attempted in 2011.  Also contributing to the decrease in expenses was a decrease in labor costs of $52,400 due to streamlining of corporate operations in early 2012

The results for the six month period reflect a continuation of a trend toward significant decreases in salaries and consulting expenses due to lack of liquidity.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Interest Expense

Interest expense increased  approximately $47,300  in the period ended June 30, 2012 due to an increase in stockholder and  related party borrowings during the second half of 2011 and continuing into 2012 which were utilized for working capital and to purchase and install the TDF line.

Gain on Change in Fair Value of Derivative Liability

During the six months ended June 30, 2012,  the company recorded a gain of approximately $32,100 due to the change in fair value of the derivative portion of a convertible note signed in December, 2011,   There was no comparable event  in 2011.

Liquidity and Capital Resources

The Company had a cash balance of approximately $8,800 as of June 30, 2012.  Our cash balance decreased approximately $27,900 as  compared to December 31, 2011  due primarily to the timing of payment on the Company’s TDF contracts.  The TDF purchaser  generally has 30 days or longer to pay for the TDF product, so receivables increased with a corresponding decrease in the cash balance.

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

As of June 30, 2012, we had a working capital deficiency of approximately $4.8 million, which includes notes payable to a stockholder of roughly $1.096 million (notes currently in default), notes payable to a related party of approximately $740,000, a liability of approximately $368,800 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $482,000.

As of June 30, 2012, we owed approximately $41,000 to the Internal Revenue Service in delinquent payroll taxes and penalties.  Monthly payments of $5,000 have been made to the Internal Revenue Service since December 28, 2010.

During the six months ended June 30, 2012, the Company received proceeds of $32,750 from an equipment financing transaction and roughly $82,000 from lines of credit to help with working capital needs.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of June 30, 2012, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013.  At June 30, 2012, liabilities for approximately $42,300 and $19,900 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2012, the Company has an obligation to issue approximately 100,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of June 30, 2012.

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

Item 4. Mine Safety Disclosures.

None.

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

14.1 Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2 Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior) (effective March 8, 2004)+++

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: August 14, 2012	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)