Form 10-Q/A
period 2012-06-30
Vista International Technologies Inc
filed 2012-08-17
CIK 1096939

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

EXPLANATORY NOTE

The sole purpose of this amendment to Vista Internation Technologies, Inc. Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March  31, 2012, as filed with the Securities and Exchange Commission on May 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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