Form 10-Q
period 2012-09-30
Vista International Technologies Inc
filed 2012-12-14
CIK 1096939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2012; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 E 56th Ave, Suite 101, Commerce City, Colorado 80022
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

As of December 13, 2012, Vista International Technologies, Inc. had outstanding 12,192,399 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$9,967	$36,710
Accounts receivable, net	8,459	1,739
Other receivables	-	1,904
Prepaid expenses	5,341	55,410
Total current assets	23,767	95,763

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	533,326	569,258
Intangibles, net	24,814	27,766

Total assets	$753,804	$864,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,923,583	$1,900,246
Accrued compensation and payroll liabilities	534,805	588,087
Accrued interest	324,303	200,376
Notes payables - related parties	774,893	658,901
Notes payable - stockholder	1,096,931	1,096,931
Notes payable and capital leases, current portion	204,340	151,484
Convertible Notes payable net of debt discount	-	3,709
Derivative liability	-	74,192
Total current liabilities	4,858,856	4,673,926

Other long-term liabilities	11,121	40,068
Notes payable and capital leases, less current portion	-	3,898

Total liabilities	4,869,977	4,717,892
Commitments and contingencies	-	-
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 12, 192,399 and 12,047,946 shares issued outstanding at September 30, 2012 and December 31, 2011, respectively	12,193	12,048
Additional paid-in capital	62,814,583	62,802,728
Common stock to be issued	5,000	-
Accumulated deficit	(66,947,949)	(66,667,985)
Total stockholder's deficit	(4,116,173)	(3,853,209)

Total liabilities and stockholders' deficit	$753,804	$864,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$184,700	$126,714	$505,478	$352,484

Cost of revenue	150,285	165,290	518,662	356,737

Environmental remediation expenses	14,513	22,800	(19,122)	209,784

Gross (loss) profit	19,902	(61,376)	5,938	(214,037)

Operating expenses:
Selling, general and administrative expenses	39,299	150,626	172,060	492,780
Total operating expenses	39,299	150,626	172,060	492,780

Loss from operations	(19,397)	(212,002)	(166,122)	(706,817)

Other income (expense):
Interest expense, net	(66,853)	(39,836)	(190,101)	(115,768)
Gain on change in the fair value of derivative liability	42,069	-	74,192	-
Finance Charges	-	-	(822)	-
Other Income	-	44,709	2,890	50,567
	(24,784)	4,873	(113,841)	(65,201)

Loss before income taxes	(44,181)	(207,129)	(279,964)	(772,018)

Income tax expenses	-	-	-	-

Net loss	$(44,181)	$(207,129)	$(279,964)	$(772,018)

Net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.07)

Weighted average common shares outstanding	12,192,399	11,742,306	12,104,933	11,566,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(279,964)	$(772,018)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	73,182	36,439
Operating expenses incurred by noteholder - related party	3,392	-
Common stock issued for services provided	-	93,915
Environmental remediation expenses	(19,122)	209,784
Gain on sale of property and equipmet	(1,100)	(24,232)
Amortization of deferred debt discount	38,791	-
Gain on change in fair value of derivative liability	(74,192)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(6,720)	3,986
Prepaid expenses	50,069	3,999
Other current assets	1,904
Restricted Cash and Other Assets	-	27,089
Accounts payable and accrued expenses	84,158	171,644
Net cash used in operating activities	(129,602)	(249,394)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	(1,528)	(26,317)
Proceeds from Insurance Settlement	-	30,081
Proceeds from Sale of Property and Equipment	1,100	12,800
Net cash used in investing activities	(428)	16,564

Cash flows from financing activities:
Repayments on note payable and capital lease	(22,776)	(6,814)
Proceeds for Common Stock to be Issued	5,000	-
Proceeds from notes payable and capital lease	32,750	225,000
Proceeds from Line of Credit	81,213	-
Proceeds from related party notes	7,100	154,000
Net cash provided by financing activities	103,287	372,186

Net (decrease) increase in cash and cash equivalents	(26,743)	139,356

Cash and cash equivalents at beginning of period	36,710	4,901

Cash and cash equivalents at end of period	$9,967	$144,257

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,370	$4,732
Cash paid during the period for taxes	$-	$-

Non-cash investing and financing activities:

Capital lease obligation reclassified as accounts payable as the result of insurance settlement	$-	$13,219
Insurance settlement remitted directly to vendor for equipment purchases	$-	$17,090
Equipment purchases funded by capital lease arrangement	$32,771	$20,750
Notes payable-related party for equipment purchases and accounts payable	$-	$26,301
Issuance of common stock for in exchange for settlement of convertible notes payable	$12,000	$-
Note payable issued for direct payment made by related party for repayment of bank loan incurred for environmental deposit	$75,000	$-
Note payable issued for direct payment made by related party for repayment of Convertible note	$30,500	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine months ended September 30, 2012 and 2011
(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

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

Discrete financial information is not presently maintained for our WTE business as it has not  generated any revenues in the past few years.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

Going Concern and Management’s Plan

The Company reported a net loss of approximately $280,000 and used net cash in operating activities of $129,600  for the nine months ended September 30, 2012, has a working capital deficiency of approximately $4.8  million and an accumulated deficit of approximately $66.9 million at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the nine months ended September 30, 2012, the Company received proceeds of $32,750 from an equipment financing transaction as well as proceeds from lines of credit totaling roughly $82,000 to help with working capital.  We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility.

●	Development of project based opportunities, and

●	Attracting strategic investment

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus continues to be  placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to increase revenue and cash flow. In February 2012, the Company began operation of the shredding equipment for its TDF production line.

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

Revenue Recognition

We recognize revenue from our tire fuel processing and storage facility in three ways:

● ●	Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility Tire Derived Fuel revenues are fully earned when the product is accepted at the purchaser’s facility.
●	Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting. We have recognized no revenue from the sale of our Thermal Gasifier™ during the nine months ended September 30, 2012 and 2011.

Concentration of Credit Risk

Our two largest customers comprised approximately 29% and 18% of revenues for the nine months ended September 30, 2012, and 29% and 20% of revenues for the three months ended September 30, 2012, Our two largest customers comprised approximately 25% and 10% of revenues for the nine months ended September 30, 2011, and 25% and 9% of revenues for the three months ended September 30, 2011.

Use of Estimates

U.S. generally accepted accounting principles require us to make certain estimates, judgments and assumptions that we believe are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the amounts reported in our unaudited condensed consolidated financial statements.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Recent Accounting Pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements. The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassifications

Certain reclassifications to the 2011 statements of operations and cash flows have been made in order to conform it to the 2012 presentation.

2. Notes Payable and Capital Lease

At September 30, 2012 and December 31, 2011, the Company had the following promissory notes outstanding:

	September. 30, 2012	December 31, 2011
	Unaudited
18% installment note, secured by equipment, due December 2013, signed personally by a related party (Note 3)	$24,088	$-
9% installment note, secured by equipment, due October 2013, signed personally by a related party (Note 3)	7,239
14% installment note, secured by equipment, due July 1 2014, signed personally by a related party(Note 3)	19,890	-
12% line of credit payable, secured by the assets of the company, due on demand after 6/30/13.	76,213
12% line of credit payable, secured by the assets of the company, due on demand after 6/30/13.	5,000
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	50,000	50,000
15% promissory note payable to individual, due on demand, in default	17,000	17,000
7.5% promissory note with bank, co-signed with related party (Note 3)	-	75,000
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	4,911	13,382
Total notes payable and capital lease	204,340	155,382
8% convertible note, unsecured, due on September 7, 2012	-	42,500
Total notes payable and capital lease including convertible note	204,340	197,882
Less: Unamortized debt discount on convertible note	-	(38,791)
Total notes payable and capital lease including convertible note net of debt discount	204,340	159,091
Less: current maturities, net of unamortized debt discount	(204,340)	(155,193)
Notes payable and capital lease – Long-term	$-	$3,898

Maturities of notes payable and capital lease at September 30, 2012 are as follows:

Period ending September 30,	Amount ($)
2013	$204,340
$204,340

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
 (unaudited)

2. Notes Payable and Capital Lease (Continued)

** The 12% promissory notes were originally due April 22, 2011 but on May 19th, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility. Interest continues to accrue.

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013. The Company drew $5,000 against this line of credit as of September 30, 2012.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $76,213 against this line of credit as of September 30, 2012.

Issuance of Convertible Debt

On December 7, 2011, the Company entered into a loan agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of $42,500.  The Note is convertible into shares of common stock at a conversion price equal to 58% of the current market price of the stock, as measures by the average of the 3 lowest closes of the past 10 trading days. The Note accrues interest at a rate of 8% per annum and matures on September 7, 2012. On June 14, 2012  $12,000 note converted into 144,578 common stock.  The note was matured on September 8, 2012 the balance note amount of $30,500 and Interest of $2,350 paid by related party.

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

Current Value of Derivative

During the nine months ended September 30, 2012, the Company amortized $38,791 of the debt discount to current operations as interest expense.

At September 8, 2012, note is matured and Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $74,192 for the nine months ended September 30, 2012.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
 (unaudited)

3. Related Party Transactions

At September 30, 2012 and December 31, 2011 notes payable - stockholder and notes payable – related parties consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$500,000	$500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011	146,931	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets. Due 12/31/2011 – in default	450,000	450,000
Notes payable- stockholder	$1,096,931	$1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$729,893	$613,901
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$774.893	$658,901

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of September 30, 2012.  The maximum amount to be drawn under the line is $375,000. Mr. Strain indicated that no further advances will be made under the line of credit agreement. The outstanding balance as of September 30, 2012 is $146,931 .

In September through December 2011, the Company received $450,000 from a promissory note extended by Mr. Strain to be used for working capital  and to be paid directly to specified vendors for the purchase of shredding equipment to be utilized for the Company’s TDF production line. The outstanding balance as of September 30, 2012 is $450,000

All other debt of the Company is substantially subordinated to Mr. Strain.

As of September 30, 2012 and December 31, 2011, accrued interest outstanding on the loans was approximately $175,500 and $102,000, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2012 was approximately $24,700 and $73,600 respectively.  Interest expense on the loans for the three and nine months ended September 30, 2011 was approximately $13,000 and $40,200 respectively.

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

The outstanding balance as of September 30, 2012 is $729,893.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
 (unaudited)

3. Related Party Transactions (Continued)

The 20.6% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in July 2011. At September 30, 2012, the remaining obligation was approximately $4,911 and the net book value of the equipment financed was approximately $23,000. Mr. Ruddy also paid $6,000 of the required down payment, which has been included in his outstanding loan balance. The Company is responsible for future monthly payments of $1,350, continuing through December 2012.  Interest is accrued based on the outstanding balance of the obligation.

The 18% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in February 2012. At September 30, 2012, the remaining obligation was approximately $24,088 and the net book value of the equipment financed was approximately $33,594.  The Company is responsible for future monthly payments of $1,955, continuing through December 2013.  Interest is accrued based on the outstanding balance of the obligation.

The 14% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in May 2012.  At September 30, 2012, the remaining obligation was approximately $19,890 and the net book value of the equipment financed was approximately $23,144.  The Company is responsible for future monthly payments of $1,080, continuing through July 1, 2014.  Interest is accrued based on the outstanding balance of the obligation.

The 8.95% installment note (note 2) was executed by Mr. Ruddy on behalf of the Company in August 2012.  At September 30, 2012, the remaining obligation was approximately $7,239 and the net book value of the equipment financed was approximately $8,458.  The Company is responsible for future monthly payments of $605, continuing through October 1, 2013.  Interest is accrued based on the outstanding balance of the obligation

As of September 30, 2012 and December 31, 2011, accrued interest outstanding on the loan with Mr Ruddy was approximately $112,600  and $73,300, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2012 was approximately $ 13,900 and $39,400 respectively.  Interest expense on the loans for the three and nine months ended September 30, 2011 was approximately $10,800 and $27,600 respectively.

During the nine months ended September 30, 2012, the Company received additional loans from Mr. Ruddy of approximately $116,000.

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

Notes payable – related party family

12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $45,000 as of September 30, 2012.

As of September 30, 2012, no interest payments  have been made on these notes. Default has been waived.

As of September 30, 2012 and December 31, 2011, accrued interest outstanding on the loans was approximately $13,000 and $8,950, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2012 was approximately $1,400 and $4,000 respectively.  Interest expense on the loans for the three and nine months ended September 30, 2011 was approximately $1,400 and $4,000 respectively.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through December 2013.  A final payment of approximately $5,200 will be due in December 2013. As of September 30, 2012, the Company has accrued the short term portion of this settlement of approximately $48,000 under accounts payable and accrued liabilities, and has listed the long term portion of this settlement of $11,100 under other long term liabilities on its balance sheet. Through September 30, 2012, $26,500 has been paid toward the settlement, with no additional payments having been paid in the subsequent period, as of December 11, 2012.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
 (unaudited)

4. Stockholders’ Equity

As of September 30, 2012, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor. The accompanying unaudited condensed consolidated financial statements reflect an accrual of approximately $5,000 for these unissued shares as of September 30, 2012.

As of September 30, 2012 and December 31, 2011, there were 12,192,399 and 12,047,946 shares of common stock issued and outstanding respectively.

Reverse Stock Split

On September 27, 2012, the company’s Board of Directors approved a 1:10 reverse split of the Company’s common shares.  The split was declared effective November 21, 2012. All references in the accompanying unaudited condensed consolidated financial statement and notes thereto have been retroactively adjusted to reflect the stock split.

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

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008. Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets.

Litigation and Claims

In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee. An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013. At September 30, 2012, liabilities for approximately $48,000 and $11,100 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2012, the Company had approximately 14,900 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as  needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012. Based on these new circumstances, the Company has estimated a disposal cost of approximately $383,300  at September 30, 2012.  This amount has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets, and reflects a decrease of approximately $19,122 compared to December 31, 2011.  This amount has been recorded as environmental remediation expense in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at September 30, 2012) for remediation in the event the Company liquidates and the facility closes. The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
 (unaudited)

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2012:

	September 30, 2012	Fair Value Measurements at September 30, 2012 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$-	-	-	$-

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Vista International Technologies, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2012 and 2011
 (unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2012:

Debt Derivative Liability
Balance, January 1, 2012	$74,192
Initial fair value of debt derivatives at note issuances	-
Mark-to-market at September 30, 2012:
- Embedded debt derivatives	(74,192)
Balance, September 30, 2012	$-

Net gain for the period included in earnings relating to the liabilities held at September 30, 2012	$74,192

7. Subsequent Events

On October 24, 2012 the Company received $30,000 loan in the form of promissory note.  The note is due within 6 months from October 24, 2012 together with interest @10% per annum in cash.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended September 30, 2012, compared with the operating results for the period ended September 30, 2011.

Business Overview and Presentation

Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our results of operations, cash flows and financial position.

•	Inability to attract adequate debt or equity funding to implement our business plan
•	Delay in successfully demonstrating the next generation of our Thermal Gasifier™ technology
•	Ongoing operating losses

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Commerce City, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has not  generated any revenues in the past 5 years.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

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

At September 30, 2012, the Company had approximately 14,900 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012,  Based on these circumstances, the Company has estimated a disposal cost of approximately $383,300 at September 30, 2012.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $280,000 and used net cash in operating activities of $129,600 for the nine months ended September 30, 2012, has a working capital deficiency of approximately $4.8 million and an accumulated deficit of approximately $66.9 million at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the nine months ended September 30, 2012, the Company received proceeds of $32,750 from an equipment financing transaction as well as proceeds from lines of credit totaling roughly $82,000 to help with working capital.  We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●	Thermal Gasifier™ engineering design and deployment

●	Maximizing value from the Hutchins, Texas tire processing and storage facility, including the operation of a tire derived fuel (“TDF”) production facility.

●	Development of project based opportunities, and

●	Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow. In February 2012, the Company began operation of the shredding equipment for its TDF production line. Management expects positive cash flow from production in the fourth quarter of 2012.

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

Results of Operations

Overview:

The following table summarizes our results of operations for  the Three and Nine months ended September 30, 2012 and 2011.

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	Sept. 30, 2012	Sept. 30, 2011	$ Chg	% Chg	Sept. 30, 2012	Sept. 30, 2011	$ Chg	% Chg

Revenues	$184,700	$126,714	$57,986	45.8%	$505,478	$352,484	$152,994	43.4%

Cost of revenue	150,285	165,290	(15,005)	-9.1%	518,662	356,737	161,925	45.4%

Environmental remediation expenses	14,513	22,800	(8,287)	-36.3%	(19,122)	209,784	(228,906)	-109.1%

Gross profit (loss)	19,902	(61,376)	81,278	-132.4%	5,938	(214,037)	219,975	-102.8%

Operating expenses:
Selling, general and administrative expenses	39,299	150,626	(111,327)	-73.9%	172,060	492,780	(320,720)	-65.1%
Total operating expenses	39,299	150,626	(111,327)	-73.9%	172,060	492,780	(320,720)	-65.1%

Loss from operations	(19,397)	(212,002)	192,605	-90.9%	(166,122)	(706,817)	540,695	-76.5%

Other income (expense):
Interest expense, net	(66,853)	(39,836)	(27,017)	67.8%	(190,101)	(115,768)	(74,333)	64.2%
Gain on change in the fair value of derivative liability	42,069	-	42,069	N/A	74,192	-	74,192	N/A
Finance Charges	-	-	-	N/A	(822)	-	(822	N/A
Other Income	-	44,709	(44,709)	-100.0%	2,890	50,567	(47,677)	-94.3%

Other expense	(24,784)	4,873	(29,657)	-608.6%	(113,841)	(65,201)	(48,640)	74.6%

Loss before income taxes	(44,181)	(207,129)	162,948	-78.7%	(279,964)	(772,018)	492,054	-63.7%

Income tax expenses	-	-	-	-	-	-	-	-

Net loss	$(44,181)	$(207,129)	$162,948	-78.7%	$(279,964)	$(772,018)	$492,054	-63.7%

Results of Operations for the Three Months Ended September 30, 2012 and 2011.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from sales of TDF (tire derived fuel) rose 45.8%, or roughly $ 58,000  as compared with the three months ended September 30, 2011. The majority of the increase is due to the sale of TDF, which began in February 2012 and is not reflected in the 2011 numbers.  The Company’s customer list in 2012  is roughly consistent with its customer list in 2011.

Two customers comprised approximately 29% and 20% of revenues for the three months ended September 30, 2012 and 25% and 9% of revenues for the three months ended September 30, 2011.

Cost of Revenue

Cost of revenue for our tire processing operations decreased roughly $15,000 from the year earlier period due mainly to a decrease in outside services of approximately $42,000 which represents the effects of clearing material from the site in 2011in expectation of the planned sale of the facility. This was offset by increases of approximately $18,000 in equipment repair costs and maintnenace costs, mainly due to the TDF line operation, and an increase in the cost of electricity roughly $10,000 due  to the demand from the new production line.

Management expects the cost of revenue to remain roughly constant at this level due to continued operation of the TDF production line.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ. At September 30, 2012, the Company had approximately 14,900 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site Based on these new circumstances, the Company has estimated a disposal cost of approximately $383,300 at September 30, 2012, resulting in an expense of $14,500 for the three months ended September 30, 2012 as compared to an expense of approximately $22,800 in the comparable prior period. Management believes that the cost of disposal will decrease in the future as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes. The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $262,000 as of September 30, 2012.  Accordingly, our assurance is deficient by approximately $92,000 as of September 30, 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $111,300, or 74% for the three months ended September 30, 2012 as compared to the year ago period. The decrease was due primarily to a decrease of  $14,000 in accounting charges  and $35,600 in legal expenses. These significant changes were due to comparisons to costs incurred during 2011 when the company was attempting a sale/leaseback of  its Hutchins tire facility and were therefore not necessary in 2012.  Labor costs also decreased roughly $40,200 as a result of the company streamlining its corporate operations in early 2012. Overall, this quarter also reflects the continuation of a trend toward significant decreases in salaries and legal/accounting expenses due to lack of liquidity.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Interest Expense

Interest expense increased roughly $27,000 in the three months ended September 30, 2012, due to an increase in related party borrowings during the second half of 2011 and continuing into 2012 for working capital and to fund the purchase and installation of the TDF production line.

Gain on Change in Fair Value of Derivative Liability

During the three months ended September 30, 2012,  the company recorded a gain of approximately $42,000 due to the change in fair value of the derivative portion of a convertible note signed in December, 2011,   There was no comparable event  in the period ending September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from the sale of tire derived fuel(TDF), increased by  43.4%, or roughly $153,000 during the nine months ended September 30, 2012  as compared to the nine months ended September 30, 2011 due to the sale of tire derived fuel in 2012. Tipping fee revenue remained roughly constant year over year.

Two customers comprised approximately 29% and 18% of revenues for the nine months ended September 30, 2012 and approximately 25% and 10% of revenues for the nine months ended September 30, 2011.

Cost of Revenue

Cost of revenue for our tire processing operations increased by roughly $162,000 due to added cost to operate the TDF production line. This resulted mainly from an increase of $94,000  in equipment repair and maintenance from the added costs of maintaining the additional shredding machines, an increase of $58,000  in labor costs, and an increase of roughly $28,600  in electricity costs.

Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2012, the Company had approximately 14,900 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was now required to pay transportation and disposal costs in order to reduce its tire shred inventory.   Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site Based on these new circumstances, the Company has estimated a disposal cost of approximately $383,300 at September 30, 2012, resulting in income of $19,100 for the current period as compared to an expense of approximately $209,800 in the comparable prior period. Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2011) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $262,000 as of September 30, 2012. Accordingly, our assurance is deficient by approximately $ 92,000 as of September 30, 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $320,700 in the nine months ended September 30, 2012.

This was primarily due to decreases of $103,000 in Legal expenses, $62,500 in Consulting services, and $49,600 in accounting expenses.  These costs were directly related to the attempted sale leaseback transaction in 2011.  Also contributing to the decrease in expenses was a decrease in labor costs of $92,800 due to streamlining of corporate operations in early 2012.

The results for the nine month period reflect a continuation of a trend toward significant decreases in salaries and consulting expenses due to lack of liquidity.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin adding resources to manage the business.

Interest Expense

Interest expense increased approximately $74,300  in the period ended September 30, 2012 due to an increase in stockholder and  related party borrowings during the second half of 2011 and continuing into 2012 which were utilized for working capital and to purchase and install the TDF line.

Gain on Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2012, the company recorded a gain of approximately $74,200 due to the change in fair value of the derivative portion of a convertible note signed in December, 2011, There was no comparable event in 2011.

Liquidity and Capital Resources

The Company had a cash balance of approximately $10,000 as of September 30, 2012.  Our cash balance decreased approximately $26,700 as compared to December 31, 2011 due primarily to the timing of payment on the Company’s TDF contracts.  The TDF purchaser generally has 30 days or longer to pay for the TDF product, so receivables increased with a decrease in the cash balance.

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

As of September 30, 2012, we had a working capital deficiency of approximately $4.8 million, which includes notes payable to a stockholder of roughly $1.1 million (notes currently in default), notes payable to a related party of approximately $775,000, a liability of approximately $ 383,300 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $535,000.

As of September 30, 2012, we owed approximately $ 31,400 to the Internal Revenue Service in delinquent payroll taxes and penalties.  Monthly payments of $5,000 have been made to the Internal Revenue Service since December 28, 2010.

During the nine months ended September 30, 2012, the Company received proceeds of $32,750 from an equipment financing transaction and roughly $82,000 from lines of credit to help with working capital needs.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of September 30, 2012, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be Due December 2013.  At September 30, 2012, liabilities for approximately $48,000 and $11,100 has been included in accounts payable and accrued liabilities and other liabilities, respectively, related to this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2012, the Company has an obligation to issue approximately 100,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of September 30, 2012.

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

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

None

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Financial Statement Schedules

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership Δ

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC ****

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi*****

10.3	Vista International Technologies, Inc. Equity Participation Plan*

10.4	Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain****

10.7	Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain Δ

10.8	Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.9	Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.10	Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.11	Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.12	Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.13	Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain Δ

10.14	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18	Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”) Δ

10.19	Continuation of Consulting and Services Agreement effective January 4, 2010 Δ

10.20	Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International Δ

10.21	Alternative Fuel Purchase Agreement, dated January 2nd, 2012, between Vista International Technologies, Inc, And Geocycle, LLC.++++

10.22	Release of Contract, dated January 18, 2012, between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership++++

10.23	Alternative Fuel Purchase Agreement, dated January 1, 2012, between Vista International Technologies, Inc. and Trident Environmental Resource Consulting, LLC++++

10.24	Convertible Note dated December 7, 2011 between Vista International Technologies, Inc. and Asher Enterprises, Inc.++++

10.25	Lease Agreement dated March 1, 2012 between Vista International Technologies, Inc, and Electric Power Equipment Company.++++

10.26	Equipment Financing Agreement, dated February 15, 2012, between Vista International Technologies, Inc (Timothy Ruddy) and REO Holdings.++++

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2	Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior) (effective March 8, 2004)+++

21	Subsidiaries****

31.	Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: December 13, 2012	By:	/s/ Timothy D. Ruddy
Timothy D. Ruddy
Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)