Form 10-K
period 2012-12-31
Vista International Technologies Inc
filed 2013-04-15
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock June 30, 2012 was $2,169,125.

The registrant had 19,406,376 shares of common stock issued and outstanding as of April 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: None

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

		Pg

Forward-Looking Statements		1
PART I
Item 1.	Business.	2
Item 1A.	Risk Factors.	12
Item 1B.	Unresolved Staff Comments.	14
Item 2.	Properties.	14
Item 3.	Legal Proceedings.	14
Item 4.	Mine Safety Disclosures.	15
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item 6.	Selected Financial Data.	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 8.	Financial Statements and Supplementary Data.	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	22
Item 9A.	Controls and Procedures.	22
Item 9B.	Other Information.	23
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	24
Item 11.	Executive Compensation.	27
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	27
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	29
Item 14.	Principal Accountant Fees and Services.	23
PART IV
Item 15.	Exhibits and Financial Statement Schedules.	30

Signatures.		33

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

Part I

Item 1. Business.

A glossary of key terms and acronyms used in the Business discussion below is contained in this report beginning on page 11.

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

Historically, we marketed and sold 15 first generation Thermal Gasifiers™ (prior to 2000), and three second generation Thermal Gasifiers™ (one in 2002 and two in 2004).  We are currently redesigning and testing our third generation Thermal Gasifier™. In addition, we are currently constructing a small-scale “bench-top” model of our Thermal Gasifier, to be used for demonstration as a “Proof of Process” model. We currently do not generate any revenues from our WTE business unit.

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

During 2012, our Board of Directors, after considering ways to maximize the value of our tire producing assets, completed the upgrade of the Tire Facility so as to enter the TDF market. Management had found that the TDF market was beginning to rebound, especially as coal prices rose, since TDF represents a “high energy” alternative fuel source. Following the research conducted by management, the Company decided that it would be an ideal time to re-enter the TDF market.

In late summer 2011 management began looking for ways to secure additional funding  and was able to reach terms on $450,000 of loans from our majority shareholder, Mr. Richard Strain, to purchase the necessary equipment for a TDF production operation. Management proceeded to purchase and install the necessary equipment. We have resumed the production of TDF in the first quarter of 2012.

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.    We have begun expanding operations with additional shredding equipment and rolling stock to increase our throughput along with commencing the production of TDF to generate additional revenues. We expect that the continued production of TDF will result in a reduction of the stored material onsite thereby reducing our financial liability exposure.

During the year ended December 31, 2012, our tire recycling and processing business generated 100% of our total revenue.

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

The Company is exploring various opportunities for the development of a commercially viable pilot project in the US to exploit its Thermal Gasifier™ patented technology. The characteristics of our ideal project are a combination of high energy demand and cost with on-site (or local) generation of large volumes of hydrocarbon based waste.

During 2012, we made further advances in the design of our third generation Thermal Gasifier™ as we continue to increase the energy efficiency and cost-effectiveness of the technology using our engineering and operating experience gained from our efforts to implement a functioning WTE facility in Cologna-Veneta Italy between 2004 and 2006. In that project, the Company hired and worked in conjunction with a team of engineers from Merrick and Company to start-up and undergo performance testing for two of our second generation Thermal Gasifiers™.  During the start-up and commissioning of the Cologna-Veneta WTE plant in 2004, it was determined that the facility could not meet the contractual fuel specifications of our Thermal Gasifiers™ primarily because the facility did not have fuel preparation equipment to improve the quality of the available fuel feedstock.  The use of inferior grade fuel resulted in the Thermal Gasifiers™ producing less than  the rated output on each gasifier.  As a result these Thermal Gasifiers™ were not considered to be financially successful.  The Thermal Gasifiers™ at the Cologna-Veneta facility operated between 2004 and 2006 until the project went into receivership.  The experience from this project has provided the Company with data to implement design revisions toward more fuel flexibility and improved efficiency.  These benefits include, among others, adaptations in fuel handling, fuel preparation, tuning, airflow, emissions, and variations in the fuel feedstocks provided data to support a broader compatibility of fuel type and quality, while increasing efficiency.

To continue to advance the Company, it is important that we attract and gain access to new capital. To identify and facilitate necessary funding to further our business plan, we continue to work on fund raising activities in multiple areas.  We have obtained funds contributed by private investors and anticipate that we will seek further similar investment from time-to-time in the future. We also entered into an agreement with Colebrooke Capital, Inc., an investment advisory firm based in New York City, in April 2010, pursuant to which Colebrooke is to work to re-capitalize the Company, so that we can complete the deployment of the next generation Thermal Gasifier™ technology and initiate project development for its commercialization.  In exchange for its corporate development services, Colebrook will receive a certain percentage of the total capital raised in each transaction (subject to certain criteria), and, in exchange for its advisory services, Colebrook will receive an agreed-upon sum.  Additionally, we will seek project funding, in some cases with joint venture partners, which will be based on the size, configuration and business structure of a given project. To date, no funding opportunities have developed under the agreement with Colebrook.

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

Tire Processing Operations

The Company has been in the tire processing business since 1997, operating a 27 acre tire processing and storage facility in Hutchins, Texas since 1999.  It is permitted by the TCEQ as a scrap tire processing and storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” (disposal charge).  The Hutchins facility shreds whole passenger and truck tires for disposal, and produces tire derived fuel (or TDF). From August 2007 through August 2008, the company focused on removing and land filling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. In August 2008 the TCEQ gave our facility permission to re-commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee

During 2012 we generated approximately $683,000 in gross revenue from our tire processing operations, $440,000 of which was generated from tipping fees collected for the disposal of waste tires, and $243,000 from sales of TDF and other processed tire material. Our total cost of revenue for tire processing operations was approximately $595,700, including a decrease in the environmental liability of roughly $70,300, resulting in gross profit of $157,821

 The tire processing facility provides the Company experience in securing and processing significant supplies of alternative fuel feedstocks. The tire processing operations could be used to complement the Thermal Gasifier™ should the market economics improve in Texas.  This would enable the tire facility to produce revenue toward funding the development and deployment of the gasification technology in that market.

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

Most of the feedstock mentioned above requires some preparation for use as fuel, such as shredding, blending, densifying and pelletizing, to ensure proper gasification. Resultant pellets will have a BTU value of between 5,000 and 15,000 BTU/lb. The Thermal Gasifier is designed to produce a consistent energy stream output as required by the end user’s needs.   In order to maintain consistent energy output, the amount of fuel input is adjusted.  The higher the BTU value of the fuel, the less fuel input is required for the requisite energy output.  Feedstock pellets with a BTU value of less than approximately 4,500 BTU/lb will not meet our minimum quality requirements to be usable as fuel for the Thermal Gasifier.  Different types of fuel feedstock will provide different levels of energy content. For example TDF has a 15,000 BTU/lb value, RDF has a 7-8,000 BTU/lb value and MSW can vary with an average BTU value between 5,000 to 8,000 BTU/lb.

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

Tire Processing

Products from our tire processing operations include:

 ●

Tire derived fuel (TDF).

 ●

Other sizes of tire shreds used in various commercial applications

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

 Tire Fuel Processing and Storage

We believe that the demand for our tire fuel processing and storage services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas/Ft. Worth metropolitan area and to supply  customers with TDF.

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

Business Development Activities

Waste to Energy

We seek to establish our presence in the renewable energy marketplace through strategic joint-venture partnerships with key business partners. Through participation in commercially viable WTE projects located on optimal sites, we expect to utilize the Syngas generated by the Thermal Gasifier™ to produce thermal and electrical energy. We have enetered into an agreement with a key project partner located in the Northeastern United States. This group has expressed strong interest in developing WTE facilities on their sites utilizing our Thermal Gasifier ™. A pilot gasification project is currently under development with  this project partner.

There are several distinct trends pulling our solution into the marketplace:

•

Increasing emphasis on climate change and the reduction of greenhouse gas emissions.

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

Tire Fuel Processing and Storage

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or they can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a tipping fee for accepting waste tires. In addition, we have opened our tire fuel processing facility and  re-entered the TDF market as discussed above.

Research & Development

During 2012, we incurred approximately $5,400 in research and development costs dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of  operations.  We are engaged in continuous development and improvement of our Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy in 2004 through 2006, which utilized a second generation Thermal Gasifier™, particularly in regard to low grade fuels, which is described in more detail under the heading “Thermal Gasifier™ Technology and Operations” above, to redesign the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”.  We will require additional funding for these efforts to sustain our research and development efforts.  We hope that the revenues from our TDF production operations will grow to the level of providing funding for these efforts but we cannot assure it will.  Alternatively, we will need to seek additional capital or debt financing.  If we are unable to obtain the needed funds, we may be forced to curtail or suspend research and development activity.

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

●

Types of feedstock processed

●

Modular nature and scalability of our systems

●

Environmental compliance

●

Price

●

Operating Costs

Management believes that the modular nature of our systems will give us advantages in the configuration of plants, as well as the ability to effectively process various waste stream feedstocks as long as it meets our minimum fuel quality threshold (approximately 4500 BTU/lb), and convert the feedstocks to different end products.  The multi-fuel capabilities of the Thermal Gasifier™ will give it an advantage over most other systems, which we describe below, as it allows us to process the most valuable fuel in any given market and switch fuels to take advantage of price swings.  Scalability will allow us to increase a user’s energy output and waste reduction by adding additional Thermal Gasifiers™ as components to an existing waste-to-energy system, without the need for the user to add additional equipment such as extra turbines, boilers, or waste pelletizers.  Additionally, the emissions of our system meet EU and EPA standards, and in our last emission test, did so without any effluent gas treatment other than particulate removal.  We believe that installation costs for the Thermal Gasifier™ will be at or below industry averages, and operating costs will feature a minimum of personnel needed to run the system and a low parasitic load.  The combination of these factors give us advantages over  traditional technologies such as incinerators or mass burners, which make up the majority of current waste to energy facilities and which are falling out of favor in most developed countries due to their inefficiencies and high greenhouse gas emissions.

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

Our intention is to promote the modular, scalable, fuel adaptable and clean emission attributes of our third generation Thermal Gasifier™   to compete for energy-from-waste business in the smaller-scale commercial and municipal markets with competitors who use other technologies and gasification technology.  The Company’s target market includes operations requiring between one megawatt to three megawatts of power and wanting to process approximately 20 to 40 tons of waste feedstock per day per megawatt of continuous power required.

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

During 2012, we did not have any commericial customers for our Thermal Gasifier™ business. We are currently seeking to enter into letters of intent with potential customers, but do not have any letters of intents or contracts to provide Thermal Gasifiers™ to any users, other than  the agreement with a customer in the Northeastern U.S. for the construction of a pilot gasification unit at the customer’s landfill.

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

Major Customers

During 2012, our total revenue was derived from tipping fees from accepting waste tires from generators and tire transporters, and from the production of TDF. Our customers include numerous generators and transporters.   Our two largest customers accounted for 36% and 16% of revenue for the year ended December 31, 2012. Two customers comprised approximately 21% and 10% of revenues for the year ended December 31, 2011.

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

Personnel

We have 3 full time employees as of December 31, 2012,    Two of which are located at our corporate offices in Commerce City, Colorado, and one of which, our Business Manager, are located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Commerce City office and at the tire processing facility as necessary based on volume of work. We anticipate that significant personnel additions will be required if we move forward on Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or the WTE business.

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

 ●

Approval or denial of permit.

Building permits generally have a minimal time component, and operating permits are generally granted within a short time of completion of the air quality permit, assuming proper filing procedures have been followed.  Timelines for each of these vary from state to state as well.  The Company is currently not involved in the permitting process in any state, but have received permission from the state permitting authorities to construct and operate our pilot project in the Northeastern US.

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

Historically, before 2000 we sold approximately 15 first generation Thermal Gasifiers™, and we sold three second generation Thermal Gasifiers™ (one in 2002 and two in 2004).  We have not sold any have not generated any revenue from our current third generation Thermal Gasifier™.  We have tested our third generation Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to move forward with commercialization. During 2010- 2012, we have continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency.  We will require significant funding in order to complete the engineering specifications, fabricate a number of Thermal Gasifier™ units for demonstration, and successfully test it at full operational capacity with the new design.

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

Should operating conditions relating to our tire processing operations substantially deteriorate, we could be required by the TCEQ to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the tire processing and storage facility. The projected cost of full cleanup of the tire processing facility is estimated to be roughly $332,600.   We currently have assurance of $170,000 in the form of a deposit with the TCEQ.

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

Two of our stockholders beneficially own more than 50% of our outstanding shares and effectively control a vote of stockholders.

One stockholder, Richard Strain, beneficially owns roughly 40% of outstanding shares.  An additional stockholder, Timothy Ruddy, a director of the Company, beneficially owns roughly 22.5% of outstanding shares.  This could result in a vote of shareholders being decided by these two individuals.  The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.

Encumbrances on Company Assets may result in a delay or inability to sell the Company’s Texas facility

The following encumbrances existed on the Company’s assets as of December 31, 2012:

•

An IRS lien in the amount of $69,840.95 , filed 9/13/2011,  for non-payment of payroll taxes for certain periods in tax years 2007, 2008 and 2009.  The company has a payment plan in place to reduce and eventually eliminate this tax lien.  The company is paying $5,000 per month toward the unpaid balance, with penalties and interest still accruing on that balance.  The lien should be fully paid by mid-2013

•

(($800,000 Deed of Trust filed on April 23, 2002 by Alternate Power, Inc. Lien was contested by Vista management as having previously been satisfied.  The lien holder  concurred with Vista and removed the lien on June 29, 2011.

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

We lease approximately 900 square feet of office and storage space for our corporate offices at 5151 E 56th Ave, Suite 101, Commerce City, Colorado. The present lease expires on February 28,  2013, but is renewable for additional 6 month terms upon the consent of both parties.

Our facilities are adequate for our current and foreseeable future needs.

Item 3. Legal Proceedings.

 .

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through December 2013.  A final payment of approximately $5,200 will be due in December 2013. As of December 31, 2012, the Company has accrued of this settlement of approximately $59,000 under accounts payable and accrued liabilities on its balance sheet. Through December 31, 2012, $26,500 has been paid toward the settlement, with no additional payments having been paid in the subsequent period, as of  April 9, 2013

.

 Item 4. Mine Safety Disclosures.

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

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$ 0.30	$ 0.12
Second Quarter	$ 0.35	$ 0.15
Third Quarter	$ 0.20	$ 0.05
Fourth Quarter	$ 0.24	$ 0.03
Fiscal Year Ended December 31, 2011:
First Quarter	$ 0.04	$ 0.02
Second Quarter	$ 0.04	$ 0.02
Third Quarter	$ 0.05	$ 0.03
Fourth Quarter	$ 0.04	$ 0.01

Source:  http://www.investorpoint.com/stock/VVIT-Vista+International+Technologies+Inc./price-history/

Stockholders of Record

As of April 9, 2013 we had approximately 163 stockholders of record.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2012, the Company issued an aggregate of 680,000 restricted shares of its common stock to consultants in payment of services pursuant to agreements entered into on various dates during 2012.

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

At December 31, 2012, the Company had approximately 12,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility

Going Concern

Our consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have reported a net loss of approximately $351,200 and net cash used in operations of approximately $144,900 for the year ended December 31, 2012, a working capital deficit of approximately $4,857,000 , an accumulated deficit of approximately $67,019,000 and a total stockholders’ deficit of approximately $4,160,000 at December 31, 2012.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Management’s Plans

In January 2011, the company agreed to enter into a sale-leaseback transaction to sell the Hutchins property.  This transaction was cancelled by the seller according to the terms of the Purchase and Sale Agreement. The Company then secured the necessary funding to purchase the equipment needed to produce tire derived fuel (TDF), and these assets were placed into service in the first quarter of 2012.  The company was not able to secure any additional funding to pay down debt, or pay off the considerable expenses incurred by the need for a shareholder vote.

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

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2012 and 2011:

	Years ended December 31		Increase(Decrease)
	2012	2011	2012 vs 2011	% Change
Revenues	$ 683,201	$ 466,977	$ 216,224	46.3%
Cost of revenue	595,693	547,289	48,404	8.8%
Environmental remediation (income) expenses	(70,312)	220,565	(290,877)	(131.9)%
Gross profit (loss)	157,821	(300,877)	458,697	152.5%
Operating expenses:
Depreciation and amortization	100,091	47,864	52,227	109.1%
Selling, general and administrative expenses	242,668	616,002	(373,334)	(60.6)%
Total operating expenses	342,759	663,866	(321,107)	(48.4)%
Loss from operations	(184,939)	(964,743)	(779,804)	(80.8)%
Other income (expense):
Gain on extinguishment of liability	8,901	-	8,901	100.0%
Gain on disposal of property and equipment	1,100	14,000	(12,900)	(92.1)%
Gain from insurance settlement	-	36,561	(36,561)	(100.0)%
Interest expense, net	(224,663)	(260,026)	(35,363)	(13.6)%
Gain on change in the fair value of derivative liability	74,192	65,032	9,160	14.1%
Other expense	1,780	(660)	(2,440)	(369.7)%
	(138,690)	(145,093)	$ (6,403)	4.4%

Loss before income taxes	(323,629)	(1,109,835)	786,206	(70.8)%

Income tax expenses	27,583	12,239	15,344	125.4%

Net loss	$ (351,212)	$ (1,122,074)	$ (770,862)	(68.7)%

2012 COMPARED TO 2011

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires increased by approximately $216,000 as a result of the addition of TDF shipments in 2012.

Cost of Revenue

Cost of revenue for our tire processing operations increased roughly 8.8% due to an increase in operating costs at the facility, primarily due to increased costs associated with running the TDF processing line in addition to the single pass shred equipment.

Our tire operations in Texas are subject to regulation by the TCEQ. At December 31, 2012, the Company had approximately           12,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. We maintain a reserve for removal and cleanup of material at our Texas facility. During 2012, we decreased the amount of material stored on site by approximately 3400 tons  As a result, our environmental liability decreased by approximately $290,877 in 2012 compared to a significant increase in this liability in 2011.

Depreciation and Amortization

Depreciation and Amortization charged increased by approximately $52,200 in 2012 as compared to 2011.  This was mainly due to the addition of the TDF production equipment, which began being depreciated in 2012

 Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately 61% or $373,000 in 2012  This was mainly due to reduction of corporate overhead at the company’s Colorado office, and decreased use of consultants and attorneys as compared to 2011.

Research and Development Expense

Internal and external research and development expense was approximately $5,400 for the year ended December 31, 2012 and is included in selling, general and administrative expenses.  Expenditures were roughly in line with the $6,100 expensed in 2011.

Gain on Extinguishment of Liability

The Company recorded a gain on the settlement of liabilities of $8,901 in 2012 due to settling of disputed amounts with three of the Company’s vendors.  There was no comparable gain in 2011.

Gain on Disposal of Property and Equipment

 The Company recorded a gain of $14,000 on the sale of a fully depreciated excavator in 2011 and $1,100 on sale of old furniture in 2012.

Proceeds from Insurance Settlement

The Company recorded proceeds from an insurance settlement in 2011 of roughly $36,600, as a result of a burglary at the Company’s Hutchins tire processing facility.  There was no comparable event in 2012.

Interest Expense

Interest expense decreased approximately 14% in 2012 versus the prior year mainly due to a significant non cash interest charge on derivative liability which was charged to interest expense in 2011 .  There was no such charge in 2012.

Gain on change in the Fair Value of Derivative Liability

The gain on change in the fair value of derivative liability increased by roughly 14% in 2012 as compared to 2011.  This gain is a byproduct of the convertible features of the Asher convertible note, which was signed in December, 2011.  The increase is mainly due to the fact that derivatives of this nature tend to lose value at a faster rate (resulting in a gain for the company) as their expiration approaches.  The derivative liability expired when the note was repaid in September 2012

Income Tax Expense

The company recorded a 125 % increase in income tax expense in 2012 due to an increase in penalties and interest on amounts accrued toward unfiled federal and state taxes dating back to the years 2005 and 2006.  The Company’s policy is to record interest and penalties as a component of income tax expense.

Liquidity and Capital Resources

We had a cash balance of approximately $16,000 at December 31, 2012.  We expect that our current cash on hand and our current revenue levels will not be sufficient to sustain our current operations or plans.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding.  In the near future we are relying on the successful closing of the sale of our Hutchins property to provide cash to fund operations as described in more detail under the heading “Management’s Plans” above.  If it is unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of December 31, 2012, we had a negative working capital of approximately $4,857,000, which includes a liability of approximately $332,600 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of approximately $482,200, and notes payable to shareholder and related parties of approximately $1,875,000.

As of December 31, 2012, we owed approximately $20,400 to the Internal Revenue Service in back payroll taxes and penalties.  Monthly payments of $5,000 have been made since December 28, 2010 and continued throughout 2012.

The Company was in default on various secured promissory notes and a line of credit to Richard Strain, a stockholder, in the aggregate amount of approximately $1,096,900. The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of December 31, 2012.  The maximum amount to be drawn under the line is $375,000.  However, subsequent to initial draws of approximately $100,000 in 2009, and an additional $50,000 in July 2011, Mr. Strain had declined to provide additional funding under the line. Since we are currently in default, we cannot assure Mr. Strain will advance any additional funds if we request additional advances.

During the year ended December 31, 2012, the Company received proceeds of $5,000 from sales of stock for cash. We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Environmental Liability

At December 31, 2012, the Company has approximately 12,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  The waste material consists primarily of steel belting wire with attached tire rubber.   In the past, management has considered the piles of tires and tire shreds at the facility an asset to be reclaimed and sold to an end user.  To reclaim some of the material for resale, we would need to install additional equipment to screen the material for potential contaminants in the piles such as rocks, pieces of metal and concrete.  We currently do not have the resources to purchase the screening equipment and management has chosen to focus on producing TDF and shipping tire shreds to local landfills. The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit to ensure that the site is restored if the Company was unable to meet its obligations with the TCEQ.

In such a case, we would be required to restore the site beginning with transportation of the material to a disposal site, such as a landfill.  We have accrued approximately $332,600 and $403,500 at December 31, 2012 and 2011, respectively for the cost of disposing this material.  This accrual is based on standard disposal costs incurred by Vista during tire disposal operations in preparing the facility for sale, based on the weight of tires at the site.  These costs include transportation, labor, equipment and landfill fees assuming complete closure of the facility.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.  The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance.  The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2012 and 2011.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions.  The Company establishes valuation allowances when necessary to reduce deferred income tax assets to the amounts that management believes are more likely than not to be recovered.

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2012 the company has accrued penalties and interest of approximately $146,000   related to unfiled state and federal tax returns concerning the sale of an asset in 2005 and 2006.

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

None

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected.  As of December 31, 2012, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2012. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described below.

Management’s Conclusion

Management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2012 due to material weakness in internal control, which weaknesses resulted from the failure to maintain effective internal control over the financial reporting process to ensure the timely preparation of financial statements and financial data which is necessary for the preparation of the Company’s financial statements in accordance with U.S. GAAP. Specifically, we noted the following:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and terms of office of our directors and executive officers as of April 9, 2013 are set forth in the following table:

Name	Age	Positions with Vista International Technologies
Bradley A Ripps	37	Former Interim Chief Executive Officer, Former Chief Financial Officer
Thomas P. Pfisterer*	51	Director and Chief Financial Officer (former Chief Executive Officer) 2
Timothy D. Ruddy	40	Interim Chief Executive Officer

* Mr. Pfisterer is also a named executive officer for purposes of Section 16(a)

2 Mr. Pfisterer was the Interim Chief Executive Officer (principal executive officer and principal accounting officer) of the Company from October 1, 2009 through April 19, 2010 and the Chief Executive Officer of the Company from April 20, 2010 through January 17, 2011.

Mr. Ripps was Chief Executive Officer and Chief Financial Officer from January 18, 2011 through February 3, 2012

Mr. Ruddy began serving as Interim Chief Executive Officer and Chief Financial Officer on February 4, 2012  and currently serves in both capacities.

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

Management Biographies

Bradley Ripps. Bradley Ripps became our Interim Chief Executive Officer on January 17, 2011. Mr. Ripps brings a strong, diverse business background having owned, operated, analyzed and/or advised more than 50 businesses, across many industries. Mr. Ripps was integral to the success of major initiatives at multiple companies. He was responsible for leading 60 employees, located in 10 different facilities, in the successful re-structuring of a managed care company. Mr. Ripps also successfully deployed a multi-million dollar network for a large communication and information company in the southeastern U.S. As a testament to Mr. Ripps negotiation skills and tenacity, he was instrumental in the collection of several million-plus dollar receivables for a major telecommunication provider. Prior to joining Vista, Mr. Ripps served as Vice President of IBG Business Services, Inc., one of the leading merger and acquisition advisory firms in the United States, from April 2006 to January 2011. At IBG, Mr. Ripps handled both domestic and international clients across a broad range of industries, from physical fitness and advertising to transportation and manufacturing. Concurrently, since 2001, he has held various senior management positions in Community Care, Inc. a private, family owned, managed care business. Mr. Ripps completed his undergraduate studies at Syracuse University, earning a Bachelor of Arts Degree in Economics (Magna Cum Laude). He completed his graduate studies at The University of Texas, earning a Masterr of Arts in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2012.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and written representations from certain reporting persons, during the fiscal year ended December 31, 2011, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 5151 E 56th Ave, Suite 101, Commerce City, CO 80022

Item 11. Executive Compensation.

The following table sets forth the compensation paid during the past two years to our chief executive officer (our principal executive officer and principal financial and accounting officer).  No executive officer’s remuneration exceeded $100,000 per year.  We did not pay any non-cash current compensation or long term compensation to our officers during the listed years.

Summary Compensation Table

Name and Principal				All Other
Position	Year	Salary	Bonus	Compensation	Total
Thomas P. Pfisterer 1
Director and Chief Financial Officer (Former Chief Executive Officer)	2011	---	---	---	---
	2012	---	---	---	---
Timothy D Ruddy
Interim Chief Executive Officer	2011	---	---	---	---
	2012	---	---	---	---
Bradley Ripps
Former Chief Executive Officer	2011	$81,731	N/A	N/A	$81,731
	2012	$9,972	N/A	N/A	$9,972

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

Timothy D Ruddy.  Mr. Ruddy Succeeded Mr. Ripps on February 4, 2012 as Interim Chief Executive Officer and currently holds the title as of April 9, 2013.  Mr. Ruddy serves as our Chief Executive Officer at-will and the company does not have an employment agreement with him.

The Company did not pay any compensation to its directors for serving as such in 2011 or 2012.

We do not have any compensation arrangements with our directors.  In the future the Company may institute director compensation arrangements; however, none are currently contemplated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, to the Company’s knowledge, based solely upon records available to it, certain information as of April 9, 2013 regarding the beneficial ownership of the Company’s shares of common stock by:

●

each person who we believe to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock,

●

each of the current directors,

●

each of the named executive officers listed in the summary compensation table, and

●

all of our current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class (4)
Richard Strain
15 Loockerman Ave
Poughkeepsie, New York 12601	7,764,456	1	40.0%

Timothy D. Ruddy
3885 Vale View Lane
Mead, CO 80542	4,372,041	2	22.5%

Thomas Pfisterer
12 Croft Road, New
Hartford, NY 13413	29,400	2	*

Brad Ripps
88 Inverness Circle East, Suite N-103
Englewood, CO 80112	—	2	—

All directors and executive officers as a group (4 persons)	4,401,441	3	22.7%

1

Information based upon a Schedule 13D/A filed by Mr. Strain with the Securities and Exchange Commission, the records of the Company’s transfer agent, and information provided to the Company by Mr. Strain.

2	Information based upon the records of the Company’s transfer agent and information provided by the beneficial owner.
3	See Notes (1) and (2) above.
4	Based on 19,406,376 common shares issued and outstanding as of April 9, 2013.

*	Less than one percent.

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

As of December 31, 2012, that total was approximately $727,900 and accrued interest at December 31, 2012 was approximately $127,600.  The loan bears interest at 8% per annum, is secured by the Company’s assets, is due on demand, and is convertible into the Company’s common stock as described above.   Through April 9, 2013 Mr. Ruddy has not loaned the Company any  additional  amounts under this agreement.

On March 29, 2013, the Board of the Directors of the Company approved an agreement with Timothy D Ruddy, Interim CEO and Director, to convert $137,148.88 of accrued interest on the loan agreement between Mr. Ruddy and the company, dated August 3, 2009, into 3,054,541 shares of common stock. The conversion ratio was the average closing trading price for the ten days prior to the date of the agreement.

In December 2011, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of Vista’s required financial assurance in connection with its registration with the Texas Commission on Environmental Quality (TCEQ). This registration is required to enable us to operate our tire processing facility in Hutchins, Texas, and would be used for remediation in the event the Company liquidates and its facility closes.  Mr. Ruddy was not compensated for providing this collateral. This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000.  Mr. Ruddy paid off this loan on behalf of the company in May 2012

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, a 40% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit was required by December 31, 2011.  The line is currently in default.

The line of credit is secured by a first priority security interest in the Company’s assets and provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  During 2010, an aggregate of approximately $138,000 of accrued interest under the line of credit and other Notes was converted into 276,549 shares of Vista common stock. During 2011, Mr. Strain provided an additional $50,000 under the agreement. Approximately, $147,000 in principal is outstanding under the line of credit and Mr. Strain has declined to provide any further advances under the line of credit.

During 2011 Mr. Strain also provided $450,000 in the form of a promissory note for equipment purchases and working capital to allow the company to install a tire derived fuel production line. This note was due November 14, 2011 and is currently in default.

As of December 31, 2012 and 2011, the Notes and the line of credit in the principal amount of approximately $1,097,000 were in default due to missed principal payments.

On March 29, 2013, the Board of the Directors of the Company approved an agreement with Richard Strain, the Company’ largest shareholder,  to convert $222,940.68 of accrued interest on his various loans and line of credit to 2,229,407 shares of common stock.  The conversion ratio was the closing trading price of the Company’s stock on the date of the agreement. This agreement also contained an additional $15,000 loan from Mr Strain to the Company, and consolidated all of Mr. Strain’s loans and lines of credit into a single consolidated note and mortgage.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal year ended December 31, 2012 by RBSM, LLP were $31,000.   The aggregate fees billed for our fiscal year ended December 31, 2011 by GHP Horwath, P.C. were $63,544

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2012 and 2011 for any audit related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2012 and 2011.

Other Fees

Our principal accountants did not bill us for any services other than as reported above in this Item 14 during our fiscal years ended December 31, 2012 and 2011, respectively.

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

10.20 10.21

Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International ∆

Alternative Fuel Purchase Agreement, dated January 2nd, 2012, between Vista International Technologies, Inc, And Geocycle, LLC.

10.22 10.23 10.24 10.25 10.26

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

31.1

Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Interim Chief Financial Officer (principal executive officer and principal financial and accounting officer) pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Interim Chief Financial Officer (principal executive officer and principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 101.

INS       XBRL Instance Document

 101.

SCH      XBRL Taxonomy Extension Schema Document

101.

CAL      XBRL Taxonomy Extension Calculation Linkbase Document

101.

LAB      XBRL Taxonomy Extension Label Linkbase Document

101.

PRE      XBRL Taxonomy Extension Presentation Linkbase Document

101.

DEF      XBRL Taxonomy Extension Definition Linkbase Document

_________________

_

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista International Technologies, Inc. and its subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 11, 2013

Vista International Technologies Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$ 16,040	$ 36,710
Accounts receivable, net	27,452	1,739
Other receivables	-	1,904
Prepaid expenses	1,499	55,410
Total current assets	44,991	95,763
Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	507,404	569,258
Intangibles, net	23,830	27,766
Total assets	$ 748,121	$ 864,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,918,740	$ 1,900,246
Accrued compensation and payroll liabilities	522,607	588,087
Accrued interest	227,591	118,129
Accrued interest- related parties	141,882	82,247
Notes payables - related parties	777,893	658,901
Notes payable - stockholder	1,096,931	1,096,931
Notes payable and capital leases, current portion	216,475	151,484
Convertible notes payable, net of debt discount	-	3,709
Derivative liability	-	74,192
Total current liabilities	4,902,119	4,673,926
Other long-term liabilities	-	40,068
Notes payable and capital leases, less current portion	6,223	3,898
Total liabilities	4,908,342	4,717,892
Commitments and contingencies	-	-

Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and 2011	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 12,872,428 and 12,047,946 shares issued outstanding at December 31, 2012 and 2011, respectively	12,873	12,048
Additional paid-in capital	62,841,103	62,802,728
Common stock subscription	5,000	-
Accumulated deficit	(67,019,197)	(66,667,985)
Total stockholder's deficit	(4,160,221)	(3,853,209)
Total liabilities and stockholders' deficit	$ 748,121	$ 864,683

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2012 and 2011

	2012	2011

Revenues	$ 683,201	$ 466,977

Cost of revenue	595,693	547,289

Environmental remediation (income) expenses	(70,312)	220,565

Gross profit (loss)	157,820	(300,877)

Operating expenses:
Depreciation and amortization	100,091	47,864
Selling, general and administrative expenses	242,668	616,002
Total operating expenses	342,759	663,866

Loss from operations	(184,939)	(964,743)

Other income (expense):
Gain on extinguishment of liability	8,901	-
Gain on disposal of property and equipment	1,100	14,000
Gain from insurance settlement	-	36,561
Interest expense, net	(224,663)	(260,026)
Gain on change in the fair value of derivative liability	74,192	65,032
Other expense	1,780	(660)
	(138,690)	(145,093)

Loss before income taxes	(323,629)	(1,109,835)

Income tax expenses	27,583	12,239

Net loss	$ (351,212)	$ (1,122,075)

Net loss per share, basic and diluted	$ (0.03)	$ (0.10)

Weighted average common shares outstanding, basic & diluted	12,180,115	11,630,303

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years ended December 31, 2012 and 2011

	Common stock		Additional Paid-in	Common Stock Subscription		Accumulated	Stockholders
	Shares	Amount	Capital	Shares	Amount	deficit	deficit
Balances, January 1, 2011	11,471,955	$ 11,472	$ 62,618,719	18,000	$ 10,800	$ (65,545,910)	$ (2,904,919)
Issuance of common stock for services	307,991	308	123,477	-	-	-	123,785
Issuance of common stock for cash	268,000	268	60,532	(18,000)	(10,800)	-	50,000
Net loss for the year	-	-	-	-	-	(1,122,075)	(1,122,075)

Balances, December 31, 2011	12,047,946	12,048	62,802,728	-	-	(66,667,985)	(3,853,209)

Issuance of common stock for cash	-	-	-	10,000	5,000	-	5,000
Issuance common stock for note conversion	144,578	145	11,855	-	-	-	12,000
Issuance common stock for services	680,000	680	26,520	-	-	-	27,200
Fractional share adjustment	(96)	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(351,212)	(351,212)

Balances, December 31, 2012	12,872,428	$ 12,873	$ 62,841,103	10,000	$ 5,000	$ (67,019,197)	$ (4,160,221)

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies Inc.

Consolidated Statement of Cash Flows

For the Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$ (351,212)	$ (1,122,075)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	100,091	47,864
Operating expenses incurred by related party / note holder on behalf of the company	3,392	31,906
Common stock issued for services provided	27,200	123,785
Environmental remediation expenses	(70,312)	220,565
Gain on disposal of assets and insurance claim received	(1,100)	(50,561)
Gain on extinguishment of liabilities	(8,901)	-
Non-cash interest	-	96,724
Amortization of deferred debt discount	38,791	3,709
Gain on change in fair value of derivative liability	(74,192)	(65,032)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,713)	4,044
Prepaid expenses	53,911	(12,549)
Other current assets	1,904
Other receivables, deposits and restricted cash		(41,606)
Accounts payable and accrued expenses	161,254	262,924
Net cash used in operating activities	(144,887)	(500,302)

Cash flows from investing activities:
Proceeds from sale of fixed assets	1,100	-
Proceeds from purchase of fixed assets	(1,528)	-
Property and equipment and intangible asset purchases	-	(33,152)
Construction in progress	-	(19,743)
Proceeds from insurance and sale of equipment	-	42,881
Net cash used in investing activities	(428)	(10,014)

Cash flows from financing activities:
Repayments on note payable and capital lease	(35,446)	(10,887)
Proceeds for common stock to be issued	5,000	-
Proceeds from bridge loan	30,000	40,000
Proceeds from line of credit and bank loan	82,241	75,000
Proceeds from issuance of common stock	-	50,000
Proceeds from notes payable- stockholder	-	223,957
Proceeds from notes payable and capital lease	32,750	10,055
Proceeds from related party notes	10,100	154,000
Net cash provided by financing activities	124,645	542,125

Net (decrease) increase in cash and cash equivalents	(20,670)	31,809

Cash and cash equivalents at beginning of year	$ 36,710	$ 4,901

Cash and cash equivalents at end of year	$ 16,040	$ 36,710

The accompanying notes are an integral part of the consolidated financial statements

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

Non-cash investing and financing activities
Equipment purchases funded by capital lease arrangements	$ 32,771	$ -
Issuance of common stock for in exchange
for settlement of convertible notes payable	$ 12,000	$ -
Note payable issued for direct payment made by related
party for repayment of bank loan for environmental deposit	$ 75,000	$ -
Note payable issued for direct payment made by
related party for repayment of Convertible notes	$ 30,500	$ -
Beneficial conversion feature on convertible notes payable	$ -	$ 42,500
Common stock to be issued, issued during the year	$ -	$ 10,800
Accrued liability reclassified to other long term liability	$ -	$ 40,068
Notes payable issued for the direct payment made
by the note holders for environmental deposit	$ -	$ 75,000
Reclassification from short-term notes payable to long term	$ -	$ 3,898
Payment made by the note holder for expenses and to settle accounts payable	$ -	$ 31,906

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

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

Going Concern and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company reported a net loss of $351,212 and used net cash in operating activities of $144,886 for the year ended December 31, 2012, has a working capital deficit of $4,857,128 and an accumulated deficit of $6,7019,197 at December 31, 2012.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

In February 2011, the Company entered into a Purchase and Sale Agreement to sell all of its interest in the approximately 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas.  The sale was subject to a variety of conditions, including shareholder approval (See note 9).  The buyer elected not to pursue this transaction further in January of 2012.

Although the sale leaseback transaction did not get closed, the company was able to find alternate funding and was able to purchase additional tire shredding equipment. The company successfully installed a tire derived fuel processing line in early 2012, and has been using the additional revenue from this processing line to stabilize the company and pay down the balances of its creditors.  The company plans to ramp up the hours of operation of the facility to generate greater cash flow and continue to look at its options to best utilize the facility.

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

In the year ended December 31, 2012 the Company entered into loan agreements including related parties and received net proceeds of $124,645 and through April 9, 2013 has received $15,000 in additional loan proceeds from related parties.

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

For the years ended December 31, 2012 and 2011

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

For the years ended December 31, 2012 and 2011

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

The allowance for doubtful accounts receivable was approximately $5,700 and $5,700 at December 31, 2012 and 2011, respectively.

One customer comprised approximately 95% & 31% of the accounts receivable balance at December 31, 2012 and 2011.

Our two largest customers accounted for 36% and 16% of revenue for the year ended December 31, 2012. Two customers comprised approximately 21% and 10% of revenues for the year ended December 31, 2011.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash and certificates of deposit held at commercial banks in the United States in excess of federally insured limits and trade receivables from the Company’s customers.  The Company has not experienced a loss in its cash accounts.

 Accounts Payable and Accrued Expenses.

 Accounts payable and accrued expenses at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Accounts payable	$ 846,294	$ 784,644
Accrued liabilities	1,072,446	1,115,602
Accrued interest- other	27,406	16,292
Accrued interest-related party	141,882	82,247
Accrued interest- stockholder	200,185	101,837
Accrued compensation and payroll liabilities	522,607	588,087
Total	$ 2,810,820	$ 2,688,709

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

The company recorded $59,635 in accrued interest in 2012, and $47,269 in accrued interest in 2011 on the related party debt extended through the agreement with Timothy Ruddy & family.  In addition, the company recorded interest expense of $98,348 in 2012 and $63,835 in 2011 on the shareholder notes and line of credit extended by Richard Strain.

The company disputes the amount of $482,209 of accrued compensation due to prior officer compensation.  It is the position of the company that the officers in question had no formal contracts in place, and further, were negligent in their fiduciary responsibility to the company, causing additional problems with creditors and the Internal Revenue Service.

$332,584  of accrued liabilities relate to environmental remediation expense at the Hutchins tire facility.  The company believes that as  tire derived fuel (TDF) operations continue, this amount will decrease as tires on site will be shredded and sold as TDF

Approximately $561,600 of accrued liabilities in 2012 and  $534,000 of accrued liabilities in 2011 relate to amounts accrued to state and federal revenue agencies, due to unfiled tax returns relating to the sale of company assets in 2005 and 2006.

The company plans to use revenues from its tire derived fuel operations to begin to pay down these expenses, but significant repayment of such  will more than likely not  occur until  one of the following occurs:

•

Sale of the Hutchins tire facility

•

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

For the years ended December 31, 2012 and 2011

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

There were no impairment losses during the year ended December 31, 2012 and 2011.

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

•

Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

•

Sales of unprocessed whole tires are recognized when company receives proof of delivery to end user

•

Sales of processed tires are recognized when company receives proof of delivery to end user.

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.  We have recognized no revenue from the sale of our Thermal Gasifier™ during the years ended December 31, 2012 and 2011.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Third party research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred.  For the years ended December 31, 2012 and 2011, we incurred approximately $5,400 and $6,100 respectively for third party research and development expense which are included in selling, general and administrative expenses in the consolidated statements of operations.

Stock Based Compensation to Other than Employees

In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance. The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2012 and 2011.

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

●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

 Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

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

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2012 and 2011, accrued interest and penalties on unpaid taxes outstanding was approximately $146,000 and $119,000, respectively

Net Loss per Share

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

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Derivative Liability

The Company accounts for its embedded conversion features in its convertible debentures in accordance with ASC 815-10, "Derivatives and Hedging", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as non-cash interest and included in interest expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

3. Property and Equipment

Following is a summary of property and equipment at December 31, 2012 and 2011:

	2012	2011
Machinery and equipment (a)	$ 764,735	$ 450,812
Construction in Progress	-	280,151
Buildings	95,578	95,439
Vehicles	18,985	18,985
Land	51,085	51,085
Furniture, fixtures and equipment	55,312	64,921
Land Improvements	232,269	232,269
Totals	1,217,964	1,193,662
Less accumulated depreciation	(710,560)	(624,404)
Property and equipment, net	$ 507,404	$ 569,258

Depreciation expense was $96,155 and $42,702 and for the years ended December 31, 2012 and 2011, respectively.

(a)

Includes the machinery under capital leases of $24,051 and $13,382 at December 31, 2012 and 2011, respectively.

Construction in Progress

The Company has elected to use Construction in Progress accounting to handle the acquisition and installation of the equipment needed for our tire derived fuel (TDF) production line.  “Construction in Progress” accounting refers to the temporary classification of assets that are being built/assembled before being placed into service. Companies must track these expenses in a special “construction in progress” general ledger account until the asset is complete. Once completed, the asset is placed into service, and begins to be depreciated as any other fixed asset, according to the proper schedules. The company recorded $280,151 in its Construction in Progress account for 2011, with no similar value for 2012.  The TDF production assets were placed into service in January of 2012.

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

 Gain on Sale

During 2011 the company sold a fully depreciated Link-Belt excavator which was no longer operational and realized a gain of $14,000.   During the year 2012, the Company sold old furniture and recorded as gain of $1,100.

Burglary

In early July 2011, a burglary occurred at the Hutchins, TX tire processing facility.   The perpetrators broke through a perimeter fence on the property and stole a significant amount of equipment, mainly consisting of shop tools, welding equipment, and a skid steer.  The facility and equipment were insured and thus the company received compensation for the stolen material.  The company recognized gain on the insurance settlement of $36,561, which is shown in the consolidated statement of operations.  There was no comparable event in 2012

4. Intangible Assets

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

At December 31, 2012 and 2011 intangible assets are as follows:

	2012	2011
Patents	$ 63,720	$ 63,720
Less accumulated amortization	(39,890)	(39,594)
Intangible assets, net	$ 23,830	$ 27,766

 Amortization expense for each of the years ended December 31, 2012 and 2011 was $3,936 and $5,162 respectively.

Estimated Future Amortization Expense as of December 31, 2012:

Years Ended December 31,	Amount
2013	$ 3,936
2014	3,936
2015	3,936
2016	3,936
2017	3,936
There after	4,150
Total	$ 23,830

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

5. Notes Payable, Capital Lease and Convertible Notes Payable:

At December 31, 2012 and 2011, the Company had the following promissory notes outstanding:

	2012	2011
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	$ 50,000	$ 50,000
15% promissory note payable to individual, due on demand, in default	17,000	17,000
7.5% promissory note with bank, co-signed with related party		75,000
15% promissory note payable to individual, Due April 2013	30,000
20.6% installment note, secured by equipment, due December 2012, signed personally by related party, is in default	1,062	13,382
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2012	77,241	-
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2012	5,000	-
21% installment note, secured by equipment, due November 2013, signed personally by related party	19,407	-
14% installment note, secured by equipment, due June 2014, signed personally by related party	17,321	-
8.95% installment note, secured by equipment, due October 2013, signed personally by related party	5,667	-
8% convertible note, unsecured, due on September 7, 2012	-	42,500
Total notes payable, capital lease and convertible note payable	222,698	197,882
Less: Unamortized debt discount on convertible note	-	(38,791)
Total notes payable and capital lease net of debt discount	222,698	159,091
Less: current maturities, net of unamortized debt discount	(216,475)	(155,193)
Notes payable and capital lease – Long-term	$ 6,223	$ 3,898

Maturities of notes payable and capital lease at December 31, 2012 are as follows:

Year ending December 31,
2013	$ 216,475
2014	6,223
$ 222,698

** The 12% promissory notes were originally due April 22, 2011 but on May 19, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility.  Interest continues to accrue.

Issuance of Convertible Debt

On December 7, 2011, the Company entered into a loan agreement with an investor pursuant to which the Company sold and issued a convertible promissory note in the principal amount of $42,500.  The Note is convertible into shares of common stock at a conversion price equal to 58% of the current market price of the stock, as measures by the average of the 3 lowest closes of the past 10 trading days. The Note accrued interest at a rate of 8% per annum and matured on September 7, 2012.

The investor converted $12,000 worth of principal in June 2012 into 144,578 shares.  The remainder of the note principal plus interest, amounting to approximately $32,850, was paid off by a related party in September 2012.

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

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

Current Value of Derivative

The Company amortized $38,791 and $3,709 of the debt discount as interest expenses for the year ended December 31, 2012 and 2011, respectively.

At September 8, 2012, note is matured and Company adjusted the recorded fair value of the derivative liability to, market resulting in non-cash, non-operating gain of $74,192 for the year ended December 31, 2012. During the year ended December 31 2011, the Company recorded $65,032 as change in derivative liability.

.

6. Related Party Transactions

At December 31, 2012 and 2011, notes payable - stockholder and notes payable – related party consisted of the following:

	2012	2011
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$ 500,000	$ 500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011– in default	146,931	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets. Due on December 31, 2011 – in default	450,000	450,000
Notes payable- stockholder	$ 1,096,931	$ 1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	727,893	613,901
10% promissory notes payable to Timothy Ruddy Family member, cash interest of 10%	5,000	-
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$ 777,893	$ 658,901

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Notes payable – stockholder

The line of credit provides for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights have been provided as of December 31, 2012.  The maximum amount to be drawn under the line is $375,000.  Subsequent to initial draws of approximately $100,000 in 2009, Mr. Strain has provided an additional $50,000 under this line in 2011.  Notes are currently in default.

On April 15, 2010, the Company issued 276,549 shares of its restricted common stock in exchange for accrued interest on the notes and line of credit of $138,274 (See Note 8).

During 2011 Mr. Strain also provided $450,000 in the form of a promissory note for equipment purchases and working capital to allow the company to install a tire derived fuel production line. This note was due November 14, 2011 and is currently in default

As of December 31, 2012 and 2011, accrued interest outstanding on the notes and line of credit was approximately $200,000 and $102,000, respectively.

Interest expense on the stockholder notes and line of credit for the years ended December 31, 2012 and 2011 was approximately $98,300 and $64,300, respectively.

Notes payable – related parties

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

As of December 31, 2012 and 2011, accrued interest outstanding on the loans was approximately $127,600 and $73,300, respectively.

Interest expense on the loans for the years ended December 31, 2012 and 2011 was approximately $54,300 and $41,900, respectively.

Subsequent to December 31, 2012 and through April 9, 2013, Mr. Ruddy has not loaned the Company additional funds under this agreement.

In December 2009, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”).  This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000 (See Note 9). This unsecured loan was paid off by Mr. Ruddy in May of 2012.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Notes payable – related party family

As of December 31, 2012, no interest payments had been made on these notes.

As of December 31, 2012 accrued interest, including accrued shares of the Company and late payment penalties was approximately $14,400.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013. The Company has accrued this settlement. Through December 31, 2012, $41,945 has been paid toward the settlement, with no  additional amount  having been paid in this year, as of April 9, 2013

7. Income Taxes

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December	December
	31, 2012	31, 2011
Computed “expected” income tax (benefit) at approximately 37%	$ (129,948)	$ (415,168)
Permanent differences	6,824	4,826
Adjustments to net operating loss carryforwards	136,379	69,279
Other adjustments
Change in valuation allowances of deferred income taxes	(13,255)	341,063
Penalties and interest on federal and state income tax returns	27,583	12,329
Income tax expense	$ 27,583	$ 12,329

 During the year ended December 31, 2012, the Company recorded approximately $27,583 of penalties and interest on prior year unpaid federal and state income tax returns

During the year ended December 31, 2011, the Company recorded approximately $12,329 of penalties and interest on prior year unpaid federal and state income tax returns

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December	December
	31, 2012	31, 2011
Deferred tax assets:
Net operating loss	$ 8,131,235	$ 8,153,391
Property and equipment	46,507	27,183
Expense accruals and other	190,387	149,331
Accrued Payroll	186,303	215,029
Total gross deferred tax assets	8,554,432	8,544,934
Less: Valuation allowance	(8,554,432)	(8,544,934)
Net deferred tax assets	$ -	$ -

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $22,236,000 which expires between 2020 and 2030.  Approximately $12,950,000 of these losses is limited under the change in control provisions of Internal Revenue Code Section 382.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon our cumulative losses through December 31, 2011, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2012.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2012.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of December 31, 2012 and 2011, there were 12,872,428 and 12,047,946 shares of common stock issued and outstanding.

Private Offerings

During the year ended December 31, 2011, the Company received $50,000 cash in a private placement for 250,000 shares of common stock.

Issuance of Common Stock for notes conversion

During the year ended December 31, 2012 the Company converted $12,000 of the Asher Note (see Note 5) into 144,578 shares of common stock

 Issuance of Common Stock for Services

 During the year ended December 31, 2011, the Company issued 307,991 shares of restricted common stock valued at $123,785 based on the market price of the Company’s common stock for legal expenses incurred during the year ended December 31, 2011.

During the year ended December 31, 2012, the Company issued 680,000 shares of restricted common stock valued at $27,200 based on the market price of the Company’s common stock for services provided by the consultants for the year ended December 31, 2012.

Reverse Stock Split

On September 27, 2012 the Company’s Board of Director’s approved 1:10 reverse stock split of the Company’s common shares. The split was declared effective November 21, 2012. All references in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

9. Commitments and Contingencies

Litigation and Claims

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through December 2013.  A final payment of approximately $5,200 will be due in December 2013. As of December 31, 2012, the Company has accrued of this settlement of approximately $59,000 under accounts payable and accrued liabilities on its balance sheet. Through December 31, 2012, $26,500 has been paid toward the settlement, with no additional payments having been paid in the subsequent period, as of date.

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of December 31, 2012:

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

The Company tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality (“TCEQ”).  At December 31, 2011, the Company has approximately 12,800 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through July, 2010, we had been able to dispose of this material at a municipal landfill site that used the material as filter and bedding material. However, the landfill has recently transitioned to a project based system where they will request tires as needed, rather than storing tires in anticipation of future needs. As a result, tire inventory had increased until the beginning of operation of the Company’s TDF line in early 2012.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of cash, surety bond, or letters of credit (approximately $170,000 at December 31, 2012 and 2011) for remediation in the event the Company liquidates and the facility closes.  These letters of credit expired on November 27, 2011 and December 10, 2011, respectively.   A certificate of deposit in the Company’s name for $20,000 and personal assets of approximately $150,000 owned by Mr. Timothy Ruddy, a Director of the Company (See Note 6), respectively were held as collateral for these letters of credit. Just prior to the expiration of the letters of credit, the TCEQ called the letters of credit, requiring the cash to be held by the TCEQ until new financial assurance could be put in place.

The Company has no other asset retirement obligations.

We have accrued approximately $332,600 and $403,500 at December 31, 2012 and 2011, respectively for the cost of disposing of this material under account payable and accrued liabilities.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

10. Lease Commitments

On March 1, 2012 the company moved its corporate offices to 5151 E 56th Ave, Suite 101, Commerce City, CO 80022. The lease had a term of 12 months, which began on March 1, 2012 and expires on February 28, 2013.  The Company will pay rent and related costs of $350 per month.  The lease is renewable for 6 month intervals, upon agreement of both parties.

Rent expense for operating leases, including month-to-month rentals, was approximately $7,522 and $24,100 for the years ended December 31, 2012 and 2011 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2012:

Assets	Level I	Level II	Level III	Total
Environmental deposit	$ -	$ 170,000	$ -	$ 170,000
Total Assets	$ -	$ 170,000	$ -	$ 170,000
Liabilities
Derivative liabilities	$ -	$ -	$ -	$ -
Total Liabilities	$ -	$ -	$ -	$ -

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

The following table provides a summary of changes in fair value of the accompanying consolidated financial statements December 31, 2012:

Debt Derivative Liability
Balance, January 1, 2011	$ -
Initial fair value of debt derivatives at note issuances	139,224
Mark-to-market at December 31, 2011:
- Embedded debt derivatives	(65,032)
Balance, December 31, 2011	$ 74,192

Net gain for the year included in earnings relating to the liabilities held at December 31, 2011	$ 65,032

Balance January 1, 2012	$ 74,192

Mark-to-market at December 31, 2012:
- Embedded debt derivatives expired with Note in September, 2012	(74,192)
Balance December 31, 2012	$ -

Net gain for the year included in earnings relating to the liabilities held at December 31, 2012	$ 74,192

12. Subsequent Events

On January 11, 2013, the Company issued 1,250,000 shares of common stock against a debt of $57,500. The debt represents the principal and interest due on the 12% promissory note issued by the Company to an individual on October 22, 2010, and originally due April 22, 2011(See Note 5).

On March 29, 2013, the Board of the Directors of the Company approved an agreement with Richard Strain, the Company’ largest shareholder,  to convert $222,940 of accrued interest on his various loans and line of credit to 2,229,407 shares of common stock.  The conversion rate was the closing trading price of the Company’s stock on the date of the agreement. This agreement also contained an additional $15,000 loan from Mr. Strain to the Company, and consolidated all of Mr. Strain’s loans and lines of credit into a single consolidated note and mortgage.

On March 29, 2013, the Board of the Directors of the Company approved an agreement with Timothy D Ruddy, Interim CEO and Director, to convert $137,148 of accrued interest on the loan agreement between Mr. Ruddy and the company, dated August 3, 2009, into 3,054,541 shares of common stock. The conversion rate was the average closing trading price for the ten days prior to the date of the agreement.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 VISTA INTERNATIONAL TECHNOLOGIES, INC.

Signature	Capacity	Date

/s/ Thomas P. Pfisterer Thomas P. Pfisterer	Director Chief Financial Officer	April 15, 2013

/s/ Timothy D. Ruddy Timothy D. Ruddy	Director Interim Chief Executive Officer	April 15, 2013