Form 10-Q
period 2013-03-31
Vista International Technologies Inc
filed 2013-05-15
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2013; or

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

Yes  X☐   No  ☐

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

As of May 15, 2013, Vista International Technologies, Inc. had outstanding 20,556,376 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

Vista International Technologies Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

Current assets:
Cash	$ 54,740	$ 16,040
Accounts receivable, net	35,958	27,452
Prepaid expenses	541	1,499
Total current assets	91,239	44,991

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	481,527	507,404
Deferred expenses	17,237
Intangibles, net	22,846	23,830

Total assets	$ 784,745	$ 748,121

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,888,780	$ 1,918,740
Accrued compensation and payroll liabilities	514,643	522,607
Accrued interest	22,564	227,591
Accrued interest- related parties	20,726	141,882
Notes payables - related parties	790,612	777,893
Notes payable - stockholder	1,096,931	1,096,931
Notes payable and capital leases, current portion	170,970	216,475
Deferred revenue	60,000	-
Total current liabilities	4,565,226	4,902,119

Other long-term liabilities		-
Notes payable and capital leases, less current portion	14,566	6,223

Total liabilities	4,579,792	4,908,342

Commitments and contingencies	-	-

Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 19,406,376 and 12,872,428 shares issued outstanding at March 31, 2013 and December 31,2012 , respectively	19,407	12,873
Additional paid-in capital	63,425,463	62,841,103
Common stock subscription	5,000	5,000
Accumulated deficit	(67,244,917)	(67,019,197)
Total stockholder's deficit	(3,795,047)	(4,160,221)

Total liabilities and stockholders' deficit	$ 784,745	$ 748,121

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$ 191,334	$ 155,823

Cost of revenue	186,028	171,018

Environmental remediation income	(41,226)	(20,958)

Gross profit	46,531	5,763

Operating expenses:
Depreciation and amortization	26,861	20,725
Selling, general and administrative expenses	22,243	51,642
Total operating expenses	49,104	72,367

Loss from operations	(2,573)	(66,604)

Other income (expense):
Loss on settlement of liability	(173,305)	-
Interest expense, net	(49,843)	(62,477)
Gain on change in the fair value of derivative liability	-	12,640
Other income	-	1,578
	(223,148)	(48,259)

Loss before income taxes	(225,721)	(114,863)

Income tax expenses	-	-

Net loss	$ (225,721)	$ (114,863)

Net loss per share, basic and diluted	$ (0.02)	$ (0.00)

Weighted average common shares outstanding, basic & diluted	14,159,671	12,047,946
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$ (225,721)	$ (114,863)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	26,861	20,725
Loss on settlement of liability	173,305	-
Operating expenses incurred by note holder – related party and others	33,135	-
Environmental remediation expenses	(41,226)	(20,958)
Amortization of deferred debt discount	-	14,013
Gain on change in fair value of derivative liability	-	(12,640)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,506)	(35,338)
Prepaid expenses	958	7,200
Deferred expenses	(17,237)	-
Other receivables, deposits and restricted cash	-	1,860
Deferred revenue	60,000	-
Accounts payable and accrued expenses	47,209	68,872
Net cash provided by (used in) operating activities	48,778	(71,129)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	-	(138)
Net cash used in investing activities	-	(138)

Cash flows from financing activities:
Repayments on notes payable and capital lease	(11,428)	(1,128)
Proceeds for common stock to be issued	-	5,000
Proceeds from notes payable and capital lease	-	32,750
Proceeds from related party notes	1,350	100
Net cash (used in) provided by financing activities	(10,078)	36,722

Net increase (decrease) in cash and cash equivalents	38,700	(34,545)
Cash and cash equivalents at beginning of period	16,040	36,710

Cash and cash equivalents at end of period	$ 54,740	$ 2,165

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ 1 ,000
Cash paid during the period for taxes	$ -	$ -

Non-cash investing and financing activities
Issuance of common stock in exchange for settlement of accrued interest on notes payable - related Party	$137,149	$ -
Issuance of common stock in exchange for settlement of accrued interest on notes payable - stockholder	$222,941	$ -
Issuance of common stock in exchange for settlement of notes payable – related party and accrued interest	$ 57,500	$ -
Accrued liabilities paid by note holder – related party on behalf of Company	$ 2,500	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $226,000 and net cash provided by operating activities of $48,778 for the three months ended March 31, 2013, has a working capital deficiency of approximately $4.5 million and an accumulated deficit of approximately $67.2 million at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the three months ended March 31, 2013, the Company received proceeds of $36,986 ($1,350 in cash and balance as non-cash transaction) from a related party and others.  In the subsequent period, the company also received proceeds from a shareholder loan totaling roughly $15,000 to help with working capital.  We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

•

Management plans to focus the Company’s resources in four key areas:

•

Thermal Gasifier™ engineering design and deployment

•

Maximizing value from the Hutchins, Texas tire processing and storage facility.

•

Development of project based opportunities, and

•

Attracting strategic investment

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

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon-based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities.    We currently have a pilot project being constructed in the northeastern US to showcase the technology and obtain emissions testing data from our current generation of units. Currently, the Company does not have any Thermal Gasifiers in operation.

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities and has a commitment for up to $6 million in funding but does not have a final agreement in place  at the present time.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurance that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available.  Continued negative cash flow and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and may result in the Company reducing the scope of its planned operations, scaling back or discontinuing its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or products or to discontinue its operations entirely.

Revenue Recognition

We recognize revenue from our tire fuel processing and storage facility in three ways:

•

Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

•

Tire Derived Fuel and other processed tire revenues are fully earned when the product is accepted at the purchaser’s facility.

•

Sales of unprocessed whole tires are recognized when delivered to the end user

Revenue from sales of our Thermal Gasifier™ will be recognized upon completion, delivery and customer acceptance, using the completed contract method of accounting.   We have recognized no revenue from the sale of our Thermal Gasifier™ during the three months ended March 31, 2013 and 2012.  Revenues from other Waste-to-Energy related products or services provided for projects will be recognized when the products are delivered to the end customer, or when services are completed.

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For the quarter ended March 31, 2013, the company recorded roughly $60,000 in deferred revenue and $17,237 in deferred expenses for this project.

Concentration of Credit Risk

Our two largest customers comprised approximately 47% and 11% of revenues for the three months ended March 31, 2013, and our two largest customers comprised approximately 20% and 15% of revenues for the three months ended March 31, 2012.F-8

Use of Estimates

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

Three months ended March 31, 2013 and 2012

(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Recent Accounting Pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

 Reclassifications

Certain reclassifications to the 2012 statements of operations and cash flows have been made in order to conform it to the 2013 presentation.

2. Notes Payable and Capital Lease

At March 31, 2013 and December 31, 2012, the Company had the following promissory notes outstanding:

	March 31, 2013
	Unaudited	31-Dec-12
23% installment note, secured by equipment, due January 2014, signed personally by a related party	11,720	-
21% installment note, secured by equipment, due November 2013, signed personally by related party	14,477	19,407
12% promissory note, payable to individual, interest due monthly, secured by the assets of the Company, due on April 22,2011 **	-	50,000
8.95% installment note, secured by equipment, due October 2013, signed personally by a related party	4,038	5,667
12% line of credit payable, secured by the assets of the company, due on demand after June 30, 2013	77,241	77,241
12% line of credit payable, secured by the assets of the company, due on demand after June 30, 2013	5,000	5,000
14% installment note, secured by equipment, due June 1 2014, signed personally by a related party	14,660	17,321
13.7 installment note, secured by property, due January 18, 2023	11,400	-
15% promissory note payable to individual, due on demand, in default	17,000	17,000
10% promissory note payable to individual, due April 2013	30,000	30,000
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	-	1,062
Total notes payable and capital lease	185,536	222,698
Less: Current maturities	(170,970)	(216,475)
Notes payable and capital lease – Long Term	14,566	6,223

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

Maturities of notes payable and capital lease at March 31, 2013 are as follows:

Period ending March 31,	Amount ($)
2014	$ 170,970
2015	3,166
2016 and Beyond	11,400
$ 185,536

** The 12% promissory note was originally due April 22, 2011 but on May 19, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility. Interest continued to accrue until January 2013.  On January 11, 2013 the note and $7,500 in interest were converted into 1,250,000 shares of common stock of the company.  The conversion price was $0.046 per share.

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013. The Company drew $5,000 against this line of credit as of March 31, 2013.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $77,214 against this line of credit as of March 31, 2013.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

3. Related Party Transactions

At March 31, 2013 and December 31, 2012 notes payable - stockholder and notes payable – related parties consisted of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets	$ 500,000	$ 500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets	146,931	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets.	450,000	450,000
Notes payable- stockholder	$ 1,096,931	$ 1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$ 740,612	$ 727,893
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$ 790,612	$ 777,893

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

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

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the Company and will mature on June 30, 2013.  Coincident with the execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock.   This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain against $222,941 of accrued interest converted at $0.10 per share.

All other debt of the Company is substantially subordinated to Mr. Strain.

As of March 31, 2013 and December 31, 2012, accrued interest outstanding on the loans was approximately $-0- and $200,000, respectively.

Interest expense on the loans for the three months ended March 31, 2013 was approximately $22,756.  Interest expense on the loans for the three months ended March 31, 2012 was approximately $24,500

Notes payable – related party

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

The outstanding balance as of March 31, 2013 is $740,612.

Effective March 1, 2013, Mr Ruddy converted all outstanding interest on the loan to the common stock of the company at a rate equal to the average closing price of the company’s common stock over the ten days prior to the signing of the agreement .  The conversion resulted in the issuance of 3,054,541 shares to Mr Ruddy. Accrued interest of $137,149 was converted @$0.0449 per share as per conversion agreement with Mr. Ruddy.  However the market rate was $0.10 at the time of the board meeting approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

 As of March 31, 2013 and December 31, 2012, accrued interest outstanding on the loan with Mr Ruddy was approximately $4,900 and $127,600, respectively.

Interest expense on the loans for the three months ended March 31, 2013 was approximately $14,400.  Interest expense on the loans for the three months ended March 31, 2012 was approximately $12,200.

During the three months ended March 31, 2013, the Company received $12,719 ($1,350 in cash and balance as non-cash transaction) in additional loans from Mr. Ruddy under this agreement.

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

Notes payable – related party family

As of March 31, 2013, no interest payments have been made on these notes. Default has been waived.

As of March 31, 2013 and December 31, 2012 accrued interest, including accrued shares of the Company and late payment penalties was approximately $15,900 and $14,400.

Interest expense on the loans for the three months ended March 31, 2013 was approximately $1,500.  Interest expense on the loans for the three months ended March 31, 2012 was approximately $1,300.

3. Related Party Transactions (Continued)

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013. The Company has accrued this settlement. During the three months ended March 31, 2013 and subsequent to the date of filing, nothing has been paid toward the settlement.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

4. Stockholders’ Equity

As of March 31, 2013, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor. The accompanying unaudited condensed consolidated financial statements reflect an accrual of approximately $5,000 for these unissued shares as of March 31, 2013

As of March 31, 2013 and December 31, 2012, there were 19,406,376 and 12,872,428 shares of common stock issued and outstanding respectively.

On March 29, 2013 the Company issued 3,054,541 shares of stock to Mr. Timothy Ruddy, Interim CEO and director, in exchange for conversion of $137,149 in interest due Mr Ruddy on the loan he has extended to the company. However the market rate was $0.10 at the time of the board meeting approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

On March 29, 2013 the Company issued 2,229,407 shares of stock to a shareholder, in exchange for conversion of $222,941 in interest due Mr Strain on the series of notes and a line of credit he has extended to the company

On January 11, 2013 the Company issued 1,250,000 shares of stock to a shareholder in exchange for conversion of a $50,000 promissory note and $7,500 in accrued interest on that note. However the market rate was $0.05 at the time of the board meeting approving the agreement and issuance, hence the difference of $5,000 was credited to additional paid in capital as a loss on settlement of liability.

Reverse Stock Split

On September 27, 2012, the company’s Board of Directors approved a 1:10 reverse split of the Company’s common shares.  The split was declared effective November 21, 2012. All references in the accompanying unaudited condensed consolidated financial statement and notes thereto have been retroactively adjusted to reflect the stock split.

5. Commitments and Contingencies

Encumbrance on Company Assets

On September 13, 2011 the Company entered into an agreement with the Internal Revenue Service (“IRS”) to pay a delinquent payroll tax obligation of approximately $88,700, including penalties and interest, at the rate of $5,000 per month.  The IRS has filed a tax lien against the Company in connection with this obligation. Effective January 2013, the monthly installment repayment was reduced to $2,500 from $5,000. The Company expects to use revenues from TDF production at its industrial site in Hutchins Texas to satisfy the remainder of this obligation (See Note 1).

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

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(unaudited)

Litigation and Claims

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013. The Company has accrued this settlement. During the three months ended March 31, 2013 and subsequent to the date of filing, nothing has been paid toward the settlement.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2013, the Company had approximately   11,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $291,400 at March 31, 2013.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $41,200 compared to December 31, 2012.  This amount has been recorded as environmental remediation income in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at March 31, 2013) for remediation in the event the Company liquidates and the facility closes.     The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

6. Subsequent Events

On April 17, 2013 the Company amended its Employee Stock Ownership Plan (ESOP), updating the plan and allowing for the issuance of up to 12 million shares of S-8 stock.  This amendment was reported in an 8-K on the same date

On April 22, 2013 the Company filed a Form S-8 with the SEC to complete the registration requirements necessary to issue S-8 stock. On April 27, 2013, the Company issued two blocks of S-8 shares (each 575,000 shares) to consultants who are assisting the company in getting its shares listed on a  European stock exchange  and completing  the European funding.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended March 31, 2013, compared with the operating results for the period ended March 31, 2012.

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

At March 31, 2013, the Company had approximately 11,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $291,400 at March 31, 2013.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $226,000 and used net cash provided by operating activities of $48,778 for the three months ended March 31, 2013, has a working capital deficiency of approximately $4.5 million and an accumulated deficit of approximately $67.2 million at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the three months ended March 31, 2013, the Company received proceeds of $36,986 ($1,350 in cash and balance as non-cash transactions) from a related party and others to help with working capital.  The company received an additional $15,000 from a shareholder in the subsequent period. We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs until a significant investment into the company is recognized.

Management plans to focus the Company’s resources in four key areas:

•

Thermal Gasifier™ engineering design and deployment

•

Maximizing value from the Hutchins, Texas tire processing and storage facility, including the operation of a tire derived fuel (“TDF”) production facility.

•

Development of project based opportunities, and

•

Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales of processed tire products to increase revenue and cash flow.  In February 2012, the Company began operation of the shredding equipment for its TDF production line.  Management expects positive cash flow from production in fiscal year 2013.

Thermal Gasifier™ technology

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon-based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities. Currently, the Company has a pilot Waste-To-Energy project under construction in the northeastern US, but does not have any Thermal Gasifiers in operation.

Summary

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above, and has a letter of interest from a European investment group for an investment of up to $6 million into the company, but has not completed this funding as of yet.

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

Results of Operations

Overview:

The following table summarizes our results of operations for  the three months ended March 31, 2013 and 2012

	March 31, 2013	March 31, 2012	2013 vs 2012	% Chg 2013 vs 2012

Revenues	$ 191,334	$ 155,823	$ 35,511	23%
Cost of revenue	186,028	171,018	15,010	9%
Environmental remediation expenses	(41,226)	(20,958)	(20,268)	97%
Gross profit	46,531	5,763	40,768	707%

Operating expenses:
Depreciation and amortization	26,861	20,725	6,136	30%
Selling, general and administrative expenses	22,243	51,642	(29,399)	-57%
Total operating expenses	49,104	72,367	(23,263)	-32%
Loss from operations	(2,573)	(66,604)	64,031	-96%

Other income (expense):
Loss on settlement of liability	(173,305)	-	(173,305)	100%
Inerest expense, net	(49,843)	(62,477)	12,634	-20%
Gain on change in the fair value of derivative liability	-	12,640	(12,640)	-100%
Other Income	-	1,578	(1,578)	-100%
	(223,148)	(48,259)	(174,889)	362%
Loss before income taxes	(225,721)	(114,863)	(110,858)	97%

Income tax expenses

Net loss	$ (225,721)	$ (114,863)	$ (110,858)	97%

Results of Operations for the Three Months Ended March 31, 2013 and 2012.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from sales of TDF (tire derived fuel) and other processed tire material, rose 23%, or roughly $ 35,500 as compared with the three months ended March 31, 2013.  The majority of the increase is due to the sale of TDF and other tire material, which began in February 2012 and is not fully reflected in the 2012 numbers.  The Company’s customer list in 2013 is roughly consistent with its customer list in 2012.

Two customers comprised approximately 47% and 11% of revenues for the three months ended March 31, 2013 and 20% and   15% of revenues for the three months ended March 31, 2012.

Cost of Revenue

Cost of revenue for our tire processing operations increased by 9%, or $15,000 from the year earlier period due mainly to a increase in costs associated with producing and hauling TDF, such as electricity and hauling.  Management expects the cost of revenue to remain roughly constant at this level due to continued operation of the TDF production line.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2013, the Company had approximately 11,000 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $291,400 at March 31, 2013, resulting in income of $41,200 for the three months ended March 31, 2013, as compared to income of  approximately $21,000  in the comparable prior period, an increase of 97%.  Management believes that the cost of disposal will decrease in the future as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at March 31, 2013) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $173,400 as of March 31, 2013.  Accordingly, our assurance is deficient by approximately $3,400 as of March 31, 2013.

Operating Expenses

Operating expenses decreased approximately $23,300, or 32% for the three months ended March 31, 2013 as compared to the year ago period.  The decrease was due primarily to a decrease of $19,700 in salaries and wages and an absence of move related expenses.  Overall, this quarter also reflects the continuation of a trend toward significant decreases in corporate overhead due to the restructuring plan enacted by current management.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the Company to begin adding resources to expand the business.

Interest Expense

Interest expense decreased roughly 20%, or $12,600 in the three months ended March 31, 2013.  The absence of $14,700 in interest expense resulting from the Asher convertible note in the first quarter of 2012 was offset by an increase in interest due on additional borrowing by the company during 2012 and 2013.

Loss on settlement of  Liability

The company recorded a charge in the first quarter of 2013 for a loss due to settlement of a liability for $173,305.  The loss resulted from a difference in share price between the time of the execution of an interest conversion agreement and the approval of that agreement by the board of directors.

Liquidity and Capital Resources

The Company had a cash balance of approximately $54,700 as of March 31, 2013.  Our cash balance increased approximately $38,700 as compared to December 31, 2012, due primarily to the initial funding installments for the construction of the company’s pilot waste-to-energy project, which began in March 2013.  Cash balances in the tire accounts decreased slightly from the 4th quarter.

We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations and fully execute our business plan.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding, and has secured a letter of interest from an investor who is looking to invest up to $6 million into the company.  The financing has not been completed as of the date of this filing. In the near future we are relying on funding from principal shareholders and related parties to provide cash to fund operations in the foreseeable future as described in more detail under the heading “Management’s Plans” above.  If we are unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of March 31, 2013, we had a working capital deficiency of approximately $4.5 million, which includes notes payable to a stockholder of roughly $1.1 million (notes currently in default), notes payable to a related party of approximately $790,600, a liability of approximately $ 291,400 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $535,000.

As of March 31, 2013, we owed approximately $10,500 to the Internal Revenue Service in delinquent payroll taxes and penalties.  Monthly payments of $5,000 were made to the Internal Revenue Service from December 28, 2010 through December 28, 2012, with subsequent monthly payment of $2,500 being made from January 2013 going forward until the extinguishment of the liability.

During the three months ended March 31, 2013, the Company received proceeds of $36,986 ($1,350 in cash and balance as non-cash transactions) from a related party and others to help with working capital needs. During the subsequent period, the Company received a $15,000 loan from a shareholder to help with working capital.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of March 31 2013, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013.  . The Company has accrued this settlement. During the three months ended March 31, 2013 and subsequent to the date of filing, nothing has been paid toward the settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2013, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of March 31, 2013.

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

14.1 Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2 Code of Business Conduct and Ethics for Employees and Officers (other than Vice President and Senior) (effective March 8,

2004)+++

21 Subsidiaries****

31.1  Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: May 15, 2013	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer

Date: May 15, 2013	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer