Form 10-Q
period 2013-06-30
Vista International Technologies Inc
filed 2013-08-14
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2013; or

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

As of August 13, 2013, Vista International Technologies, Inc. had outstanding 22,710,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets
(unaudited)
	June 30,2013	December 31, 2012

ASSETS
Current assets:
Cash	$ 153,962	$ 16,040
Accounts receivable, net	15,464	27,452
Prepaid expenses	-	1,499
Total current assets	169,426	44,991

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	455,702	507,404
Deferred expenses	28,774	-
Intangibles, net	21,862	23,830
Total assets	$ 847,660	$ 748,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,785,841	$ 1,918,740
Accrued compensation and payroll liabilities	508,715	522,607
Accrued interest	33,637	227,591
Accrued interest-related parties	36,886	141,882
Notes payables - related parties	796,124	777,893
Notes payable - stockholder	1,108,000	1,096,931
Notes payable and capital leases, current portion	161,214	216,475
Deferred revenue	166,000
Total current liabilities	4,596,417	4,902,119

Other long-term liabilities		-
Notes payable and capital leases, less current portion	11,258	6,223
Total liabilities	4,607,675	4,908,342

Commitments and contingencies		-
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31,2012		-
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,710,914 and 12,872,428 shares issued outstanding at June 30, 2013 and December 31, 2012, respectively	22,711	12,873
Additional paid-in capital	63,698,748	62,841,103
Common stock to be issued	5,000	5,000
Accumulated deficit	(67,486,474)	(67,019,197)
Total stockholder's deficit	(3,760,015)	(4,160,221)
Total liabilities and stockholders' deficit	$ 847,660	$ 748,121
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$ 235,261	$ 164,955	$ 426,594	$ 320,778

Cost of revenue	192,767	197,359	378,794	368,377

Environmental remediation expenses	(22,132)	(12,677)	(63,358)	(33,635)

Gross profit (loss)	64,626	(19,727)	111,158	(13,964)

Operating expenses:
Depreciation and amortization	26,819	20,727	53,680	46,728
Selling, general and administrative expenses	272,999	39,667	295,242	86,033
Total operating expenses	299,818	60,394	348,922	132,761

Loss from operations	(235,192)	(80,121)	(237,764)	(146,725)

Other income (expense):
Interest expense, net	(50,600)	(61,592)	(100,443)	(124,070)
Gain on change in the fair value of derivative liability	-	19,483	-	32,123
Gain (loss) on settlement of liability	44,235	-	(129,070)	-
Other income	-	1,311	-	2,890
	(6,365)	(40,798)	(229,513)	(89,057)

Loss before income taxes	(241,557)	(120,919)	(467,277)	(235,782)

Income tax expenses	-	-	-	-

Net loss	$ (241,557)	$ (120,919)	$ (467,277)	$ (235,782)

Net loss per share, basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average common shares outstanding	20,248,184	12,073,367	14,159,671	12,060,656

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$ (467,277)	$ (235,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,680	46,724
Operating expenses incurred by note holder	46,826	1,042
Common stock issued for services provided	265,000	-
Loss on settlement of liability	129,070	-
Environmental remediation income	(63,358)	(33,635)
Gain on sale of property and equipment	-	(1,100)
Amortization of deferred debt discount	-	28,026
Gain on change in fair value of derivative liability	-	(32,123)
Changes in operating assets and liabilities:
Accounts receivable, net	11,988	(26,212)
Prepaid expenses	1,499	19,823
Deferred revenue	166,000	-
Restricted cash and other assets	-	1,708
Accounts payable and accrued expenses	10,816	92,326
Net cash provided by (used in) operating activities	154,244	(139,203)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	1,100
Purchase of fixed assets for cash		(137)
Net cash (used in) provided by investing activities	-	963

Cash flows from financing activities:
Repayments on debt	(27,593)	(13,693)
Proceeds from sale of common stock to be issued	-	5,000
Proceeds from notes payable and capital lease	9,661	32,750
Proceeds from line of credit	-	81,213
Proceeds from related party notes	1,610	5,100
Net cash (used in) provided by financing activities	(16,322)	110,370

Net increase (decrease) in cash and cash equivalents	137,922	(27,870)

Cash and cash equivalents at beginning of period	16,040	36,710

Cash and cash equivalents at end of period	$ 153,962	$ 8,840

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -
Issuance of common stock in exchange for settlement of convertible notes payable	$ -	$ 12,000
Equipment purchases funded by capital lease arrangement	$ -	$ 25,021
Note payable issued for direct payment made by note holders for repayment of bank loan incurred for environmental deposit	$ -	$ 76,042
Issuance of common stock in exchange for settlement of accrued interest on notes payable - related Party	$ 137,149	$ -
Issuance of common stock in exchange for settlement of accrued interest on notes payable - stockholder	$ 222,941	$ -
Issuance of common stock in exchange for settlement of accrued interest	$ 11,590	$ -
Issuance of common stock in exchange for settlement of notes payable – related party and accrued interest	$ 57,500	$ -
Accrued liabilities paid by note holder – related party on behalf of Company	$ 2,500	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $467,300 and used net cash provided by operating activities of $154,244 for the six months ended June 30, 2013, has a working capital deficiency of approximately $4.4 million and an accumulated deficit of approximately $67.5 million at June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the six months ended June 30, 2013, the Company received proceeds of $45,598 ($1,610 in cash and balance as non-cash transaction) from a related party, as well as proceeds from a shareholder loan totaling approximately $15,000 ($9,661 in cash and balance as non-cash transaction) to help with working capital.  We expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the immediate future.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the Hutchins, Texas tire processing and storage facility.

●      Development of project based opportunities

        Attracting strategic investment

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus continues to be  placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to increase revenue and cash flow.  In February 2012, the Company began operation of the shredding equipment for its TDF production line

We continue to develop our internal resources and implement business development activities to secure waste-to-energy and biomass-to-energy facility opportunities that will utilize our Thermal Gasifier™ technology through build-own-operate agreements or through joint-venture relationships with strategic partners. We are looking to partner with companies that produce large hydrocarbon-based waste streams and are also in need of thermal and/or electrical energy. We are targeting opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with back end power systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Colorado and are currently working towards obtaining letters of intent from these entities.    We currently have a pilot project being constructed in the northeastern US to showcase the technology and obtain emissions testing data from our current generation of units. Currently, the Company does not have any Thermal Gasifiers in operation.

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

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For the quarter ended June 30, 2013, the company recorded $166,000 in deferred revenue and $28,774 in deferred expenses for this project.

Concentration of Credit Risk

Our two largest customers comprised approximately 35% and 17% of revenues for the six months ended June 30, 2013, and 37% and 11% of revenues for the three months ended June 30, 2013. Our two largest customers comprised approximately 29% and 17% of revenues for the six months ended June 30, 2012, and 38% and 19% of revenues for the three months ended June 30, 2012.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Use of Estimates

U.S. generally accepted accounting principles require us to make certain estimates, judgments and assumptions that we believe are reasonable, based on information available at the time they were made.  These estimates, judgments and assumptions can affect the amounts reported in our condensed consolidated financial statements

Recent Accounting Pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

 Reclassifications

Certain reclassifications to the 2012 statements of operations and cash flows have been made in order to conform it to the 2013 presentation.

2. Notes Payable and Capital Lease

At June 30, 2013 and December 31, 2012, the Company had the following promissory notes outstanding:

	June 30, 2013 (Unaudited)	December 31, 2012
23% installment note, secured by equipment, due January 2014, signed personally by a related party	$8,437	$-
21% installment note, secured by equipment, due November 2013, signed personally by related party	9,282	19,407
12% promissory note, payable to individual, interest due monthly, secured by the assets of the Company, due on April 22,2011 **	-	50,000
8.95% installment note, secured by equipment, due October 2013, signed personally by a related party	2,348	5,667
12% line of credit payable, secured by the assets of the company, due on demand after June 30, 2013	77,241	77,241
12% line of credit payable, secured by the assets of the company, due on demand after June 30, 2013	5,000	5,000
14% installment note, secured by equipment, due June 1, 2014, signed personally by a related party	11,906	17,321
13.7 installment note, secured by property, due January 18, 2023	11,258	-
15% promissory note payable to individual, due on demand, in default	17,000	17,000
10% promissory note payable to individual, due April 2013	30,000	30,000
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	-	1,062
Total notes payable and capital lease	172,472	222,698
Less: Current maturities	(161,214)	(216,475)
Notes payable and capital lease – Long Term	$11,258	$6,223

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

 (unaudited)

Maturities of notes payable and capital lease at June 30, 2013 are as follows:

Period ending June 30,	Amount ($)
2014	161,214
2015 and Beyond	11,258

$172,472

2. Notes Payable and Capital Lease (Continued)

** The 12% promissory note was originally due April 22, 2011 but on May 19, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility. Interest continued to accrue until January 2013.  On January 11, 2013 the $50,000 note and $7,500 in accrued interest were converted into 1,250,000 shares of common stock of the company.  The conversion price was $0.046 per share.

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $5,000 against the line of credit as of June 30, 2013.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $77,241 against this line of credit as of June 30, 2013.

3. Related Party Transactions

At June 30, 2013and December 31, 2012notes payable - stockholder and notes payable – related parties consisted of the following:

	June 30, 2013	December 31, 2012
	(unaudited)
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets	$1,108,000	$-
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets	-	500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets	-	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets.	-	450,000
Notes payable- stockholder	$1,108,000	$1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$746,124	$727,893
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$796,124	$777,893

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

(unaudited)

Notes payable – stockholder

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the company and will mature on June 30, 2013.  Coincident with the execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock.   This conversion resulted in the issuance of 2,229, 407 shares to Mr. Strain. $222,940 accrued interest was converted at $0.10 per share.   As of July 1, 2013, this note is currently in default, and the Company is working with the shareholder to extend the note. The Company recorded gain of $3,930 on consolidation into one single note of $1,108,000.

The line of credit provided for certain equity redemption rights to Mr. Strain, on terms and conditions to be agreed upon.  No equity redemption rights had been provided when the line of credit was retired.  The maximum amount to be drawn under the line was $375,000.   The line of credit was retired when the consolidated note was executed by the company.

In September through December 2011, the Company received $450,000 from a promissory note extended by Mr. Strain  to be used for working capital  and to be paid directly to specified vendors for the purchase of shredding equipment to be utilized for the Company’s TDF production line. The note was retired when the consolidated note was executed by the company.

All other debt of the Company is substantially subordinated to Mr. Strain.

As of June 30, 2013 and December 31, 2012, accrued interest outstanding on the note was approximately $8,300 and $200,200, respectively.

Interest expense on the loans for the three and six months ended June 30, 2013 was approximately $24,900 and $47,700, respectively.  Interest expense on the loans for the three and six months ended June 30, 2012 was approximately $24,500 and $48,900, respectively.

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

The outstanding balance as of June 30, 2013 is $746,124

Effective March 1, 2013, Mr. Ruddy converted all outstanding interest on the loan to the common stock of the company at a rate equal to the average closing price of the company’s common stock over the ten days prior to the signing of the agreement .  The conversion resulted in the issuance of 3,054,541 shares to Mr Ruddy. Accrued interest of $137,149 was converted @$0.0449 per share as per conversion agreement with Mr. Ruddy.  However the market rate was $0.10 at the time of the board meeting approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

 As of June 30, 2013 and December 31, 2012, accrued interest outstanding on the loan with Mr Ruddy was approximately $19,500 and $127,600, respectively.

Interest expense on the loans for the three and six months ended June 30, 2013 was approximately $14,700 and $29,100, respectively.  Interest expense on the loans for the three and six months ended June 30, 2012 was approximately $13,300 and $25,540. respectively.

During the three months ended June 30, 2013, the Company received $5,512 in additional loans from Mr. Ruddy under this agreement.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

(unaudited)

In December 2010, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”).  This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000.   This loan has subsequently been paid off by Mr. Ruddy.3. Related Party Transactions (Continued)

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of June 30, 2013.

As of June 30, 2013, no interest payments have been made on these notes. Default has been waived.

As of June 30, 2013 and December 31, 2012, accrued interest outstanding on the loans was approximately $17,400 and $14,400, respectively.

Interest expense on the loans for the three and six months ended June 30, 2013 was approximately $1,500 and $2,900.

Interest expense on the loans for the three and six months ended June 30, 2012 was approximately $1,300 and $2,600.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company was obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest were due through December 2013.  During the second quarter of 2013, the company renegotiated the settlement to allow for a single lump sum payment of $26,500 as a final payment to settle the matter.  Through June 30, 2013, $71,844 has been paid toward the settlement, with no additional payments due. The Company has recorded gain on settlement of liability of $32,856.

4. Stockholders’ Equity

As of June 30, 2013, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor. The accompanying unaudited condensed consolidated financial statements reflect an accrual of approximately $5,000 for these unissued shares as of June 30, 2013

As of June 30, 2013 and December 31, 2012, there were 22,710,914 and 12,872,428 shares of common stock issued and outstanding, respectively.

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

On June 28, 2013 the Company issued 2,000,000 shares of S-8 stock to two consultants valued at $150,000, involved with the Company’s expansion into the European Waste to Energy markets.

On June 29, 2013 the Company issued 154,538 shares of stock to a shareholder, in exchange for conversion of $16,620 in interest due to the shareholder on the consolidated note he has extended to the company. The Company recorded gain of $5,030 on conversion of accrued interest.

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

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2013 and 2012

 (unaudited)

5. Commitments and Contingencies

Encumbrance on Company Assets

On September 13, 2011 the Company entered into an agreement with the Internal Revenue Service (“IRS”) to pay a delinquent payroll tax obligation of approximately $88,700, including penalties and interest, at the rate of $5,000 per month.  The IRS has filed a tax lien against the Company in connection with this obligation. Effective January 2013, the monthly installment repayment was reduced to $2,500 from $5,000. The Company expects to use revenues from TDF production at its industrial site in Hutchins Texas to satisfy the remainder of this obligation.

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Litigation and Claims

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest are due through November 2013.  A final payment of approximately $5,200 will be due in December 2013. The Company has accrued this settlement. The settlement was renegotiated, and a final settlement payment was made in June 2013.  As a result, a gain on settlement of liability of $32,856 was recorded during the period ending June 30, 2013.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2013, the Company had approximately 10,100 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $269,200 at June 30, 2013.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $63,400 compared to December 31, 2012.  This amount has been recorded as environmental remediation income in the accompanying unaudited condensed consolidated statements of operations.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended June 30, 2013, compared with the operating results for the period ended June 30 2012.

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

At June 30, 2013, the Company had approximately 10,100 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $269,200 at June 30, 2013.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $467,300 and net cash provided by operating activities of $154,244 for the six months ended June 30, 2013, has a working capital deficiency of approximately $4.4 million and an accumulated deficit of approximately $67.5 million at June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the six months ended June 30, 2013, the Company received proceeds of $45,598 ($1,610 in cash and balance as non-cash transaction) from a related party, as well as proceeds from a shareholder loan totaling approximately $15,000 ($9,661 in cash and balance as non-cash transaction)  to help with working capital.  We expect that the Company will continue to rely on loans, including those  from related parties and issuances of shares in private placements to meet its working capital needs for the immediate future.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the Hutchins, Texas tire processing and storage facility, including the operation of a tire derived fuel (“TDF”) production facility.

●

Development of project based opportunities, and

●

Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow.  In February 2012, the Company began operation of the shredding equipment for its TDF production line.  Management expects positive cash flow from production in the fourth quarter of 2013.

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

Summary

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above, and has a letter of interest from a European investment group for an investment of up to $6 million into the company, but has not completed this funding as of yet

Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurance that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available.  Continued negative cash flow and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and may result in the Company reducing the scope of its planned operations, scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or products or to discontinue its operations entirely

Results of Operations

Overview:

The following table summarizes our results of operations for  the Three and Six Months Ended June 30, 2013  and 2012

Vista International Technologies, Inc
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(unaudited)
	Three Months Ended		Increase(Decrease)		Six Months Ended		Increase(Decrease)
	June 30, 2013	June 30, 2012	$ Chg	%Chg	June 30, 2013	June 30, 2012	$ Chg	%Chg

Revenues	$ 235,261	$ 164,955	$ 70,306	42.6%	$ 426,594	$ 320,778	$ 105,816	33.0%

Cost of revenue	192,767	197,359	(4,592)	-2.3%	378,795	368,377	10,418	2.8%

Environmental remediation expenses	(22,132)	(12,677)	(9,455)	74.6%	(63,358)	(33,635)	(29,724)	88.4%

Gross profit (loss)	64,626	(19,727)	84,353	-427.6%	111,158	(13,964)	125,122	-896.0%

Operating expenses:
Depreciation and amortization	26,819	20,727	6,092	29.4%	53,680	46,728	6,952	14.9%
Selling, general and administrative expenses	272,999	39,667	233,332	588.2%	295,242	86,033	209,209	243.2%
Total operating expenses	299,818	60,394	239,424	588.2%	348,922	132,761	216,161	162.8%

Loss from operations	(235,191)	(80,121)	(155,070)	193.5%	(237,764)	(146,725)	(91,039)	62.0%

Other income (expense):
Interest expense, net	(50,600)	(61,592)	10,992	-17.8%	(100,,443)	(124,070)	23,627	-19.0%
Gain on change in the fair value of derivative liability	-	19,483	(19,483)	N/A	-	32,123	(32,123)	N/A
Gain (loss) on settlement of liability	44,235	-	44,235	N/A	(129,070)	-	(129,070)	N/A
Other Income	-	1,311	(1,311)	-100.0%	-	2,890	(2,890)	-100.0%
	(6,365)	(40,798)	34,432	-84.4%	(229,513)	(89,057)	(140,456)	157.7%

Loss before income taxes	(241,557)	(120,919)	(120,638)	99.8%	(467,277)	(235,782)	(231,495)	98.2%

Income tax expenses	-	-			-	-

Net loss	$ (241,557)	$ (120,919)	$ (120,638)	99.8%	$ (467,277)	$ (235,782)	$ (231,495)	98.2%

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Results of Operations for the Three Months Ended June 30, 2013 and 2012.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from sales of TDF (tire derived fuel) rose 43%, or approximately $70,300 as compared with the three months ended June 30, 2012.  The majority of the increase is due to the recognition of gasification revenue for the first time in over five years.  The Company’s customer list for its tire operations in 2013 is consistent with its customer list in 2012.

Our two largest customers comprised approximately 37% and 11% of revenues for the three months ended June 30, 2013 and 38% and 19% of revenues for the three months ended June 30, 2012

Cost of Revenue

Cost of revenue for our tire processing operations for the three months ended June 30, 2013 was  roughly in line with the year ago period. Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2013, the Company had approximately 10,100 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site  Based on these new circumstances, the Company has estimated a disposal cost of approximately $269,200 at June 30, 2013, resulting in income of $22,100 for the three months ended June 30, 2013 as compared to income of  approximately $12,700 in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

 The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2013) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $158,700 as of June 30, 2013.  Accordingly, our assurance covers our liabilities according to the TCEQ regulations.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $233,400 for the three months ended June 30, 2013 as compared to the year ago period.  The increase was due primarily to a $265,000 expense for consulting services related to the company’s listing in Europe and project development in the region.  Excluding this charge, selling, general and administrative costs actually decreased substantially due to continued overhead reduction measures.    Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow us to begin expanding the business.

Interest Expense

Interest expense decreased approximately $11,000 in the three months ended June 30, 2013 versus the year ago period, due to a note conversion in the first quarter of 2013, and reduced interest paid toward equipment financing agreements.

Gain on Settlement of Liability

The company recorded a gain of approximately $44,200 in the period ended June 30, 2013, due to a number of  negotiated settlements with existing creditors.  There was no comparable event in the corresponding period of 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Revenue

Revenue, which consists of tipping fees received for acceptance of whole passenger and truck tires, revenue from the sale of tire derived fuel (TDF), and gasification project revenue, increased by 33%, or approximately $105,800 during the six months ended June 30, 2013  as compared to the six months ended June 30, 2012. The increase was mainly due to an increase in TDF shipments, and the recognition of gasification revenue. Tipping fee revenue remained roughly constant year over year.

Our two largest customers comprised approximately 35% and 17% of revenues for the six months ended June 30, 2013.  Our two largest customers comprised approximately 29% and 17% of revenues for the six months ended June 30, 2012.

Cost of Revenue

Cost of revenue for our tire processing operations remained roughly constant year over year.  Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2013, the Company had approximately 10,100 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was now required to pay transportation and disposal costs in order to reduce its tire shred inventory.   Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site    Based on these new circumstances, the Company has estimated a disposal cost of approximately $269,200 at June 30, 2013, resulting in income of $63,400 for the most recent six month period, as compared to income of approximately $33,600  in the comparable prior period. Management believes that the cost of disposal will decrease as tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2013) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $158,700 as of June 30, 2013.  Accordingly, our assurance is adequate according to the TCEQ site remediation calculation formula.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $209,200 in the six months ended June 30, 2013.

This was due to a $265,000 expense for consulting services related to the Company’s listing in Europe and its project development efforts there.  Excluding this charge, selling general and administrative costs actually decreased by $56,000, due to reduction in overhead costs at the corporate level.   Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the company to begin expanding the business.

Interest Expense

Interest expense decreased approximately $23,500  in the period ended June 30, 2013 due to a note conversion in the first quarter of 2013, and reduced interest payments on financed equipment at the Hutchins tire facility.

Loss on Settlement of Liability

During the six months ended June 30, 2013, the company recorded a loss of approximately $129,000.  A loss of $173,305 resulting from a difference in share price between the time of the execution of an interest conversion agreement and the approval of that agreement by the board of directors, was partially offset by gains arising from negotiated settlement with a number of the company’s creditors. There were no comparable events in 2012.

Liquidity and Capital Resources

The Company had a cash balance of approximately $154,000 as of June 30, 2013.  Our cash balance increased approximately $138,000 as compared to December 31, 2012 due primarily to funds received as advance payment for the company’s waste to energy pilot project.  These advance payment funds are recorded as deferred revenue until recognized according to the policies described in the notes to the financial statements

We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations and fully execute our business plan.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding, and has secured a letter of interest from an investor who is looking to invest up to $6 million into the company.  The financing has not been completed as of the date of this filing. In the near future we are relying on funding from principal shareholders and related parties to provide cash to fund operations in the foreseeable future as described in more detail under the heading “Management’s Plans” above.  If we are unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of June 30, 2013, we had a working capital deficiency of approximately $4.4 million, which includes notes payable to a stockholder of approximately $1.108 million (notes currently in default), notes payable to related parties of approximately $796,000, a liability of approximately $269,200 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $482,000.

As of June 30, 2013, we owed approximately $8,800 to the Internal Revenue Service in delinquent payroll taxes and penalties.  Monthly payments of either $5,000(through December 2012) or $2,500(January 2013-present) have been made to the Internal Revenue Service since December 28, 2010.

During the six months ended June 30, 2013, the Company received proceeds of $45,598 ($1,610 in cash and balance as non-cash transaction) from a related party, as well as proceeds from a shareholder loan totaling approximately $15,000 ($9,661 in cash and balance as non-cash transaction) to help with working capital.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of June 30, 2013, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company was obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest were due through December 2013.  During the second quarter of 2013, the company renegotiated the settlement to allow for a single lump sum payment of $26,500 as a final payment to settle the matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2013, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of

June 30, 2013.

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

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: August 14, 2013	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

Date: August 14, 2013	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer