Form 10-Q
period 2013-09-30
Vista International Technologies Inc
filed 2013-11-14
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2013; or

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

As of  November 14, 2013, Vista International Technologies, Inc. had outstanding 23,210,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets

	September 30,2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$ 77,957	$ 16,040
Accounts receivable, net	5,226	27,452
Other receivables	-
Prepaid expenses		1,499
Total current assets	83,183	44,991
Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	478,859	507,404
Deferred Expenses	34,970	-
Intangibles, net	20,878	23,830
Total assets	$ 789,787	$ 748,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,814,380	$ 1,918,740
Accrued compensation and payroll liabilities	506,393	522,607
Accrued interest	61,365	227,591
Accrued interest - related parties	53,210	141,882
Notes payables - related parties	797,625	777,893
Notes payable - stockholder	1,108,000	1,096,931
Notes payable and capital leases, current portion	147,741	216,475
Deferred Revenue	208,000	-
Total current liabilities	4,696,714	4,902,119
Notes payable and capital leases, less current portion	11,112	6,223
Total liabilities	4,707,826	4,908,342

Commitments and contingencies		-
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,210,914 and 12,872,428 shares issued outstanding at September 30, 2013 and December 31,2012, respectively	23,211	12,873
Additional paid-in capital	63,724,248	62,841,103
Common stock to be issued	5,000	5,000
Accumulated deficit	(67,670,498)	(67,019,197)
Total stockholder's deficit	(3,918,039)	(4,160,221)
Total liabilities and stockholders' deficit	$ 789,787	$ 748,121

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$ 171,712	$ 184,700	$ 598,306	$ 505,478

Cost of revenue	163,248	150,285	542,044	518,662

Environmental remediation expenses	38,705	14,513	(24,653)	(19,122)

Gross (loss) profit	(30,242)	19,902	80,915	5,938

Operating expenses:
Depreciation and amortization	26,993	26,461	80,673	73,182
Selling, general and administrative expenses	73,746	12,838	368,987	98,878
Total operating expenses	100,738	39,299	449,660	172,060

Loss from operations	(130,981)	(19,397)	(368,745)	(166,122)

Other income (expense):
Interest expense, net	(53,043)	(66,853)	(153,486)	(190,101)
Gain on change in the fair value of derivative liability	-	42,069	-	74,192
Finance charges	-	-	-	(822)
Loss on settlement of liability	-	-	(129,070)	-
Other Income	-	-	-	2,890
	(53,043)	(24,784)	(282,556)	(113,841)

Loss before income taxes	(184,024)	(44,181)	(651,302)	(279,964)

Income tax expenses	-	-	-	-

Net loss	$ (184,024)	$ (44,181)	$ (651,302)	$ (279,964)

Net loss per share, basic and diluted	(0.01)	(0.00)	(0.04)	(0.02)

Weighted average common shares outstanding	22,792,436	12,192,399	17,068,881	12,104,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$ (651,302)	$ (279,964)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	80,673	73,182
Operating expenses incurred by noteholder	54,326	3,392
Common stock issued for services provided	291,000	-
Loss on settlement of liability	129,070	-
Environmental remediation expenses	(24,653)	(19,122)
Gain on sale of property and equipment		(1,100)
Amortization of deferred debt discount		38,791
Gain on change in fair value of derivative liability		(74,192)
Changes in operating assets and liabilities:
Accounts receivable, net	22,226	(6,720)
Prepaid expenses	1,499	50,069
Other current assets	-	1,904
Deferred Revenue	208,000
Accounts payable and accrued expenses	36,194	84,158
Net cash provided by (used in) operating activities	147,033	(129,602)

Cash flows from investing activities:
Property and equipment and intangible asset purchases	-	(1,528)
Proceeds from Sale of Property and Equipment	-	1,100
Purchase of fixed assets for cash	(44,901)	-
Net cash used in investing activities	(44,901)	(428)

Cash flows from financing activities:
Repayments on debt	(51,486)	(22,776)
Proceeds for Common Stock to be Issued	-	5,000
Proceeds from notes payable and capital lease	9,661	32,750
Proceeds from Line of Credit	-	81,213
Proceeds from related party notes	1,610	7,100
Net cash (used in) provided by financing activities	(40,215)	103,287

Net increase (decrease) in cash and cash equivalents	61,917	(26,743)

Cash and cash equivalents at beginning of period	16,040	36,710

Cash and cash equivalents at end of period	77,957	$ 9,967

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ 5,370
Cash paid during the period for taxes	$ -	$ -

Non-cash investing and financing activities:

Equipment purchases funded by capital lease arrangement	$ -	$ 32,771
Issuance of common stock for in exchange for settlement of convertible notes payable	$ -	$ 12,000
Note payable issued for direct payment made by note holders for repayment of bank loan incurred for environmental deposit	$ -	$ 75,000
Note payable issued for direct payment made by note holders for repayment of convertible note and interest amount	$ -	$ 30,500
Issuance of common stock for in exchange for settlement of accrued interest on notes payable related party	$ 137,149	$ -
Issuance of common stock for in exchange for settlement of accrued interest on notes payable stockholder	$ 222,941	$ -
Issuance of common stock in exchange for settlement of accrued interest	$ 11,590	$ -
Issuance of common stock in exchange for settlement of notes payable- Related party and accrued interest	$ 57,500	$ -
Accrued liabilities paid by note holder on behalf of the Company	$ 2,500	$ -
Fixed assets purchased funded by notes payable	$ 4,275	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2013 and 2012

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

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

Discrete financial information is not presently maintained for our WTE business as it has generated limited revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

Going Concern and Management’s Plan

The Company reported a net loss of approximately $651,300 and net cash provided by operating activities of $147,033 for the nine  months ended September 30, 2013, has a working capital deficiency of approximately $4.6 million and an accumulated deficit of approximately $67.7 million at September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the nine months ended September 30, 2013, the Company received proceeds of $46,598 ($1,610 in cash and balance as non-cash transaction) from a related party, as well as proceeds from a shareholder loan totaling approximately $15,000 ($9,661 in cash and balance as non-cash transaction) to help with working capital.  We expect that the Company will continue to rely on loans, including those  from related parties and issuances of shares in private placements to meet its working capital needs for the immediate future.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the Hutchins, Texas tire processing and storage facility.

●      Development of project based opportunities

        Attracting strategic investment

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2013 and 2012

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

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For the quarter ended September 30, 2013, the company recorded $208,000 in deferred revenue and $34,970 in deferred expenses for this project.

Concentration of Credit Risk

Our two largest customers comprised approximately 25.4% and 25.1% of revenues for the nine months ended September 30, 2013, and 46% and 12% of revenues for the three months ended September 30, 2013. Our two largest customers comprised approximately 29% and 18% of revenues for the nine months ended September 30, 2012, and 29% and 20% of revenues for the three months ended September 30, 2012

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2013 and 2012

 (unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

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

 Reclassifications

Certain reclassifications to the 2012 statements of operations and cash flows have been made in order to conform it to the 2013 presentation.

2. Notes Payable and Capital Lease

At September 30, 2013 and December 31, 2012, the Company had the following promissory notes outstanding:

	September 30, 2013	December 31, 2012
	(Unaudited)
23% installment note, secured by equipment, due January 2014, signed personally by a related party	$ 4,959	$ -
21% installment note, secured by equipment, due November 2013, signed personally by related party	3,810	19,407
12% promissory note, payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	-	50,000
8.95% installment note, secured by equipment, due October 2013, signed personally by a related party	598	5,667
12% line of credit payable, secured by the assets of the company, due on demand after June 30, 2013	77,241	77,241
12% line of credit payable, secured by the assets of the company, due on demand after June 30, 2013	5,000	5,000
14% installment note, secured by equipment, due June 1, 2014, signed personally by a related party	9,053	17,321
13.7 installment note, secured by property, due January 18, 2023	11,112	-
15% promissory note payable to individual, due on demand, in default	17,000	17,000
10% promissory note payable to individual, due April 2013	26,000	30,000
29.49% Dell business credit note for purchase of computer	4,081	-
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	-	1,062
Total notes payable and capital lease	158,854	222,698
Less: Current maturities	(147,742)	(216,475)
Notes payable and capital lease – Long Term	$ 11,112	$ 6,223

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2013 and 2012

 (unaudited)

Maturities of notes payable and capital lease at September 30, 2013 are as follows:

Period ending September 30,	Amount
2014	$ 47,742
2015 and Beyond	11,112
$ 8,854

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

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $5,000 against the line of credit as of September 30, 2013.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $77,241 against this line of credit as of September 30, 2013.

3. Related Party Transactions

At September 30, 2013 and December 31, 2012 notes payable - stockholder and notes payable – related parties consisted of the following:

	September 30, 2013	December 31, 2012
	(unaudited)
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets	$ 1,108,000.00	$ -
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets	-	500,000.00
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets	-	146,931.00
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets.	-	450,000.00
Notes payable- stockholder	$ 1,108,000.00	$ 1,096,931.00

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$ 747,625	$ 727,893
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$ 797,124	$ 777,893

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2013 and 2012

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

As of September 30, 2013 and December 31, 2012, accrued interest outstanding on the note was approximately $33,240 and $200,200, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2013 was approximately $24,900 and $72,600, respectively.  Interest expense on the loans for the three and nine months ended September 30, 2012 was approximately $24,700 and $73,600, respectively.

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

The outstanding balance as of September 30, 2013 is $747,625

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

 As of September 30, 2013 and December 31, 2012, accrued interest outstanding on the loan with Mr. Ruddy was approximately $34,400 and $127,600, respectively.

Interest expense on the loans for the three and nine months ended September  30, 2013 was approximately $14,900 and $44,000, respectively.  Interest expense on the loans for the three and nine months ended September 30, 2012 was approximately $13,900 and $39,400 respectively.

During the three months ended September 30, 2013, the Company received $1,500  in additional loans from Mr. Ruddy under this agreement.

In December 2010, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company’s required financial assurance to the Texas Commission of Environmental Quality (“TCEQ”).  This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000.   This loan has subsequently been paid off by Mr. Ruddy.Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2013 and 2012

 (unaudited)

3. Related Party Transactions (Continued)

.

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of September 30, 2013.

As of September 30, 2013, no interest payments have been made on these notes. Default has been waived.

As of September 30, 2013 and December 31, 2012, accrued interest outstanding on the loans was approximately $18,800 and $14,400, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2013 was approximately $1,500 and $4,400.

Interest expense on the loans for the three and nine months ended September 30, 2012 was approximately $1,400 and $4,000.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company was obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest were due through December 2013.  During the second quarter of 2013, the company renegotiated the settlement to allow for a single lump sum payment of $26,500 as a final payment to settle the matter.  Through June 30, 2013, $71,844 had been paid toward the settlement, and the Company recorded a gain on settlement of liability of $32,856 in the second quarter of 2013.

4. Stockholders’ Equity

As of September 30, 2013, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor. The accompanying unaudited condensed consolidated financial statements reflect an accrual of approximately $5,000 for these unissued shares as of September 30, 2013

As of September 30, 2013 and December 31, 2012, there were 23,210,914 and 12,872,428 shares of common stock issued and outstanding, respectively.

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

On September 16, 2013 the Company issued 500,000 shares of S-8 stock to a consultant valued at $26,000 involved with European project development

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

Three and nine months ended September 30, 2013 and 2012

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

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of the court order, the Company is obligated to make payments totaling approximately $104,700, including annual 6% interest.   An initial payment of $15,455 was made on July 22, 2011 and monthly payments of $3,000, including interest were due through November 2013.  A final payment of approximately $5,200 was to be due in December 2013. The Company had accrued this settlement. The settlement was renegotiated, and a final settlement payment was made in June 2013.  As a result, a gain on settlement of liability of $32,856 was recorded during the period ending September 30, 2013.

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2013, the Company had approximately 11,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as                                                            needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $307,900 at September 30, 2013.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $24,700 compared to December 31, 2012.  This amount has been recorded as environmental remediation income in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at June 30, 2012) for remediation in the event the Company liquidates and the facility closes.   The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy. The Company has no other asset retirement obligations.

6. Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed consolidated financial statements.

F - 0

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended September 30, 2013, compared with the operating results for the period ended September 30, 2012.

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

Discrete financial information is not presently maintained for our WTE business as it has generated limited revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

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

At September 30, 2013, the Company had approximately 11,600  tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $307,900 at September 30, 2013.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $651,300 and net cash provided by operating activities of $147,033 for the nine  months ended September 30, 2013, has a working capital deficiency of approximately $4.6 million and an accumulated deficit of approximately $67.7 million at September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the nine months ended September 30, 2013, the Company received proceeds of $46,598 ($1,610 in cash and balance as non-cash transaction) from a related party, as well as proceeds from a shareholder loan totaling approximately $15,000 ($9,661 in cash and balance as non-cash transaction)  to help with working capital.  We expect that the Company will continue to rely on loans, including those  from related parties and issuances of shares in private placements to meet its working capital needs for the immediate future.

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

Summary

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above, and has a letter of interest from a European investment group for an investment of up to $6 million into the company, but has not completed this funding as of yet

Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurance that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available.  Continued negative cash flow and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and may result in the Company reducing the scope of its planned operations, scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or products or to discontinue its operations entirely

_

Results of Operations

Overview:

The following table summarizes our results of operations for  the Three and Nine Months Ended September 30, 2013  and 2012

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(unaudited)
	Three Months Ended		Increase(Decrease)		Nine Months Ended		Increase(Decrease)
	Sept. 30,2013	Sept. 30,2012	$ Chg	%Chg	Sept. 30, 2013	Sept. 30, 2012	$ Chg	%Chg

Revenues	$171,712	$ 184,700	$ (12,988)	-7.0%	$598,306	$ 505,478	$ 92,828	18.4%

Cost of revenue	163,248	150,285	$ 12,963	8.6%	542,044	518,662	$ 23,382	4.5%

Environmental remediation expenses	38,705	14,513	$ 24,192	166.7%	(24,653)	(19,122)	$ (5,531)	28.9%

Gross (loss) profit	(30,242)	19,902	$ (50,144)	-252.0%	80,915	5,938	$ 74,978	1262.7%

Operating expenses:
Depreciation and amortization	26,993	26,461	$ 532	2.0%	80,673	73,182	$ 7,491	10.2%
Selling, general and administrative expenses	73,746	12,838	$ 60,908	474.4%	368,987	98,878	$ 270,109	273.2%
Total operating expenses	100,738	39,299	$ 61,439	156.3%	449,660	172,060	$ 277,600	161.3%

Loss from operations	(130,981)	(19,397)	$(111,584)	575.3%	(368,745)	(166,122)	$ (202,623)	122.0%

Other income (expense):
Interest expense, net	(53,043)	(66,853)	$ 13,810	-20.7%	(153,486)	(190,101)	$ 36,615	-19.3%
Gain on change in the fair value of derivative liability		42,069	$ (42,069)	-100.0%		74,192	$ (74,192)	N/A
Finance Charges		0	$ -	-		(822)	$ 822	N/A
Gain on settlement of liability	0	0	$ -	-	(129,070)	0	$ (129,070)	N/A
Other Income	0	0	$ -	-		2,890	$ (126,960)	-4393.8%
Other expense
	(53,043)	(24,784)	$ (28,259)	114.0%	(282,556)	(113,841)	$ 113,841	-100.0%

Loss before income taxes	(184,024)	(44,181)	$(139,843)	316.5%	(651,302)	(279,964)	$ 279,964	-100.0%

Income tax expenses		0				-
Net loss	($184,024)	($44,181)	$(139,843)	316.5%	($651,302)	$ (279,964)	$ 279,964	-100.0%

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires and revenue from sales of TDF (tire derived fuel) declined 7%, or approximately $13,000 as compared with the three months ended September 30, 2012.  The Company saw gasification revenue in 2013 but not 2012, while tire facility revenue decreased in 2013 due to maintenance and repair at the Hutchins facility.  The Company’s customer list for its tire operations in 2013 is consistent with its customer list in 2012.

Our two largest customers comprised approximately 46% and 12% of revenues for the three months ended September 30, 2013 and 29% and 20% of revenues for the three months ended September 30, 2012

Cost of Revenue

Cost of revenue for our tire processing operations for the three months ended September 30, 2013 increased by 8.6%, or roughly 13,000 from the year ago period. Costs at the Company’s tire processing facility decreased from the year ago period, while cost of revenue from gasification operations were present in 2013 but not 2012. Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line and continued gasification operations.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2013, the Company had approximately 11,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site  Based on these new circumstances, the Company has estimated a disposal cost of approximately $307,900 at September 30, 2013, resulting in an expense of $38,705 for the three months ended September 30, 2013 as compared to an expense of $14,513 in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2013) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $162,200 as of September 30, 2013.  Accordingly, our assurance covers our liabilities according to the TCEQ regulations.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $60,900 for the three months ended September 30, 2013 as compared to the year ago period.  The increase was due primarily to expenses for consulting services related to the company’s listing in Europe and project development.  Excluding these charges, selling, general and administrative costs actually decreased slightly due to continued overhead reduction measures.    Management expects to keep these expenses minimized until liquidity is sufficient to allow the Company to begin expanding its business.

Interest Expense

Interest expense decreased approximately $13,800 in the three months ended September 30, 2013 versus the year ago period, mainly due to a note conversion in the first quarter of 2013, and reduced interest paid toward equipment financing agreements.

Gain on Change in the Fair Value of Derivative Liability

The company recorded a gain of approximately $42,000 in the period ended September 30, 2012, as a convertible note  neared its maturity.  There was no comparable event in the corresponding period of 2013.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenue

Revenue, which consists of tipping fees received for acceptance of whole passenger and truck tires, revenue from the sale of tire derived fuel (TDF), and gasification project revenue, increased by 18%, or approximately $92,800 during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was mainly due to the recognition of gasification revenue in 2013 versus the absence of this revenue in 2012.

Our two largest customers comprised approximately 25% and 25% of revenues for the nine months ended September 30, 2013.  Our two largest customers comprised approximately 29% and 18% of revenues for the nine months ended September 30, 2012.

Cost of Revenue

Cost of revenue increased 4.5%, or $23,400 for the nine months ended September 30, 2013.  The increase was mainly due to costs associated with our gasification business, which were not present in 2012.  Cost of revenue for our tire processing operations decreased year over year.  Management expects the cost of revenue to remain roughly constant at this higher level due to continued operation of the TDF production line along with costs associated with gasification operations.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2013, the Company had approximately 11,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was now required to pay transportation and disposal costs in order to reduce its tire shred inventory.   Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site    Based on these new circumstances, the Company has estimated a disposal cost of approximately $307,900 at September 30, 2013, resulting in income of approximately $24,700 for the most recent nine month period, as compared to income of approximately $19,100  in the comparable prior period. Management believes that the cost of disposal will continue to decrease as tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2013) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $162,200 as of September 30, 2013.  Accordingly, our assurance is adequate according to the TCEQ site remediation calculation formula.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $270,000 in the nine months ended September 30, 2013.  This large increase was due to large expense for consulting services related to the Company’s listing in Europe and its project development efforts.  Excluding these charges, selling general and administrative costs actually decreased, due to reduction in overhead costs at the corporate level.   Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the company to begin expanding the business.

Interest Expense

Interest expense decreased approximately $36,600, or 19.3%  in the period ended September 30, 2013 versus the year ago period due to a note conversion in the first quarter of 2013, and reduced interest payments on financed equipment at the Hutchins tire facility.

Loss on Settlement of Liability

During the nine months ended September 30, 2013, the company recorded a loss of approximately $129,000.  A loss of $173,305 resulting from a difference in share price between the time of the execution of an interest conversion agreement and the approval of that agreement by the board of directors, was partially offset by gains arising from negotiated settlement with a number of the company’s creditors. There were no comparable events in 2012.

Liquidity and Capital Resources

The Company had a cash balance of approximately $78,000 as of September 30, 2013.  Our cash balance increased approximately $63,600 as compared to December 31, 2012 due primarily to funds received as advance payment for the company’s waste to energy pilot project.  These advance payment funds are recorded as deferred revenue until recognized according to the policies described in the notes to the financial statements

We expect that our current cash on hand and expected revenues will not be sufficient to sustain our current operations and fully execute our business plan.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding, and has secured a letter of interest from an investor who is looking to invest up to $6 million into the company.  The financing has not been completed as of the date of this filing. In the near future we are relying on funding from principal shareholders and related parties to provide cash to fund operations in the foreseeable future as described in more detail under the heading “Management’s Plans” above.  If we are unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of September 30, 2013, we had a working capital deficiency of approximately $4.6 million, which includes notes payable to a stockholder of approximately $1.108 million (notes currently in default), notes payable to related parties of approximately $797,000, a liability of approximately $307,900 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $482,000.

As of September 30, 2013, we owed approximately $5,100 to the Internal Revenue Service in delinquent payroll taxes and penalties.  Monthly payments of either $5,000 (through December 2012) or $2,500 (January 2013-present) have been made to the Internal Revenue Service since December 28, 2010.

During the nine months ended September 30, 2013, the Company received proceeds of $46,598 ($1,610 in cash and balance as non-cash transaction) from a related party, as well as proceeds from a shareholder loan totaling approximately $15,000 ($9,661 in cash and balance as non-cash transaction) to help with working capital.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of September 30, 2013, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2013, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of September 30, 2013.

.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: November 14, 2013	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

Date: November 14, 2013	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer