Form 10-K
period 2013-12-31
Vista International Technologies Inc
filed 2014-04-15
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The registrant had 26,110,914 shares of common stock issued and outstanding as of April 9, 2014.

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
●

Our ability to execute our business plan and properly commercialize our Thermal Gasifier™ technology which has  been redesigned, including building Thermal Gasifiers™ that meet customers’ specifications and that meet local regulatory environmental and permit requirements.

●	Risks related to dependency on a small number of customers.
●	Our ability to satisfy our customers’ expectations.
●	Our ability to employ and retain qualified management and employees.
●

Changes in government regulations which are applicable to our business including rules related to use of tire derived fuel under the Clean Air Act as well as the Energy Independence and Security Act of 2007.

●	The availability of a consistent, economically viable, and sustainable waste stream supply to fuel the Thermal Gasifier™ operations.
●	Changes in the demand for our products and services, including the impact from changes in governmental regulation and funding for alternative energy.
●	Changes in domestic and global regulation related to greenhouse gas and carbon emissions.
●	The degree and nature of our competition, including the reliability and pricing of traditional energy sources, economic viability of other alternative energy sources such as wind and solar power.
●	Loss of competitive advantage due to the expiration of two of our U.S. patents in 2011.
●	The ability to refinance debt which is currently in default and retain collateral for that debt.
●	Our ability to pay debt service on loans as they come due.
●	Our ability to generate sufficient cash to pay our creditors.
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

Company Mission

Vista International Technologies, Inc.’s mission is to provide a clean, dependable, cost-competitive waste-to-energy (WTE) and renewable energy alternative to fossil fuels world-wide using our proprietary technology. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and currently destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ will divert large volumes of material from landfills and other disposal systems while providing clean and cost effective alternative energy.

General

Vista is presently divided into two business units:

●	Renewable energy and WTE utilizing our Thermal Gasifier™ technology and related WTE project equipment and services, and

●	Tire processing and storage.

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

Historically, we marketed and sold 15 first generation Thermal Gasifiers™ (prior to 2000), and three second generation Thermal Gasifiers™ (one in 2002 and two in 2004).  We are currently in construction of our first third-generation Thermal Gasifier™. In addition, we are currently constructing a small-scale “bench-top” model of our Thermal Gasifier, to be used for demonstration as a “Proof of Process” model.

During the year ended December 31, 2013, our Waste to Energy business earned revenue from supplying project equipment and services to the end user of our pilot project. Our Waste to Energy business generated roughly 25% of our total revenue.

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

We ceased production of TDF during August 2007, due to equipment damage.  We considered purchasing new equipment; however, the markets for our TDF began to decline during 2008 due to the global economic downturn.  As a result of the downturn and our limited financial resources, we determined not to purchase new equipment and as a result, we were unable to resume production and sale of TDF at that time.

During 2012, our Board of Directors, after considering ways to maximize the value of our tire producing assets, completed an upgrade of the Tire Facility so as to re-enter the TDF market. Management had found that the TDF market was beginning to rebound, especially as coal prices rose, since TDF represents a “high energy” alternative fuel source. Following the research conducted by management, the Company decided that it would be an ideal time to re-enter the TDF market.

In late summer 2011 management began looking for ways to secure additional funding  and was able to reach terms on $450,000 of loans from our majority shareholder, Mr. Richard Strain, to purchase the necessary equipment for a TDF production operation. Management proceeded to purchase and install the necessary equipment. We resumed the production of TDF in the first quarter of 2012.

Our tire processing and storage operation in Texas is subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.    We are  expanding operations to increase our throughput of incoming tires as well as TDF to generate additional revenues. We expect that the continued production of TDF will result in a reduction of the stored material onsite, thereby reducing our financial liability exposure.

During the year ended December 31, 2013, our tire recycling and processing business generated roughly 75% of our total revenue.

Thermal Gasifier™ Technology and Operations

Prior to 2000 we sold approximately 15 first generation Thermal Gasifiers™ worldwide.  We sold three second generation Thermal Gasifiers™, one in Ireland in 2002, and two in Italy in 2004.  Our long term goal is to produce the majority of our revenue and cash flow from the commercialization of our third generation Thermal Gasifier™ technology.    As a result, we plan to focus the majority of our resources on this business in the future while we continue to improve operations of our tire facility to generate positive cash flow to fund these operations.  The characteristics of our ideal project are a combination of high energy demand and cost, coupled with on-site (or local) generation of large volumes of hydrocarbon based waste.

The first third-generation Thermal Gasifier™ unit is currently under construction, and will be utilized in a pilot project in the Northeastern US. The Company is also looking at a number of other projects both domestically and internationally, but the commencement of these projects will more than likely not begin until the company has gathered emissions data from the pilot project unit

During 2012, we made further advances in the design of our third generation Thermal Gasifier™ as we continued to increase the energy efficiency and cost-effectiveness of the technology, using our engineering and operating experience gained from our efforts to implement a functioning WTE facility in Cologna-Veneta Italy between 2004 and 2006. In that project, the Company hired and worked in conjunction with a team of engineers from Merrick and Company to start-up and undergo performance testing for two of our second generation Thermal Gasifiers™.  During the start-up and commissioning of the Cologna-Veneta WTE plant in 2004, it was determined that the facility housing the units could not meet the contractual fuel specifications of our Thermal Gasifiers™ primarily because the facility did not have fuel preparation equipment to improve the quality of the available fuel feedstock.  The use of inferior grade fuel resulted in the Thermal Gasifiers™ producing less than the rated output on each gasifier.  As a result, these Thermal Gasifiers™ were not considered to be financially successful.  The Thermal Gasifiers™ at the Cologna-Veneta facility operated between 2004 and 2006 until the project went into receivership.  The experience from this project has provided the Company with data to implement design revisions toward more fuel flexibility and improved efficiency.  These benefits include, among others, adaptations in fuel handling, fuel preparation, tuning, airflow, emissions, and variations in the fuel feedstock. The new units will support a broader compatibility of fuel type and quality, while increasing efficiency.

To continue to advance the Company, it is important that we attract and gain access to new capital. To identify and facilitate necessary funding to further our business plan, we continue to work on fund raising activities in multiple areas.  We have obtained funds contributed by private investors and anticipate that we will seek further similar investment from time-to-time in the future.

We have also engaged Steven Kowalsky and Edward Kowalsky as consultants to facilitate introductions of the Company to selected clients for the purpose of developing projects where our Thermal Gasifier™ technology can be utilized.  The Kowalsky’s will receive shares of our common stock in exchange for their services.

Operations related to the engineering and developments of the Thermal Gasifier™ are ongoing and headquartered at our office in Commerce City, Colorado.

During 2013 we recorded roughly $205,500 in gross revenue from our WTE operations, all of which came as a result of the construction of the pilot project located in the Northeastern US.  Our total cost of revenue for Waste to Energy operations was approximately $114,600, resulting in a gross profit from Waste to Energy operations of $90,900.

Tire Processing Operations

The Company has been in the tire processing business since 1997, operating a 27 acre tire processing and storage facility in Hutchins, Texas since 1999.  It is permitted by the TCEQ as a scrap tire processing and storage facility and as a used tire processor and recycler. We accept used passenger vehicle and truck tires as a waste product from businesses, governments, communities, and individuals for a “tipping fee” (disposal charge).  The Hutchins facility shreds whole passenger and truck tires for disposal, and produces tire derived fuel (or TDF). From August 2007 through August 2008, the company focused on removing and land filling waste tires from the facility and making improvements necessary to comply with requirements of the TCEQ. In August 2008 the TCEQ gave our facility permission to re-commence operations. Since August 2008, we have been accepting and shredding waste passenger and truck tires for a tipping fee

During 2013 we generated approximately $595,600 in gross revenue from our tire processing operations, $336,000 of which was generated from tipping fees collected for the disposal of waste tires, and $259,600 from sales of TDF and other processed tire material. Our total cost of revenue for tire processing operations was approximately $557,800, including a decrease in the environmental liability of roughly $44,500, resulting in gross profit from tire operations of of $82,300

The tire processing facility provides the Company experience in securing and processing significant supplies of alternative fuel feedstocks. The tire processing operations could be used to complement the Thermal Gasifier™ should the market economics improve in Texas.  This would enable the tire facility to produce revenue toward funding the development and deployment of the gasification technology in that market.

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

Following preparation, the fuel pellets or chips are fed into the Thermal Gasifier™ using a system of weight belts and air locks to ensure an accurately metered supply of fuel is introduced while limiting the introduction of atmospheric air. The fuel is distributed on a conveyor which passes through a high temperature, oxygen starved environment. It is during this stage the solids break down into a Syngas, which is then drawn off to a separate chamber to be combusted at temperatures between 1500° to 2000° Fahrenheit.  The type and quality of the waste stream feedstock will affect the BTU value of the fuel and therefore the processing efficiency, as well as the amount of fuel input needed to generate the targeted energy output.

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

The company is also able to use its experience in the waste to energy space to supply equipment and services to waste to energy projects.   The company has supplied a significant amount of project related equipment and services for its pilot project in the northeastern US.

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

Business Development Activities

Waste to Energy

We seek to establish our presence in the renewable energy marketplace through strategic joint-venture partnerships with key business partners. Through participation in commercially viable WTE projects located on optimal sites, we expect to utilize the Syngas generated by the Thermal Gasifier™ to produce thermal and electrical energy. We have entered into an agreement with a key project partner located in the Northeastern United States. This group has expressed strong interest in developing WTE facilities on their sites utilizing our Thermal Gasifier ™. A pilot gasification project is currently under construction with  this project partner.

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

Tire Fuel Processing and Storage

Tires have relatively high energy content and are an ideal fuel for the Thermal Gasifier™ or they can be blended with other waste fuels to achieve energy content stability. At our tire fuel processing operation in Hutchins, Texas, we receive a tipping fee for accepting waste tires. In addition, we have re-opened our tire fuel processing facility and  re-entered the TDF market as discussed above.

Research & Development

During 2012, we incurred approximately $5,400 in third party research and development costs dedicated to internal product development which are included as selling general and administrative expense in our consolidated statement of  operations.  During 2013, we recorded no such charges. We are engaged in continuous development and improvement of our Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy in 2004 through 2006, which utilized a second generation Thermal Gasifier™, particularly in regard to low grade fuels, which is described in more detail under the heading “Thermal Gasifier™ Technology and Operations” above, to redesign the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”.  We will require additional funding for these efforts to sustain our research and development efforts.  We hope that the revenues from our TDF production operations will grow to the level of providing funding for these efforts but we cannot assure it will.  Alternatively, we will need to seek additional capital or debt financing.  If we are unable to obtain the needed funds, we may be forced to curtail or suspend research and development activity.

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

During 2013 we had one commericial customer for our Thermal Gasifier™ business, the entity funding our pilot project. We are currently seeking to enter into contracts with potential customers, but do not have any contracts to provide Thermal Gasifiers™ to any users, other than the agreement for the construction of a pilot gasification unit at the customer’s site.

In order to obtain contracts or to perform contracts for Thermal Gasifier projects which we may receive in the future, the Company will likely require significant capital infusion or project financing. In some cases, customers may provide funding; however we cannot predict the extent that they will, if at all. If customers do not provide the necessary funding, the Company will have to pursue outside capital resources on a project-by-project basis. In the recent past, the Company has mainly raised funds from related party sources, and we do not have any indication that any needed funding, either in the form of equity or debt financing, will be available to us from those sources or from outside sources in the future. If we need funding to enter into or perform under any contracts that may be available to us in the future and are unable to obtain it, we may be unable to enter into the contracts, or be unable to meet our performance obligations under contracts that we enter into. This would significantly impede our efforts to re-enter the market and would have a material adverse effect on our business prospects.

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

Major Customers

During 2013, 75% of our total revenue was derived from tipping fees from accepting waste tires from generators and tire transporters, and from the sale of TDF and other shredded tire material. Our customers include numerous generators and transporters.    Our two largest customers accounted for 28% and 26% of revenue for the year ended December 31, 2013.

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

Personnel

We have 3 full time employees as of December 31, 2013,    Two of which are located at our corporate offices in Commerce City, Colorado, and one of which, our Business Manager, are located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized at the Commerce City office and at the tire processing facility as necessary based on volume of work. We anticipate that significant personnel additions will be required if we move forward on additional Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or the WTE business.

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

Feedstock.  A hydrocarbon based fuel source used in the Thermal Gasifier.

Gasification.  A process in which feedstock is thermally decomposed at high temperatures in a low oxygen environment and converted into syngas.

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

Rolling stock.  Self propelled or pulled transportation equipment that moves on wheels(wheel loader, skid steer, tractor, etc.).

Scrubbers. An industrial apparatus for removing impurities, especially from gases.

Syngas (Synthesis Gas). The name given to a gas mixture containing varying amounts of carbon monoxide and hydrogen generated by the gasification of a carbon containing fuel to a gaseous product.

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

Our ability to commercialize our Thermal Gasifier™ technology is dependent on successful testing of our third generation Thermal Gasifier™ unit.

Historically, before 2000 we sold approximately 15 first generation Thermal Gasifiers™, and we sold three second generation Thermal Gasifiers™ (one in 2002 and two in 2004).  We have sold one third generation Thermal Gasifier™ but construction on it has not been completed yet.  We have tested our Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to move forward with further commercialization. During 2010- 2012, we  continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency.  We will require significant funding in order to fabricate a number of Thermal Gasifier™ units for full commercial deployment, and successfully test the unit at full operational capacity with the new design.

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

Should operating conditions relating to our tire processing operations substantially deteriorate, we could be required by the TCEQ to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the tire processing and storage facility. The projected cost of full cleanup of the tire processing facility is estimated to be roughly $288,100.   We currently have assurance of $170,000 in the form of a deposit with the TCEQ.

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

Two of our stockholders beneficially own almost 50% of our outstanding shares and effectively control a vote of stockholders.

One stockholder, Richard Strain, beneficially owns roughly 30% of outstanding shares.  An additional stockholder, Timothy Ruddy, a director of the Company, beneficially owns roughly 15% of outstanding shares.  This could result in a vote of shareholders being decided almost entirely by these two individuals.  The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.

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

We lease approximately 900 square feet of office and storage space for our corporate offices at 5151 E 56th Ave, Suite 101, Commerce City, Colorado. The present lease expires on February 28, 2014, but is renewable for additional 6 month terms upon the consent of both parties.

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

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$ 0.30	$ 0.12
Second Quarter	$ 0.35	$ 0.15
Third Quarter	$ 0.20	$ 0.05
Fourth Quarter	$ 0.24	$ 0.03
Fiscal Year Ended December 31, 2013:
First Quarter	$0.29	$0.04
Second Quarter	$0.15	$0.06
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.10	$0.03

Source:  http://www.nasdaq.com/symbol/vvit/historical

Stockholders of Record

As of April 9, 2014 we had approximately 162 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average Exercise price of Outstanding options, Warrants and rights		Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)		(c)
Equity compensation Plans approved by Security holders 1	0	0	2	14,200,000 shares of common stock 3

1 2005 Equity Compensation Plan, amended April 15, 2013

2 No options, warrants, restricted stock or other rights have been granted or issued under the plan.

3 Shares may be issued directly as a stock grant or upon exercise of options which may be granted under the plan.

Recent Sales of Unregistered Securities

For the year ended December 31, 2013, the Company issued an aggregate of 5,800,000 shares of its common stock to consultants in payment of services pursuant to agreements entered into on various dates during 2013.

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

At December 31, 2013, the Company had approximately 10,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility

Going Concern

Our consolidated financial statements for the year ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have reported a net loss of $827,636and net cash used in operations of approximately $109,433 for the year ended December 31, 2013, a working capital deficit of $4,643,241 an accumulated deficit of $67,846,832 and a total stockholders’ deficit of $3,948,823 at December 31, 2013.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Management’s Plans

In January 2011, the company agreed to enter into a sale-leaseback transaction to sell the Hutchins property.  This transaction was cancelled by the seller according to the terms of the Purchase and Sale Agreement. The Company then secured the necessary funding to purchase the equipment needed to produce tire derived fuel (TDF), and these assets were placed into service in the first quarter of 2012. The Company has been producing TDF and other saleable processed tire material since then, and the Company plans to continue to use this business segment as a major source of revenue while it expands its Waste to Energy business. The company was not able to secure any additional funding to pay down debt, or pay off the considerable expenses incurred by the need for a shareholder vote.

 In addition to the continued improvements and additional investment in the Hutchins, TX facility, Management intends to focus the Company’s resources in the following areas:

●

Thermal Gasifier™ engineering design and deployment,

●

Maximizing value from the Hutchins, Texas tire processing and storage facility,

●

Development of project based WTE opportunities, and

●

Attracting strategic investment

Management considers the Thermal Gasifier™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, Texas facility to increase production of TDF and processed tire material, reduce operating costs, and expand sales to include used road-worthy truck and passenger tires to increase revenue and cash flow.  Management believes that improvement in all facets of Company operations will improve the Company’s ability to attract investors looking to enter the waste-to-energy and renewable energy marketplace.

We also continue to look to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology through build-own-operate agreements alone or through joint-venture relationships with strategic partners. The Company is currently constructing a pilot WTE plant in the Northeastern US which will serve as a showcase of , and provide emissions data for, the newest generation of the Thermal Gasifier.  With an operational unit that prospective customers can see in person, coupled with emission data on a variety of waste material feedstocks, the Company will be in an excellent position to attract new project opportunitites, Management believes that the success of this project is critical to the long term success of  both the Company and its gasification technology.

We are looking to partner with companies producing a large hydrocarbon based waste stream, which are also in need of thermal and/or electrical energy. In our target markets, we target opportunities where there are high disposal fees and energy rates, where we can use the Thermal Gasifier™ with “back end power” systems to provide significant cost savings to the end user.  We are reviewing the economic viability of a number of opportunities in the northeastern United States and in Europe and are currently advancing our discussions and working toward obtaining letters of intent from these entities.

Management believes that current revenue levels will not be sufficient to meet our operational needs and fully execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring numerous financing opportunities but has no agreements or commitments for funding at the present time.  Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations. Any continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the

Company may have to reduce the scope of its planned operations.  If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company will be required to scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products or to discontinue its operations entirely.

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012:

	Years ended December 31		Increase(Decrease)

	2013	2012	2013 vs 2012	% Change

Revenues	$ 801,081	$ 683,201	$ 117,880	17.3%

Cost of revenue	$ 672,370	$ 688,979	$ (16,427)	-2.4%

Environmental remediation (income) expenses	$ (44,477)	$ (70,312)	$ 25,836	-36.7%

Gross profit (loss)	$ 173,187	$ 64,534	$ 108,472	168.40%

Operating expenses:
Depreciation and amortization	$ 7,509	$ 6,805	$ 704	10.3%
Selling, general and administrative expenses	$ 589,400	$ 242,668	$ 346,732	142.9%
Total operating expenses	$ 596,909	$ 249,473	$ 347,436	139.3%

Loss from operations	(423,721)	(184,939)	$ (238,783)	144.0%

Other income (expense):
Gain on extinguishment of liability	-	8,901	$ (8,901)	100.0%
Loss on settlement of liability	$ (121,236)		$ (121,236)	100%
Gain on disposal of property and equipment	-	1,100	$ (1,100)	-100.0%
Interest expense, net	$ (255,095)	(224,663)	$ (30,432)	13.5%
Gain on change in the fair value of derivative liability		74,192	$ (74,192)	-100.0%
Other expense		1,780	$ (1,780)	-100.0%
	(376,331)	(138,690)	$ (237,641)	171.3%

Loss before income taxes	(800,052)	(323,629)	$ (476,423)	147.20%

Income tax expenses	27,583	27,583	$ -	-

Net loss	$ (827,635)	$ (351,212)	$ (476,423)	135.70%

2013 COMPARED TO 2012

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, sales of TDF, and WTE project construction revenue  increased by approximately $117,900 as a result of the addition of WTE project revenue in 2013.

Cost of Revenue

Cost of revenue for our tire processing operations decreased roughly 2.4% due to a decrease in operating costs at the facility. This was primarily due to reductions in headcount and more efficient  operation of the facility.

Our tire operations in Texas are subject to regulation by the TCEQ. At December 31, 2013, the Company had approximately           10,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. We maintain a reserve for removal and cleanup of material at our Texas facility. During 2013, we decreased the amount of material stored on site by approximately 2100 tons  As a result, our environmental liability decreased by approximately $44,500 in 2013 compared to a decrease of $70,300 in this liability in 2012.

Depreciation and Amortization

Depreciation and Amortization charged increased by approximately $9,400  in 2013 as compared to 2012.  This was mainly due to the purchase of a new classifier screen, which began being depreciated in 2013

 Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately 143% or $346,700 in 2013  This was almost exclusively due to stock compensation paid to consultants for project development and for getting the company’s shares listed on the Berlin(Germany) exchange.

Research and Development Expense

Internal and external research and development expense was approximately $0 for the year ended December 31, 2013 and is included in selling, general and administrative expenses.  Research and Development expenses were reduced significantly from the $5,400 expensed in 2012, as the company transitioned to a construction of the third generation gasifier.

Gain on Extinguishment of Liability/Loss on settlement of liability

The Company posted a loss of $121,200 in 2013 mainly due to increase in the company’s stock price between  the date an interest conversion agreement was signed and the subsequent board meeting approving the conversion. The Company recorded a gain on the settlement of liabilities of $8,901 in 2012 due to settling of disputed amounts with three of the Company’s vendors.

Gain on Disposal of Property and Equipment

 The Company recorded a gain of $1,100 on sale of old furniture in 2012.  There was no comparable event in 2013.

Interest Expense

Interest expense increased approximately 13.5% in 2013 versus the prior year mainly due to default interest being charged on a large shareholder note in the second half of 2013.

Gain on change in the Fair Value of Derivative Liability

The company recorded a gain of $74,200 in 2012 with regard to the change in the fair value of a convertible note it signed in December 2011. The gain is a byproduct of the convertible features of the Asher convertible note and the increase is mainly due to the fact that derivatives of this nature tend to lose value at a faster rate (resulting in a gain for the company) as their expiration approaches.  The derivative liability expired when the note was repaid in September 2012

Liquidity and Capital Resources

We had a cash balance of approximately $7,200 at December 31, 2013.  We expect that our current cash on hand and our current revenue levels will not be sufficient to sustain our current operations or plans.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding.  In the near future we are relying on the successful closing of the sale of our Hutchins property to provide cash to fund operations as described in more detail under the heading “Management’s Plans” above.  If it is unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of December 31, 2013, we had a negative working capital of approximately $4,643,300, which includes a liability of approximately $288,100 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of approximately $482,200, and notes payable to shareholder and related parties of approximately $1,922,800.

The Company was in default on a note to Richard Strain, a stockholder, in the aggregate amount of approximately $1,108,000.  The company is currently accruing interest on the note at the default rate, and is working to renegotiate the note.

During the year ended December 31, 2013, the Company received proceeds of $36,948 in the form of loans from related parties. We expect that the Company will continue to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Environmental Liability

At December 31, 2013, the Company has approximately 10,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  The waste material consists primarily of steel belting wire with attached tire rubber.   In the past, management has considered the piles of tires and tire shreds at the facility an asset to be reclaimed and sold to an end user.  Management has chosen to focus on producing TDF and shipping tire shreds to local landfills. The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit to ensure that the site is restored if the Company was unable to meet its obligations with the TCEQ.

In such a case, we would be required to restore the site beginning with transportation of the material to a disposal site, such as a landfill.  We have accrued approximately $288,100 and $332,600 at December 31, 2013 and 2012, respectively for the cost of disposing of this material.  This accrual is based on standard disposal costs incurred by Vista during tire disposal operations in preparing the facility for sale, based on the weight of tires at the site.  These costs include transportation, labor, equipment and landfill fees assuming complete closure of the facility.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.  The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance.  The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2013 and 2012.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions.  The Company establishes valuation allowances when necessary to reduce deferred income tax assets to the amounts that management believes are more likely than not to be recovered.

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2013 the company has accrued penalties and interest of approximately $173,900   related to unfiled state and federal tax returns concerning the sale of an asset in 2005 and 2006.

Our independent registered public accounting firm’s report on our December 31, 2013 consolidated financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected.  As of December 31, 2013, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described below.

Management’s Conclusion

Management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2013 due to material weakness in internal control, which weaknesses resulted from the failure to maintain effective internal control over the financial reporting process to ensure the timely preparation of financial statements and financial data which is necessary for the preparation of the Company’s financial statements in accordance with U.S. GAAP. Specifically, we noted the following:

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and terms of office of our directors and executive officers as of April 9, 2014 are set forth in the following table:

Name	Age	Positions with Vista International Technologies
Bradley A Ripps	38	Former Interim Chief Executive Officer, Former Chief Financial Officer

Thomas P. Pfisterer*	52	Director and Chief Financial Officer (former Chief Executive Officer) 2

Timothy D. Ruddy	41	Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)

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

Mr. Ripps was Chief Executive Officer and Chief Financial Officer from January 18, 2011 through February 3, 2012

Mr. Ruddy began serving as Interim Chief Executive Officer and principal financial and accounting officer on February 4, 2012  and currently serves in both capacities.

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

Management Biographies

Bradley Ripps. Bradley Ripps served as  Interim Chief Executive Officer from January 17, 2011 to February 3, 2012. Mr. Ripps brings a strong, diverse business background having owned, operated, analyzed and/or advised more than 50 businesses, across many industries. Mr. Ripps was integral to the success of major initiatives at multiple companies. He was responsible for leading 60 employees, located in 10 different facilities, in the successful re-structuring of a managed care company. Mr. Ripps also successfully deployed a multi-million dollar network for a large communication and information company in the southeastern U.S. As a testament to Mr. Ripps negotiation skills and tenacity, he was instrumental in the collection of several million-plus dollar receivables for a major telecommunication provider. Prior to joining Vista, Mr. Ripps served as Vice President of IBG Business Services, Inc., one of the leading merger and acquisition advisory firms in the United States, from April 2006 to January 2011. At IBG, Mr. Ripps handled both domestic and international clients across a broad range of industries, from physical fitness and advertising to transportation and manufacturing. Concurrently, since 2001, he has held various senior management positions in Community Care, Inc. a private, family owned, managed care business. Mr. Ripps completed his undergraduate studies at Syracuse University, earning a Bachelor of Arts Degree in Economics (Magna Cum Laude). He completed his graduate studies at The University of Texas, earning a Masterr of Arts in Business Administration.

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

Timothy Ruddy.  Timothy Ruddy was appointed CEO of Vista on February 4, 2012 and has been a Director of Vista International Technologies, Inc. since October 2007.  For the past 19 years Mr. Ruddy has been active in the financial services industry, evaluating promising technologies and companies with regard to their formation, funding and development.  He has experience in startup and turnaround situations, as well as business development.  Mr. Ruddy held series 7 and 65 licenses from FINRA and most recently served as Vice President-Investments at 1st Financial Services, a financial advisory firm.   Mr. Ruddy was active as an angel investor and in the venture capital industry for the ten years prior to joining Vista, working with companies in the medical devices field as well as emerging energy-related technologies. In addition to his position with Vista, Mr. Ruddy is a co-founder, and serves as an officer of Ambien Dynamics, a medical device company specializing in pulsed electromagnetic field therapies, a position he has held since 2002. Mr. Ruddy graduated Summa Cum Laude from the University of Notre Dame with a

Bachelors Degree in Mechanical Engineering, and played center for the NFL’s Miami Dolphins from 1994-2003.  The Company believes that Mr. Ruddy’s development-stage and growth-stage business expertise, including his diverse background evaluating and funding start-up, development stage and growth-stage technology and energy-related companies, gives him the qualifications and skills to be an officer and director of the company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2013.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and written representations from certain reporting persons, during the fiscal year ended December 31, 2013, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Thomas P. Pfisterer 1 Former Chief Executive Officer	2013	—	—	—	—
	2012	—	—	—	—
Timothy D Ruddy Interim Chief Executive Officer and Principal Accounting Officer	2013	---	---	---	---
	2012	---	---	---	---
Bradley Ripps Former Chief Executive Officer	2013	---	---	---	---
	2012	$9,972	N/A	N/A	$9,972

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

Timothy D Ruddy.  Mr. Ruddy Succeeded Mr. Ripps on February 4, 2012 as Interim Chief Executive Officer and currently holds the title as of March 25, 2013.  Mr. Ruddy serves as our Chief Executive Officer at-will and the company does not have an employment agreement with him.

The Company did not pay any compensation to its directors for serving as such in 2012 or 2013.

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

April 9, 2014 regarding the beneficial ownership of the Company’s shares of common stock by:

●

each person who we believe to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock,

●

each of the current directors,

●

each of the named executive officers listed in the summary compensation table, and

●

all of our current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class (4)
Richard Strain 15 Loockerman Ave Poughkeepsie, New York 12601	7,932,327	1	30.4%

Timothy D. Ruddy 3885 Vale View Lane Mead, CO 80542	4,304,541	2	16.5%

Thomas Pfisterer 12 Croft Road, New Hartford, NY 13413	29,400	2	*

Brad Ripps 88 Inverness Circle East, Suite N-103 Englewood, CO 80112	—	2	—

All directors and executive officers as a group (4 persons)	4,333,941	3	16.6%

1

Information based upon a Schedule 13D/A filed by Mr. Strain with the Securities and Exchange Commission, the records of the Company’s transfer agent, and information provided to the Company by Mr. Strain.

2	Information based upon the records of the Company’s transfer agent and information provided by the beneficial owner.
3	See Notes (1) and (2) above.
4	Based on 26,110,914 common shares issued and outstanding as of April 9, 2014.

*	Less than one percent.

Securities Authorized for Issuance under Equity Compensation Plans

Vista International Technologies Inc. has adopted its 2005 Equity Participation Plan, amended on April 15, 2013 which was approved by its stockholders.  There are 20,000,000 shares of common stock available for issuance under this plan.  5.8 million shares of common stock were granted under the plan in 2013. No options or rights exercisable in the common stock have been granted or issued under this plan. See Part I Item 5 for further disclosure about this plan.

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

As of December 31, 2013, that total was approximately $764,800 and accrued interest at December 31, 2013 was approximately $49,600.  The loan bears interest at 8% per annum, is secured by the Company’s assets, is due on demand, and is convertible into the Company’s common stock as described above.   Through March 25, 2014 Mr. Ruddy has not loaned the Company any additional  amounts under this agreement.

In December 2011, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of Vista’s required financial assurance in connection with its registration with the Texas Commission on Environmental Quality (TCEQ). This registration is required to enable us to operate our tire processing facility in Hutchins, Texas, and would be used for remediation in the event the Company liquidates and its facility closes.  Mr. Ruddy was not compensated for providing this collateral. This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000.  Mr. Ruddy paid off this loan on behalf of the company in May 2012

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, currently a 30% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit was required by December 31, 2011.

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

During 2011 Mr. Strain also provided $450,000 in the form of a promissory note for equipment purchases and working capital to allow the company to install a tire derived fuel production line. This note was due November 14, 2011.

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the company and matured  on June 30, 2013.  At the time of the execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock.   This conversion resulted in the issuance of 2,229, 407 shares to Mr. Strain. $222,940 accrued interest was converted at $0.10 per share.   As of December 31, 2013, this note is currently in default, and the Company is working with the shareholder to extend the note. The Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000.

CEO Compensation

Bradley A. Ripps began serving as the Company’s Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) effective January 17, 2011.  Mr. Ripps received annual compensation of $85,000. Mr. Ripps resigned as Interim Chief executive Officer on February 4, 2012.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal year ended December 31, 2013 by RBSM, LLP were $43,000.  The aggregate fees billed for our fiscal year ended December 31, 2012 by RBSM, LLP were $31,000.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2013 and 2012 for any audit related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2013 and 2012.

Other Fees

Our principal accountants did not bill us for any services other than as reported above in this Item 14 during our fiscal years ended December 31, 2013 and 2012, respectively.

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

10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29

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

Lease Agreement dated March 1, 2012 between Vista International Technologies, Inc, and Electric Power Equipment Company.

Equipment Financing Agreement, dated February 15, 2012, between Vista International Technologies, Inc (Timothy Ruddy) and REO Holdings.

Amended, Restated and Consolidated Note, dated March 29, 2013 bewteen Vista International Technologies, Inc and Richard Strain.

Consulting Agreement dated April 1, 2013 between Vista International Technologies, Inc and Daniel Chasse (with subsequent addenda)

Consulting Agreement, dated  November 15, 2013 between Vista International Technologies, Inc and John Massa.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista International Technologies, Inc. and its subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 14, 2014.

Vista International Technologies Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	2013	2012
ASSETS

Current assets:
Cash	$ 7,248	$ 16,040
Accounts receivable, net	34,852	27,452
Other receivables	-	-
Prepaid expenses		1,499
Total current assets	42,100	44,991

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	451,207	507,404
Deferred expenses	62,380
Intangibles, net	19,895	23,830

Total assets	$ 747,478	$ 748,121

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,788,603	$ 1,918,740
Accrued compensation and payroll liabilities	503,695	522,607
Accrued interest	135,381	227,591
Accrued interest- related parties	69,904	141,882
Deferred Revenue	154,500	-
Notes payables - related parties	814,841	777,893
Notes payable - stockholder	1,108,000	1,096,931
Notes payable and capital leases, current portion net of debt discount	110,417	216,475
Total current liabilities	4,685,341	4,902,119

Other long-term liabilities	-	-
Notes payable and capital leases, less current portion	10,960	6,223

Total liabilities	4,696,301	4,908,342

Commitments and contingencies	-	-

Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 25,360,914 and 12,872,428 shares issued outstanding at December 31, 2013 and 2012, respectively	25,361	12,873
Additional paid-in capital	63,867,648	62,841,103
Common stock subscription	5,000	5,000
Accumulated deficit	(67,846,832)	(67,019,197)
Total stockholder's deficit	(3,948,823)	(4,160,221)

Total liabilities and stockholders' deficit	$ 747,478	$ 748,121

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2013 and 2012
	2013	2012

Revenues
Tipping fee revenue (Tire)	$ 335,978	$ 439,771
Processed tire revenue (Tire)	259,604	243,430
Pilot project revenue (WTE)	205,500	-
Total Revenue	801,081	683,201

Cost of revenue
Tire Operations	557,765	688,979
WTE Operations	114,606	-
Total cost of revenue	672,370	688,979

Environmental income	(44,477)	(70,312)

Gross profit	173,188	64,534

Operating expenses:
Depreciation and amortization	7,509	6,805
Selling, general and administrative expenses	589,400	242,668
Total operating expenses	596,909	249,473

Loss from operations	(423,721)	(184,939)

Other income (expense):
Gain on extinguishment of liability	-	8,901
Loss on settlement of liability	(121,236)	-
Gain on disposal of property and equipment	-	1,100
Interest expense, net	(255,095)	(224,663)
Gain on change in the fair value of derivative liability	-	74,192
Other expense	-	1,780
	(376,331)	(138,690)

Loss before income taxes	(800,052)	(323,629)

Income tax expenses	27,583	27,583

Net loss	$ (827,635)	$ (351,212)

Net loss per share, basic and diluted	$ (0.04)	$ (0.03)

Weighted average common shares outstanding, basic & diluted	18,835,914	12,180,115

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.
Consolidated Statement of Changes in Stockholders' Deficit
For the Years ended December 31, 2013 and 2012
						Accumulated deficit	Stockholder's Deficit
	Common stock		Additional Paid-in Capital	Common Stock Subscription
	Shares	Amount		Shares	Amount
Balances, December 31, 2011	12,047,946	$ 12,048	$ 62,802,728	-	$ -	$ (66,667,985)	$ (3,853,209)

Issuance of common stock for cash	-	-	-	10,000	5,000	-	5,000
Issuance common stock for note conversion	144,578	145	11,855	-	-	-	12,000
Issuance common stock for services	680,000	680	26,520	-	-	-	27,200
Fractional share adjustment	(96)	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(351,212)	(351,212)

Balances, December 31, 2012	12,872,428	$ 12,873	$ 62,841,103	10,000	$ 5,000	$ (67,019,197)	$ (4,160,221)
Issuance of common stock for debt and accrued interest conversion	1,250,000	1,250	61,250	-	-	-	62,500
Issuance of common stock for services	5,800,000	5,800	430,750	-	-	-	436,550
Issuance of common stock for accrued interest conversion of stock holder notes payable	2,383,945	2,384	232,147	-	-	-	234,531
Issuance of common stock for accrued interest conversion related party notes payable	3,054,541	3,054	302,397	-	-	-	305,452

Net loss for the year					-	(827,635)	(827,635)
Balances, December 31, 2013	25,360,914	$ 25,361	$ 63,867,647	10,000	$ 5,000	$(67,846,832)	$ (3,948,823)

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	($827,635)	($351,212)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	109,441	100,091
Operating expenses incurred by note holder- stock holder	18,113	-
Operating expenses incurred by note holder- related party	37,438	3,392
Common stock issued for services provided	436,550	27,200
Loss on settlement of liability	121,236	-
Environmental remediation Income	(44,477)	(70,312)

Gain on sale of property and equipment	-	(1,100)
Gain on extinguishment of liabilities	-	(8,901)
Amortization of deferred debt discount	-	38,791
Gain on change in fair value of derivative liability	-	(74,192)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,400)	(25,713)
Prepaid expenses	1,499	53,911
Other current assets	-	1,904

Deferred revenue	154,500	-
Deferred expenses	(62,380)	-
Accounts payable and accrued expenses	172,550	161,254
Net cash used in operating activities	109,434	(144,887)

Cash flows from investing activities:
Proceeds from sale of Fixed assets	-	1,100
Purchase of Fixed Assets	(45,034)	(1,528)

Net cash used in investing activities	(45,034)	(428)

Cash flows from financing activities:
Repayments on debt	(74,863)	(35,446)
Repayments on related party notes payable	(11,600)	-
Proceeds for common stock to be issued	-	5,000
Proceeds from bridge loan	-	30,000
Proceeds from line of credit and bank loan	-	82,241
Proceeds from notes payable and capital lease	9,661	32,750
Proceeds from related party notes payable	3,610	10,100

Net cash provided by financing activities	(73,192)	124,645

Net decrease in cash and cash equivalents	(8,792)	(20,670)

Cash and cash equivalents at beginning of period	16,040	36,710

Cash and cash equivalents at end of period	$7,248	$16,040

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

Non-cash investing and financing activities

Issuance of common stock for in exchange for settlement of accrued interest on notes payable related party	$305,452	-
Issuance of common stock for in exchange for settlement of accrued interest on notes payable stockholder	$222,941	-
Issuance of common stock in exchange for settlement of accrued interest	$11,590	-
Issuance of common stock in exchange for settlement of notes payable- Related party and accrued interest	$62,500	-
Accrued liabilities paid by note holder on behalf of the Company	$2,500	-
Fixed assets purchased funded by notes payable	$4,275	-
Note payable issued for direct payment made by Note holder related party for repayment of Notes payable	$5,000	-
Equipment purchases funded by capital lease arrangements	-	$32,771
Issuance of common stock for in exchange for settlement of convertible notes payable	-	$12,000
Note payable issued for direct payment made by related party for repayment of bank loan for environmental deposit	-	$75,000
Note payable issued for direct payment made by related party for repayment of Convertible notes	-	$30,500

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

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

Going Concern and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company reported a net loss of $827,636  and used net cash in operating activities of $109,434 for the year ended December 31, 2013, has a working capital deficit of $4,643,241 and an accumulated deficit of $67,846,832 at December 31, 2013.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

In February 2011, the Company entered into a Purchase and Sale Agreement to sell all of its interest in the approximately 27 acre industrial site it owns at 1323 Fulghum Rd. in Hutchins, Texas.  The sale was subject to a variety of conditions, including shareholder approval (See note 9).  The buyer elected not to pursue this transaction further in January of 2012.

Although the sale leaseback transaction did not get closed, the company was able to find alternate funding and was able to purchase additional tire shredding equipment. The company successfully installed a tire derived fuel processing line in early 2012, and has been using the additional revenue from this processing line to stabilize the company and pay down the balances of its creditors.  The company plans to continue to work to generate greater cash flow from the facility and will continue to look at its options to best utilize the facility.

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

In the year ended December 31, 2013 the Company entered into loan agreements including related parties and received net proceeds of $36,948 and through March 25, 2014 has received no additional loan proceeds from related parties.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

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

For the years ended December 31, 2013 and 2012

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

The allowance for doubtful accounts receivable was approximately $2,100 and $5,700 at December 31, 2013 and 2012, respectively.

One customer comprised approximately 94% and 95% of the accounts receivable balance at December 31, 2013 and 2012 respectively.

Our two largest customers accounted for 28% and 26% of revenue for the year ended December 31, 2013. Two customers comprised approximately 36% and 16% of revenues for the year ended December 31, 2012.

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of uninsured cash and certificates of deposit held at commercial banks in the United States in excess of federally insured limits and trade receivables from the Company’s customers.  The Company has not experienced a loss in its cash accounts.

Accounts Payable and Accrued Expenses.

 Accounts payable and accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Accounts payable	$788,641	$846,294
Accrued liabilities	999,963	1,072,446
Accrued interest- other	27,351	27,406
Accrued interest-related party	69,904	141,882
Accrued interest- stockholder	108,030	200,185
Accrued compensation and payroll liabilities	503,694	522,607

Total	$2,497,583	$2,810,820

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

The Company recorded $65,031 in accrued interest in 2013, and $59,635 in accrued interest in 2012 on the related party debt extended through the agreement with Timothy Ruddy & family.  In addition, the company recorded interest expense of $147,407 in 2013 and $98,348 in 2012 on the shareholder notes and line of credit extended by Richard Strain.

The Company disputes the amount of $482,209 of accrued compensation due to prior officer compensation.  It is the position of the Company that the officers in question had no formal contracts in place, and further, were negligent in their fiduciary responsibility to the company, causing additional problems with creditors and the Internal Revenue Service.

$288,107 and $332,584 of accrued liabilities relate to environmental remediation expense at the Hutchins tire facility for the year ended December 31, 2013 and 2012, respectively.  The Company believes that as  tire derived fuel (TDF) operations continue, this amount will decrease as tires on site will be shredded and sold as TDF.

Approximately $589,200 of accrued liabilities in 2013 and  $561,600 of accrued liabilities in 2012 relate to amounts accrued to state and federal revenue agencies, due to unfiled tax returns relating to the sale of company assets in 2005 and 2006.

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

For the years ended December 31, 2013 and 2012

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

There were no impairment losses during the year ended December 31, 2013 and 2012.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Our tire fuel processing and storage facility recognizes revenue as follows:

●

Disposal fees (“tipping fees”) for waste tires are fully earned when accepted at the facility

●

Sales of unprocessed whole tires are recognized when company receives proof of delivery to end user

•

Sales of processed tires are recognized when company receives proof of delivery to end user.

Revenue from project based construction and installation of a Thermal Gasifier™ separately and in various segments that include purchase of equipment, cyclone, baghouse and performance of pre-installation site engineering services, along with other products and services recognized in accordance with ASC 605-35-25 as if the project were a segmented / single contract, or group of contracts is summarized as follows:

F-14

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

Product	Recognition Policy
Setup of plant and manufacturing facilities	Deferred and recognized upon completion of the event
Equipment sales	Not Deferred and recognized at the time the equipment is delivered and/or installed at the project site
Equipment rental contracts	Deferred and recognized as services are delivered
Engineering/Other consulting fees	Not Deferred and recognized at the time services are delivered
Maintenance and support contracts	Deferred and recognized on a straight-line basis over the term of the arrangement

During the year ended December 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s consolidated financial statements.  For the year ended December 31, 2013, the Company recorded $154,500 in deferred revenue and $62,380 in deferred expenses for this project.

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Third party research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred.  For the years ended December 31, 2013 and 2012, we incurred approximately $- and $5,400 respectively for third party research and development expense which are included in selling, general and administrative expenses in the consolidated statements of operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

Stock Based Compensation to Other than Employees

In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance. The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2013 and 2012.

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

For the years ended December 31, 2013 and 2012

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

The Company files income tax returns in the U.S. federal jurisdiction as well as state jurisdictions for which nexus has been determined and is subject to income tax examinations by federal and state tax authorities for the year 2006 and thereafter.

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2013 and 2012, accrued interest and penalties on unpaid taxes outstanding was approximately $174,000 and $146,000, respectively

Net Loss per Share

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

For the years ended December 31, 2013 and 2012

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

3. Property and Equipment

Following is a summary of property and equipment at December 31, 2013 and 2012:

	2013	2012
Machinery and equipment (a)	$807,033	$764,735
Buildings	95,578	95,578
Vehicles	18,985	18,985
Land	51,085	51,085
Furniture, fixtures and equipment	62,322	55,312
Land Improvements	232,269	232,269
Totals	1,267,272	1,217,964
Less accumulated depreciation	(816,065)	(710,560)
Property and equipment, net	$451,207	$507,404

Depreciation expense was $105,506 and $96,155  for the years ended December 31, 2013 and 2012, respectively.

(a)

Includes the machinery under capital leases of $6,223 and $24,051 at December 31, 2013 and 2012, respectively.

 Gain on Sale

   During the year 2012, the Company sold old furniture and recorded as gain of $1,100.  During the year 2013, there was no such gain

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

At December 31, 2013 and 2012 intangible assets are as follows:

F-17

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

	2013	2012
Patents	$63,720	$63,720
Less accumulated amortization	(43,825)	(39,890)
Intangible assets, net	$19,895	$23,830

Amortization expense for each of the years ended December 31, 2013 and 2012 was $3,935 and $3,936 respectively.

Estimated Future Amortization Expense as of December 31, 2013:

Years Ended December 31,	Amount
2014	3,935
2015	3,935
2016	3,935
2017	3,935
There after	4,155
Total	$19,895

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

5. Notes Payable and Capital Lease:

At December 31, 2013 and 2012, the Company had the following promissory notes outstanding:

	2013	2012
23% installment note, secured by equipment, due January 2014, signed personally by a related party	S 1,275	S -
21% installment note, secured by equipment, due November 2013, signed personally by related party	-	19,407
8.95% installment note, secured by equipment, due October 2013, signed personally by related party	-	5,667
12% promissory notes payable to individual, interest due monthly, secured by the assets of the Company, due on April 22, 2011 **	-	50,000
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2012	77,241	77,241

12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2012	5,000	5,000
14% installment note, secured by equipment, due June 2014, signed personally by related party	6,100	17,321

13.7 installment note, secured by property, due January 18, 2023	10,960	-
15% promissory note payable to individual, due on demand, in default	17,000	17,000
15% promissory note payable to individual, due April 2013	-	30,000
29.49% Dell business credit note for purchase of computer	3,800
20.6% installment note, secured by equipment, due December 2012, signed personally by related party	-	1,062

Total notes payable, capital lease and convertible note payable	121,376	222,698
Less: current maturities	(110,416	(216,475)
Notes payable and capital lease – Long-term	$10,960	$6,223

Maturities of notes payable and capital lease at December 31, 2013 are as follows:

Year ending December 31,
2014	$110,416
2015	10,960
$121,376

** The 12% promissory notes were originally due April 22, 2011 but on May 19, 2011 the repayment of principal was postponed until 5 days after the sale of the Hutchins facility.  Notes and all accrued interest were converted in January 2013 to 1,250,000 shares of common stock

Issuance of Convertible Debt

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

For the years ended December 31, 2013 and 2012

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

Current Value of Derivative

At September 8, 2012, note is matured and Company adjusted the recorded fair value of the derivative liability to, market resulting in non-cash, non-operating gain of $74,192 for the year ended December 31, 2012. During the year ended December 31 2013, the Company recorded no change in derivative liability related to this note.

 The Company amortized $0 and $38,791 of the debt discount as interest expenses for the year ended December 31, 2013 and 2012, respectively.

6. Related Party Transactions

At December 31, 2013 and 2012, notes payable - stockholder and notes payable – related party consisted of the following:

	2013	2012
9% promissory notes payable – Richard Strain – stockholder, due on demand, secured by a first priority security interest in Company assets – default waived through June 30, 2011	$-	$500,000
9% line of credit - Richard Strain – stockholder, matures December 31, 2011, principal payments of $8,000 per month, no prepayment penalty, secured by a first priority security interest in the Company’s assets – default waived through June 30, 2011– in default	-	146,931
9% note payable-Richard Strain- stockholder, due on demand, secured by a first priority interest in Company assets. Due on December 31, 2011 – in default	-	450,000
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	1,108,000	0
Notes payable- stockholder	$1,108,000	$1,096,931

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$764,841	$727,893
10% promissory notes payable to Timothy Ruddy Family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$814,841	$777,893

.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

Notes payable – stockholder

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

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the company and will mature on June 30, 2013.  At the  time of execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock. This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,941 accrued interest was converted at $0.10 per share.   As of December 31, 2013, this note is currently in default, and the Company is working with the shareholder to extend the note. The Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000.

On June 29, 2013 accrued interest of $16,620  due to the shareholder on the consolidated note he has extended to the Company was converted to stock. The Company issued 154,538 shares of common stock to the shareholder in exchange for conversion of the accrued interest. The Company recorded gain of $5,030 on conversion of this accrued interest

All other debt of the Company is substantially subordinated to Mr. Strain.

As of December 31, 2013 and 2012, accrued interest outstanding on the consolidated note was approximately $108,000  and $200,000, respectively.

The note of $1,108,000 went into default on July 1, 2013. It carried the default interest rate of 18% instead of the 9% while it was maturing. The Company accrued default interest @9% of $49,860 for six months (i.e. for July 2013 to December 2013).

Interest expense on the stockholder notes and line of credit for the years ended December 31, 2013 and 2012 was approximately $147,407 and $98,300, respectively.

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

For the years ended December 31, 2013 and 2012

approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

As of December 31, 2013 and 2012, accrued interest outstanding on the loans was approximately $46,600 and $127,600, respectively.

Interest expense on the loans for the years ended December 31, 2013 and 2012 was approximately $65,031 and $54,300, respectively.

As of December 31, 2013 and December 31, 2012 the outstanding related party notes payable was $764,841 and $727,893 respectively.

Subsequent to December 31, 2013 and through March 25, 2014, Mr. Ruddy has not loaned the Company additional funds under this agreement.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of December 31, 2013 and December 31, 2012.

As of December 31, 2013, no interest payments had been made on these notes.

As of December 31, 2013 and 2012 accrued interest on the loan was approximately $20,300 and $14,400 respectively.

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

7. Income Taxes

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2013	December 31, 2012
Computed “expected” income tax (benefit) at approximately 37%	$(306,225)	$(129,948)
Permanent differences	3,984	6,824
Adjustments to net operating loss carryforwards	(25,844)	136,379
Other adjustments
Change in valuation allowances of deferred income taxes	328,085	(13,255)
Penalties and interest on federal and state income tax returns	27,583	27,583
Income tax expense	$27,583	$27,583

During the year ended December 31, 2013, the Company recorded approximately $27,583 of penalties and interest on prior year unpaid federal and state income tax returns

During the year ended December 31, 2012, the Company recorded approximately $27,583 of penalties and interest on prior year unpaid federal and state income tax returns

The Company has not filed Federal or Colorado state tax returns for the years 2011-2013.  Since the Company will owe no taxes for these tax years due to the large loss carryforwards, management felt that the company’s limited resources were best used in its restructuring operations.  It is expected that these returns will be filed in the second quarter of 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss	$8,861,806	$8,131,235
Property and equipment	49,603	46,507
Expense accruals and other	181,042	190,387
Accrued Payroll	95,649	186,303
Total gross deferred tax assets	9,188,100	8,554,432
Vista International Technologies, Inc. Notes to Consolidated Financial Statements For the years ended December 31, 2013 and 2012 Less: Valuation allowance	(9,188,100)	(8,554,432)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $23,064,100 which expires between 2020 and 2030.  Approximately $22,000,000 of these losses is limited under the change in control provisions of Internal Revenue Code Section 382.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon our cumulative losses through December 31, 2012, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2013.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2013.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of December 31, 2013 and 2012, there were 25,360,914 and 12,872,428 respectively shares of common stock issued and outstanding.

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

On April 27, 2013, the Company issued two blocks of S-8 shares (each 575,000 shares – each valued at $57,500) to consultants who are assisting the Company in getting its shares listed on a European stock exchange and completing the European funding

On June 28, 2013 the Company issued 2,000,000 shares of S-8 stock to two consultants valued at $150,000, involved with the Company’s expansion into the European Waste to Energy markets.

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

On September 16, 2013 the Company issued 500,000 shares of S-8 stock to a consultant valued at $26,000 involved with European project development

On November 15, 2013 the Company issued 1,150,000 shares of S-8 stock to a consultant valued at $65,550 involved with European project development

On December 4, 2013 the Company issued 1,000,000 shares of S-8 stock to a consultant valued at $80,000 involved with European project development

Reverse Stock Split

On September 27, 2012 the Company’s Board of Director’s approved 1:10 reverse stock split of the Company’s common shares. The split was declared effective November 21, 2012. All references in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

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

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of December 31, 2013:

 Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

The Company’s tire operations in Texas are subject to regulation by the TCEQ. At December 31, 2013, the Company had approximately 10,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, the Company was able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the land fill transitioned to a project - based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012. Based on these new circumstances, the Company has estimated a disposal cost of approximately $288,100 at December 31, 2013. This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $44,500 compared to December 31, 2012. This amount has been recorded as environmental remediation income in the accompanying consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at December 31, 2013) for remediation in the event the Company liquidates and the facility closes. The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy. The Company has no other asset retirement obligations.

The Company has no other asset retirement obligations.

We have accrued approximately $288,100 and $332,600 at December 31, 2013 and 2012, respectively for the cost of disposing of this material under account payable and accrued liabilities.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

10. Lease Commitments

On March 1, 2012 the company moved its corporate offices to 5151 E 56th Ave, Suite 101, Commerce City, CO 80022. The lease had a term of 12 months, which began on March 1, 2012 and expires on February 28, 2014.  The Company will pay rent and related costs of $350 per month.  The lease is renewable for 6 month intervals, upon agreement of both parties.

Rent expense for operating leases, including month-to-month rentals, was approximately $4,200 and $7,522 for the years ended December 31, 2013 and 2012 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

Assets	Level I	Level II	Level III	Total
Environmental deposit	$-	$170,000	$-	$170,000
Total Assets	$-	$170,000	$-	$170,000
Liabilities
Derivative liabilities	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

The following table provides a summary of changes in fair value of the accompanying consolidated financial statements December 31, 2013:

Debt Derivative Liability

Balance January 1, 2012

        74,192

- Embedded debt derivatives expired with Note in September, 2012 (74,192)

Balance December 31, 2012

-

___________________________________________________________________________________

Net gain for the year included in earnings relating to the liabilities held at December 31, 2012  was $74,192.

There was no Derivative liability for the year ended December 31, 2013.

12. Subsequent Events

On January 16, 2014 the Company issued 750,000 common shares to a consultant who was assisting the company in its European Project development efforts.  The value of the shares at the time of issuance was $28,500.