Form 10-Q
period 2014-03-31
Vista International Technologies Inc
filed 2014-05-20
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2014; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4835 Monaco St, Commerce City, Colorado 80022

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

As of May 15, 2014, Vista International Technologies, Inc. had outstanding 28,310,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$ 27,200	$ 7,248
Accounts receivable, net	35,788	34,852
Total current assets	62,988	42,100
Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	423,418	451,207
Deferred Expenses	136,903	62,380
Intangibles, net	18,911	19,895
Total assets	$ 814,116	$ 747,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,760,797	$ 1,788,603
Accrued compensation and payroll liabilities	501,539	503,695
Accrued interest	187,272	135,381
Accrued interest- related parties	86,229	69,904
Notes payables - related parties	788,225	814,841
Notes payable - stockholder	1,108,000	1,108,000
Notes payable and capital leases, current portion	105,822	110,417
Deferred revenue	243,000	154,500
Total current liabilities	4,780,884	4,685,341
Other long-term liabilities		-
Notes payable and capital leases, less current portion	10,803	10,960

Total liabilities	4,791,687	4,696,301
Commitments and contingencies	-	-
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,110,914 and 25,360,914 shares issued outstanding at March 31, 2014 and December 31, 2013 , respectively	26,111	25,361
Additional paid-in capital	63,895,399	63,867,648
Common stock subscription	5,000	5,000
Accumulated deficit	(67,904,081)	(67,846,832)
Total stockholder's deficit	(3,977,572)	(3,948,823)

Total liabilities and stockholders' deficit	$ 814,116	$ 747,478

The accompanying notes are an integral part of the unaudited condensed  consolidated financial statements

Vista International Technologies Inc. Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues	$ 254,339	$ 191,334

Cost of revenue	197,977	211,309

Environmental remediation income	(59,087)	(41,226)

Gross profit	115,449	21,251

Operating expenses:
Depreciation and amortization	2,354	1,580
Selling, general and administrative expenses	76,369	22,243
Total operating expenses	78,723	23,823

Profit (Loss) from operations	36,726	(2,573)

Other income (expense):
Loss on settlement of liability	-	(173,305)
Interest expense, net	(93,975)	(49,843)
	(93,975)	(223,148)

Loss before income taxes	(57,249)	(225,721)

Income tax expenses	-	-

Net loss	$ (57,249)	$ (225,721)

Net loss per share, basic and diluted	$ (0.00)	$ (0.02)

Weighted average common shares outstanding, basic & diluted	25,977,581	14,159,671

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$ (57,249)	$ (225,721)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	28,773	26,861
Loss on settlement of liability	-	173,305
Operating expenses incurred by note holder	-	33,135
Common stock issued for services provided	28,500	-
Environmental remediation income	(59,087)	(41,226)
Changes in operating assets and liabilities:
Accounts receivable, net	(936)	(8,506)
Prepaid expenses	-	958
Deferred Expenses	(74,523)	(17,237)
Deferred Revenue	88,500	60,000
Accounts payable and accrued expenses	97,342	47,209
Net cash provided by operating activities	51,320	48,778

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayments of notes payable and capital lease	(4,752)	(11,428)
Repayment of related party notes	(26,616)	1,350
Net cash used in financing activities	(31,368)	(10,078)

Net increase in cash and cash equivalents	19,952	38,700
Cash and cash equivalents at beginning of period	7,248	16,040

Cash and cash equivalents at end of period	$ 27,200	$ 54,740

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

Non-cash investing and financing activities
Issuance of common stock for in exchange for settlement of accrued interest on notes payable - related Party	-	$ 137,149
Issuance of common stock for in exchange for settlement of accrued interest on notes payable - stockholder	-	$ 222,941
Issuance of common stock for in exchange for settlement of notes payable and accrued interest	-	$ 57,500
Accrued liabilities paid by note holder on behalf of Company	-	$ 2,500
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2014 and 2013

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

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

Discrete financial information is not presently maintained for our WTE business as it has generated limited revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment

Going Concern and Management’s Plan

The Company reported a net loss of approximately $57,200 and net cash provided by operating activities of approximately $51,300 for the three months ended March 31, 2014, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $67.9 million at March 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the three months ended March 31, 2014, the Company did not receive any loans or  proceeds from related parties or shareholders, but it is  expected that the Company will have to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

During the quarter ended March 31, 2014 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For the quarter ended March 31, 2014, the company recorded roughly $88,500 in deferred revenue and $74,500 in deferred expenses for this project.

Concentration of Credit Risk

Our two largest customers comprised approximately 35% and 20% of revenues for the three months ended March 31, 2014, and our two largest customers comprised approximately 47% and 11% of revenues for the three months ended March 31, 2013

.

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

 Reclassifications

Certain reclassifications to the 2013 statements of operations and cash flows have been made in order to conform it to the 2014 presentation.

2. Notes Payable and Capital Lease

At March 31, 2014 and December 31, 2013, the Company had the following promissory notes outstanding:

	March 31, 2014	December 31, 2013
23% installment note, secured by equipment, due January 2014, signed personally by a related party	$ -	1,275
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	77,241	77,241

12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	5,000	5,000
14% installment note, secured by equipment, due June 2014, signed personally by related party	3,042	6,100

13.7% installment note, secured by property, due January 18, 2023	10,803	10,960
15% promissory note payable to individual, due on demand, in default	17,000	17,000
29.49% Dell business credit note for purchase of computer	3,539	3,800

Total notes payable, capital lease and convertible note payable	116,625	121,376
Less: current maturities	(105,822)	(110,416)
Notes payable and capital lease – Long-term	$10,803	$10,960

Maturities of notes payable and capital lease at March 31, 2014 are as follows:

Year ending March 31, ,
2015	$105,822
2016	-
2017 and Beyond	10,803
$116,625

2. Notes Payable and Capital Lease (Continued)

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013. The Company drew $5,000 against this line of credit as of March 31, 2014.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $77,214 against this line of credit as of March 31, 2014.

3. Related Party Transactions

At March 31, 2014 and December 31, 2013 notes payable - stockholder and notes payable – related parties consisted of the following:

	March 31 2014	December 31, 2013
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	$1,108,000	$1,108,000
Notes payable- stockholder	$1,108,000	$1,108,000

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$738,225	$764,841
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$788,225	$814,841

Notes payable – stockholders

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the Company and  matured on June 30, 2013.  At the time of execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock. This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,941 accrued interest was converted at $0.10 per share. The Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000. As of March 31, 2014, this note is currently in default, and the Company is working with the shareholder to extend the note.

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

As of March 31, 2014 and December 31, 2013, accrued interest outstanding on the loans was approximately $157,900 and $108,000, respectively.

Interest expense on the loans for the three months ended March 31, 2014 and 2013 was approximately $49,900 and

$22,800, respectively.

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

As of March 31, 2014 and December 31, 2013, accrued interest outstanding on the loan with Mr. Ruddy was approximately $64,400 and $49,600, respectively.

Interest expense on the loans for the three months ended March 31, 2014 and 2013 was approximately $14,900 and $14,400, respectively.

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of March 31, 2014.

As of March 31, 2014, no interest payments have been made on these notes. Default has been waived.

As of March 31, 2014 and December 31, 2013 accrued interest on the loan was approximately $21,800 and $20,300, respectively.

Interest expense on the loans for the three months ended March 31, 2014 and 2013 was approximately $1,500.

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

4. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at March 31, 2014.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of March 31, 2014 and December 31, 2013, there were 26,110,914 and 25,360,914 respectively shares of common stock issued and outstanding.

On January 16, 2014 the Company issued 750,000 shares of S-8 stock to a consultant valued at $28,500 involved with European project development

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

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of March 31, 2014:

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2014, the Company had approximately   8,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.

Based on these new circumstances, the Company has estimated a disposal cost of approximately $229,000 at March 31, 2014.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $59,100 compared to December 31, 2013.  This amount has been recorded as environmental remediation income in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at March 31, 2014) for remediation in the event the Company liquidates and the facility closes.     The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the Company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

6. Subsequent Events

On April 25, 2014 the Company entered into an agreement with the Green Giant Venture Fund to aid the Company in establishing and selling carbon credits for its waste-to-energy projects.  For their help in establishing and selling the credits, Green Giant Venture Fund was given 2.2 million shares of common stock in the Company, valued at $107,580.

F-0

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended March 31, 2014, compared with the operating results for the period ended March 31, 2013.

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

Discrete financial information is not presently maintained for our WTE business as it has generated limited revenues in the past 5 years.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

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

At March 31, 2014, the Company had approximately 8,300 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $229,000 at March 31, 2014.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $57,200 and net cash provided by operating activities of approximately $51,300 for the three months ended March 31, 2014, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $67.9 million at March 31, 2014  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the three months ended March 31, 2014, the Company did not receive any proceeds from related parties or shareholders, but does expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs until a significant investment into the company is recognized.

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

Results of Operations

Overview:

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013

Vista International Technologies Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013	2014 vs 2013	% Chg 2014 vs 2013

Revenues	$ 254,339	$ 191,334	$ 63,005	33%

Cost of revenue		197,977		211,309		13,332		-6%
	Environmental remediation income		(59,087)		(41,226)		(17,861)		43%
	Gross profit		115,449		21,251		94,918		443%

	Operating expenses:
	Depreciation and amortization		2,354		1,580		(774)		-49%
	Selling, general and administrative expenses		76,369		22,243		54,126		243%
	Total operating expenses		78,723		23,823		54,900		230%
	Profit (Loss) from operations		36,726		(2,573)		39,299		-1527%

	Other income (expense):
	Loss on settlement of liability		-		(173,305)		173,305		-100%
	Interest expense, net		(93,975)		(49,843)		(44,132)		89%
			(93,975)		(223,148)		129,173		-58%

	Loss before income taxes		(57,249)		(225,721)		168,472		-75%

	Income tax expenses		-		-

	Net loss		$ (57,249)		$ (225,721)		$ 168,472		-75%

Results of Operations for the Three Months Ended March 31, 2014 and 2013.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, revenue from sales of TDF (tire derived fuel) and other processed tire material, and revenue from the construction of the Company’s WTE project rose 33%, or roughly $63,000  as compared with the three months ended March 31, 2013.  The increase was due to strong sales of processed tire material along with significantly more WTE revenue than during the year ago period  The Company’s customer list in 2014  is roughly consistent with its customer list in 2013.

Two customers comprised approximately 35% and 20% of revenues for the three months ended March 31, 2014 and   47% and   11% of revenues for the three months ended March 31, 2013.

Cost of Revenue

Cost of revenue for our tire processing operations decreased by 6%, or approximately $13,300 from the year earlier period due mainly to decrease in costs associated with operation of the Huthins tire facility.  Management expects the cost of revenue to remain roughly constant at this level for the next few quarters.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2014, the Company had approximately            8,300  tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel (TDF) production line, starting production in February 2012 to allow the company to generate revenue from the off take of material from the site.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $229,000 at March 31, 2014, resulting in income of approximately $59,100 for the three months ended March 31, 2014, as compared to income of  approximately $41,200  in the comparable prior period, an increase of 43%.  Management believes that the cost of disposal will decrease in the future as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at March 31, 2014) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $155,200 as of March 31, 2014.  Accordingly, our assurance is sufficient as of March 31, 2014.

Operating Expenses

Operating expenses increased by approximately $54,900, or 230% for the three months ended March 31, 2014 as compared to the year ago period.  The increase was due almost exclusively to the issuance of shares in lieu of payment for consulting services related to European project development.

Interest Expense

Interest expense increased roughly 89%, or $44,100 in the three months ended March 31, 2014.  This increase was mainly due to the higher default interest rate on the note due to a shareholder.

Loss on settlement of  Liability

The Company recorded a charge in the first quarter of 2013 for a loss due to settlement of a liability for $173,305.  The loss resulted from a difference in share price between the time of the execution of an interest conversion agreement and the approval of that agreement by the board of directors.   There was no similar event during the quarter ended March 31, 2014.

Liquidity and Capital Resources

The Company had a cash balance of approximately $27,200 as of March 31, 2014.  Our cash balance increased approximately $20,000 as compared to December 31, 2013, due primarily to significant shipments of processed tire material in Q1 2014.

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

As of March 31, 2014, we had a working capital deficiency of approximately $4.7 million, which includes notes payable to a stockholder of roughly $1.1 million (notes currently in default), notes payable to related parties of approximately $788,200, a liability of approximately $229,000 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $500,000.

During the three months ended March 31, 2014, the Company did not receive any proceeds from related parties or shareholders to help with working capital.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2014, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of March 31 2014, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company is obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest are due through December 2013.  A final payment of approximately $5,200 will be due December 2013.  The Company has accrued this settlement. During the second quarter of 2013, the Company renegotiated the settlement to allow for a single lump sum payment of $26,500 as a final payment to settle the matter.  Through June 30, 2013, $71,844 had been paid toward the settlement, and the Company recorded a gain on settlement of liability of $32,856 in the second quarter of 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2014, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of March 31, 2014.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: May 20, 2014	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer

Date: May 20, 2014	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer