Form 10-Q
period 2014-06-30
Vista International Technologies Inc
filed 2014-08-14
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2014; or

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

As of August 14, 2014 Vista International Technologies, Inc. had outstanding 29,030,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets
	June 30,2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$ 15,566	$ 7,248
Accounts receivable, net	17,256	34,852
Total current assets	32,822	42,100

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	395,629	451,207
Deferred expenses	152,655	62,380
Intangibles, net	17,927	19,895
Total assets	$ 770,929	$ 747,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,742,347	$ 1,788,603
Accrued compensation and payroll liabilities	501,251	503,695
Accrued interest	239,162	135,381
Accrued interest-related parties	102,389	69,904
Notes payables - related parties	786,225	814,841
Notes payable - stockholder	1,108,000	1,108,000
Notes payable and capital leases, current portion	102,536	110,417
Deferred revenue	245,100	154,500
Total current liabilities	4,827,010	4,685,341

Other long-term liabilities		-
Notes payable and capital leases, less current portion	19,121	10,960
Total liabilities	4,846,131	4,696,301

Commitments and contingencies		-
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31,2013		-
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,530,914 and 25,360,914 shares issued outstanding at June 30, 2014 and December 31,2013, respectively	28,531	25,361
Additional paid-in capital	64,005,509	63,867,648
Common stock to be issued	5,000	5,000
Accumulated deficit	(68,114,242)	(67,846,832)
Total stockholder's deficit	(4,075,202)	(3,948,823)
Total liabilities and stockholders' deficit	$ 770,929	$ 747,478
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$ 175,623	$ 235,261	429,962	$ 426,594

Cost of revenue	142,848	192,767	340,824	378,795

Environmental remediation expenses	-14,327	-22,132	-73,414	-63,358

Gross (loss) profit	47,101	64,626	162,551	111,158

Operating expenses:
Depreciation and amortization	2,354	1,589	4,709	3,169
Selling, general and administrative expenses	179,523	298,229	255,891	345,753
Total operating expenses	181,877	299,818	260,600	348,922

Loss from operations	-134,776	-235,192	-98,048	-237,764

Other income (expense):
Interest expense, net	-75,385	-50,600	-169,362	-100,443
Gain (Loss) on Settlement of Liability	0	44,235	0	-129,070
	-75,385	-6,365	-169,362	-229,513

Loss before income taxes	-210,161	-241,557	-267,410	-467,277

Income tax expenses

Net loss	($210,161)	($241,557)	($267,410)	($467,277)

Net loss per share, basic and diluted	($0.01)	($0.01)	($0.01)	($0.03)

Weighted average common shares outstanding	27,793,551	20,248,184	26,890,583	14,159,671

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	($267,410)	($467,277)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	57,546	53,680
Operating expenses incurred by noteholder	8,319	46,826
Common stock issued for Services provided	136,080	265,000
Loss on settlement of liability	-	129,071
Environmental remediation income	-73,413	-63,358
Changes in operating assets and liabilities:
Accounts receivable, net	17,596	11,988
Prepaid expenses	-	1,499
Deferred Expenses	-90,275
Deferred Revenue	90,600	166,000
Accounts payable and accrued expenses	160,979	10,816
Net cash provided by operating activities	40,022	154,244

Cash flows from investing activities:
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Repayment of notes payable and capital lease	-8,039	-27,593
Proceeds from issuance of Common Stock	4,950	-
Proceeds from notes payable and capital lease	-	9,661
(Repayment of) proceeds from related party notes	-28,615	1,610
Net cash used in financing activities	-31,704	-16,322

Net increase in cash and cash equivalents	8,318	137,922

Cash and cash equivalents at beginning of period	7,248	16,040

Cash and cash equivalents at end of period	$ 15,566	$ 153,963

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

Non-cash investing and financing activities
Issuance of common stock in exchange for settlement of accrued interest on notes payable - related Party	$ -	$ 137,149
Issuance of common stock in exchange for settlement of accrued interest on notes payable - stockholder	$ -	$ 222,941
Issuance of common stock in exchange for settlement of accrued interest	$ -	$ 11,590
Issuance of common stock in exchange for settlement of notes payable – related party and accrued interest	$ -	$ 57,500
Accrued liabilities paid by note holder – related party on behalf of Company	$ -	$ 2,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014and 2013

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2014are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas, and

●	Renewable energy and WTE projects utilizing the Company’s ThermalGasifier™ technology and corporate administration at the Company’s offices in Commerce City, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has not yet generated any revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

Going Concern and Management’s Plan

The Company reported a net loss of approximately $267,400 and net cash provided by operating activities of $40,022 for the six months ended June 30, 2014, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $68.1 million at June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the six months ended June 30, 2014 the Company did not receive any loans or  proceeds from related parties or shareholders, but it is  expected that the Company will have to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the Hutchins, Texas tire processing and storage facility.

●      Development of project based opportunities

        Attracting strategic investmen

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014and 2013

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

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities but does not have a final agreement in place  at the present time.

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

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For the ended June 30, 2014, the company recorded $90,600 in deferred revenue and $90,275 in deferred expenses for this project.

Concentration of Credit Risk

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014 and 2013

(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Our two largest customers comprised approximately 32% and 18% of revenues for the six months ended June 30, 2014, and 26% and 16% of revenues for the three months ended June 30, 2014. Our two largest customers comprised approximately 35% and 17% of revenues for the six months ended June 30, 2013, and 37% and 11% of revenues for the three months ended June 30, 2013.

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

 Reclassifications

Certain reclassifications to the 2013statements of operations and cash flows have been made in order to conform it to the 2014presentation.

2. Notes Payable and Capital Lease

At June 30, 2014 and December 31, 2013, the Company had the following promissory notes outstanding:

	June 30, 2014	December 31, 2013
23% installment note, secured by equipment, due January 2014, signed personally by a related party	$ -	1,275
1212% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	77,241	77,241

1212% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	5,000	5,000
1414% installment note, secured by equipment, due June 2014, signed personally by related party	-	6,100

1313.7% installment note, secured by property, due January 18, 2023	19,121	10,960
1515% promissory note payable to individual, due on demand, in default	17,000	17,000
291.99% Dell business credit note for purchase of computer	3,295	3,800

ToTotal notes payable, capital lease and convertible note payable	121,657	121,376
LeLess: current maturities	(102,536)	(110,416)
Notes payable and capital lease – Long-term	$19,121	$10,960

Maturities of notes payable and capital lease at June 30, 2014 are as follows:

Year ending June 30 ,
2015	$102,536
2016 and Beyond	19,121
$121,657

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014 and 2013

 (unaudited)

2. Notes Payable and Capital Lease (Continued)

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $5,000 against the line of credit as of June 30, 2014.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $77,241 against this line of credit as of June 30, 2014.

3. Related Party Transactions

At June 30, 2014 and December 31, 2013 notes payable - stockholder and notes payable – related parties consisted of the following:

	June 30 2014	December 31, 2013
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	$1,108,000	$1,108,000
Notes payable- stockholder	$1,108,000	$1,108,000

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company ’ s assets, security interest is subordinated to the loans extended by Mr. Strain	$736,225	$764,841
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
1 2% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company ’ s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$786,225	$814,841

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014 and 2013

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

On June 29, 2013 accrued interest of $16,620 due to the shareholder on the consolidated note he has extended to the Company was converted to stock. The Company issued 154,538 shares of common stock to the shareholder in exchange for conversion of the accrued interest. The Company recorded gain of $5,030 on conversion of this accrued interest.

All other debt of the Company is substantially subordinated to Mr. Strain.

As of June 30, 2014and December 31, 2013, accrued interest outstanding on the note was approximately $207,800 and $108,000, respectively.

Interest expense on the loans for the three and six months ended June 30, 2014 was approximately $49,900 and $99,700, respectivelyInterest expense on the loans for the three and six months ended June 30, 2013 was approximately $24,900 and $47,700, respectively.  .

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

(b) conversion of outstanding amount without accrual of interest into the Company ’ s common stock based on the quoted market price of the stock at the dates loans were made; or

(c) any combination of cash and stock as described in (a) and (b).

In December 2010, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of the Company ’ s required financial assurance to the Texas Commission of Environmental Quality ( “ TCEQ ” ).  This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000. This unsecured loan was paid off by Mr. Ruddy in May of 2012.

Effective March 1, 2013, Mr. Ruddy converted all outstanding interest on the loan to the common stock of the company at a rate equal to the average closing price of the company ’ s common stock over the ten days prior to the signing of the agreement .  The conversion resulted in the issuance of 3,054,541 shares to Mr. Ruddy

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014 and 2013

 (unaudited)

3. Related Party Transactions (Continued)

Accrued interest of $137,149 was converted @$0.0449 per share as per conversion agreement with Mr. Ruddy.  However the market rate was $0.10 at the time of the board meeting approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

 As of June 30, 2014 and December 31, 2013, accrued interest outstanding on the loan with Mr Ruddy was approximately $79,100 and $49,600, respectively.

.  Interest expense on the loans for the three and six months ended June 30, 2014 was approximately $14,700 and $29,500. Respectively.  Interest expense on the loans for the three and six months ended June 30, 2013 was approximately $14,700 and $29,100, respectively.

.

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of June 30, 2014.

As of June 30, 2014, no interest payments have been made on these notes. Default has been waived.

As of June 30, 2014and December 31, 2013, accrued interest outstanding on the loans was approximately $23,300 and $20,300, respectively.

Interest expense on the loans for the three and six months ended June 30, 2013 was approximately $1,500 and $2,900.

Interest expense on the loans for the three and six months ended June 30, 2014 was approximately $1,500 and $3,000.

Settlement Payments

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company was obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest were due through December 2013.  During the second quarter of 2013, the company renegotiated the settlement to allow for a single lump sum payment of $26,500 as a final payment to settle the matter.  Through June 30, 2013, $71,844 has been paid toward the settlement, with no additional payments due. The Company has recorded gain on settlement of liability of $32,856 in the second quarter of 2013.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014 and 2013

 (unaudited)

4. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at June 30, 2014.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of June 30, 2014 and December 31, 2013, there were 28,530,914 and 25,360,914 respectively shares of common stock issued and outstanding.

On January 16, 2014 the Company issued 750,000 shares of S-8 stock to a consultant valued at $28,500 involved with European project development.

On April 25, 2014 the Company issued 2,200,000 shares in conjunction with an agreement to develop carbon credit assets for the company.  The shares were valued at $107,580.

On June 5, 2014 the Company issued 220,000 shares of restricted stock to an investor.  The company received proceeds of $4,950 in the transaction.

Reverse Stock Split

On September 27, 2012, the company ’ s Board of Directors approved a 1:10 reverse split of the Company ’ s common shares.  The split was declared effective November 21, 2012. All references in the accompanying unaudited condensed consolidated financial statement and notes thereto have been retroactively adjusted to reflect the stock split.

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

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of June 30, 2014:

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2014 and 2013

 (unaudited)

5. Commitments and Contingencies (Continued)

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2014, the Company had approximately 7,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $214,700 at June 30, 2014.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $73,400compared to December 31, 2013.  This amount has been recorded as environmental remediation income in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at June 30, 2014) for remediation in the event the Company liquidates and the facility closes.   The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

6. Subsequent Events

On July 17, 2014, the Company entered into an agreement with Green Giant Ventures regarding the completion of carbon credit documentation and marketing.  The Company issued 500,000 shares of S-8 common stock in conjunction with this agreement.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended June 30,2014, compared with the operating results for the period ended June 302013.

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

Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels.  We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “ waste ” and destined for disposal.  The recovery of energy from waste using our Thermal Gasifier™ is expected to divert large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.  In addition to processing waste into clean energy, our technology has the capability to convert biomass into energy using various plant based materials

Environmental Liability

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.

At June 30, 2014, the Company had approximately 7,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $214,700 at June 30, 2014.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $267,400 and net cash provided by operating activities of $40,022 for the six months ended June 30, 2014, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $68.1 million at June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the six months ended June 30, 2014, the Company did not receive any proceeds from related parties or shareholders, but does expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs until a significant investment into the company is recognized.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the Hutchins, Texas tire processing and storage facility, including the operation of a tire derived fuel (“TDF”) production facility.

●

Development of project based opportunities, and

●

Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to include TDF to increase revenue and cash flow.  In February 2012, the Company began operation of the shredding equipment for its TDF production line.  This segment is currently operating with positive cash flow.

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

Summary

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above, but has not completed this funding as of yet

Future funding may be through an equity investment, debt or convertible debt. Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach full profitability. There can be no assurance that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available.  Continued negative cash flow and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, and may result in the Company reducing the scope of its planned operations, scale back or discontinue its technology and project development programs, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies or products or to discontinue its operations entirely

_

Results of Operations

Overview:

The following table summarizes our results of operations for the Three and Six months ended June 30, 2014 and 2013.

Vista International Technologies, Inc
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(unaudited)
	Three Months Ended		Increase(Decrease)		Six Months Ended		Increase(Decrease)
	30-Jun-14	30-Jun-13	$ Change	%Change	30-Jun-14	30-Jun-13	$ Chg	%Chg

Revenues	$ 175,623	$ 235,261	($59,638)	-25.30%	$ 429,962	$ 426,594	$ 3,367	0.80%

Cost of revenue	142,848	192,767	-49,919	-25.90%	340,824	378,795	-37,971	-10.00%

Environmental remediation expenses	-14,327	-22,132	7,806	-35.30%	-73,414	-63,358	-10,055	15.90%

Gross (loss) profit	47,101	64,626	-17,525	-27.10%	162,551	111,158	51,394	46.20%

Operating expenses:
Depreciation	2,354	1,589	765	48.10%	4,709	$ 3,169	1,540	48.60%
Selling, general and administrative expenses	179,523	298,229	-118,706	-39.80%	255,891	$ 345,753	-89,862	-26.00%
Total operating expenses	181,877	299,818	-117,941	-39.30%	260,600	$ 348,922	-88,322	-25.30%

Loss from operations	-134,776	-235,192	100,416	-42.70%	-98,048	-237,764	\ 139,716	-58.80%

Other income (expense):
Interest expense, net	-75,385	-50,600	-24,785	49.00%	-169,362	-105,443	-63,920	60.60%
Gain on Settlement of Liability	-	44,235				($124,070)
Other expense	-	-			-	-

Loss before income taxes	-210,161	-241,557	31,396	-13.00%	-267,410	-467,277	199,867	-42.80%

Income tax expenses	-	-			-	-

Net loss	($210,161)	($241,557)	$ 31,396	-13.00%	($267,410)	($467,277)	$ 199,867	-42.80%

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Results of Operations for the Three Months Ended June 30, 2014 and 2013.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, revenue from sales of TDF(tire derived fuel), and from gasification project revenue, declined 25%, or approximately $59,600 as compared with the three months ended June 30, 2013.  The majority of the decreasewas due to the recognition of significant gasification revenue in 2013 from large vended equipment purchases. The company also shipped less processed tire material in the second quarter of 2014, as one of its major customers had some unexpected downtime. The Company’s customer list for its tire operations in 2014 is consistent with its customer list in 2013.

Our two largest customers comprised approximately and 26% and 16% of revenues for the three months ended June 30, 2014 and 37% and 11% of revenues for the three months ended June 30, 2013

Cost of Revenue

Cost of revenue for the three months ended June 30, 2014declined 26%, or roughly $50,000, which was  roughly in line with the decrease in revenue. The company’s tire operations saw slightly improved margins in the current period, while gasification segment performance saw costs of revenue similar to previous quarters on a percentage basis.  Management expects the cost of revenue to remain roughly consistent for tire processing operations, and to rise and fall with the level of gasification project activity in the gasification segment.

.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2014, the Company had approximately 7,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site  Based on these new circumstances, the Company has estimated a disposal cost of approximately $214,700 at June 30, 2013, resulting in income of $14,300 for the three months ended June 30, 2014as compared to incomeof  approximately $22,100 in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

 The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2014) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $153,900 as of June 30, 2014.  Accordingly, our assurance covers our liabilities according to the TCEQ regulations.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $118,700 for the three months ended June 30, 2014 as compared to the year ago period.  The decrease was due primarily to the presence of  a $265,000 expense in 2013 for consulting services related to the company’s listing in Europe and project development in the region. The company did have a smaller one-time charge in 2014 related to carbon credit development of approximately $108,000.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the Company to begin expanding the business.

Interest Expense

Interest expense increasedapproximately $24,800 in the three months ended June 30, 2014 versus the year ago period.  Reduced interest expense on equipment finance agreements was more than offset by default interest accrued on a note owed to the company’s largest shareholder.

Gain on Settlement of Liability

The company recorded a gain of approximately $44,200 in the period ended June 30, 2013, due to a number of negotiated settlements with existing creditors.  There was no comparable event in the corresponding period of 2014.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Revenue

Revenue, which consists of tipping fees received for acceptance of whole passenger and truck tires, revenue from the sale of tire derived fuel(TDF), and gasification project revenue, increased by 1%, or approximately $3,400 during the six months ended June 30, 2014as compared to the six months ended June 30, 2014. Weaker revenue in the second quarter of 2014 in both segments was offset by strong 1st quarter revenue.  Revenue in the first six months of 2013 was more consistent, in particular with the Company’s tire business.

Our two largest customers comprised approximately 32% and 18% of revenues for the six months ended June 30, 2014.  Our two largest customers comprised approximately 35% and 17% of revenues for the six months ended June 30, 2013.

Cost of Revenue

Cost of revenue for the six months ended June 30,2014 declined roughly 10%  year over year, as management continued to reap the benefits of cost cutting measures enacted over the past two years. Going forward, management expects cost of revenue for the tire segment to remain roughly constant, and to rise and fall with the level of gasification project activity in the gasification segment.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At June 30, 2014, the Company had approximately 7,700 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was now required to pay transportation and disposal costs in order to reduce its tire shred inventory.   Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site    Based on these new circumstances, the Company has estimated a disposal cost of approximately $214,700 at June 30, 2014, resulting in income of $73,400 for the most recent six month period, as compared to income of approximately $63,400  in the comparable prior period. Management believes that the cost of disposal will decrease as tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2014) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $153,900 as of June 30, 2014.  Accordingly, our assurance is adequate according to the TCEQ site remediation calculation formula.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $89,900 in the six months ended June 30, 2014. This was due to the presence ofa $265,000 expense for consulting services related to the Company’s listing in Europe and its project development efforts there in the first half of 2013, which was partially offset by a  $108,000 charge for carbon credit development in 2014.  Excluding these charges, selling general and administrative costs continued to decrease due to reduction in overhead costs at the corporate level. Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the company to begin expanding the business.

Interest Expense

Interest expense increased approximately $69,300  in the period ended June 30, 2014versus the year ago period due to default interest being accrued on a note due to the Company’s largest shareholder, which was partially offsest by reduced interest payments on financed equipment at the Hutchins tire facility.

Losson Settlement of Liability

During the six months ended June 30, 2013, the company recorded a lossof approximately $129,000.  A loss of $173,305 resulting from a difference in share price between the time of the execution of an interest conversion agreement and the approval of that agreement by the board of directors, was partially offset by gains arising from negotiated settlement with a number of the company’s creditors. There were no comparable events in 2014.

Liquidity and Capital Resources

The Company had a cash balance of approximately $15,600 as of June 30, 2014.  Our cash balance increased approximately $8,300as compared to December 31, 2013due primarily to strong processed tire sales in the first quarter of 2014.

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

As of June 30, 2014, we had a working capital deficiency of approximately $4.7 million, which includes notes payable to a stockholder of approximately $1.1million (notes currently in default), notes payable to related parties of approximately $786,200, a liability of approximately $214,700 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $482,000.

During the six months ended June 30, 2014, the Company did not receive any proceeds from related parties or shareholders to help with working capital.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2014, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-Kfor the fiscal year ended December 31, 2013. As of June 30, 2014, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was named in a suit in the Colorado District Court for the 18th District (Arapahoe County) by a former employee alleging that the Company did not meet its obligation to issue shares to the employee.  On July 12, 2011 the Court granted a motion to enforce a settlement dated September 16, 2010. In accordance with the terms of a court order, the Company was obligated to make payments totaling approximately $104,700, including 6% interest, to a former employee.  An initial payment of $15,455 was made in July 2011 and monthly payments of $3,000, including interest were due through December 2013.  During the second quarter of 2013, the company renegotiated the settlement to allow for a single lump sum payment of $26,500 as a final payment to settle the matter.  Through June 30, 2013 $71,844 has been paid towards the settlement and the company recorded a gain on settlement of liability of $32,856 in the second quarter of 2013.

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2014, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of June 30, 2014.

On June 5, 2014 the company issued 220,000 restricted common stock to an investor.  The Company received proceeds of $4,950.

The above sales were exempt from registration under section 4(2) of the Securities Act of 1933.  We did not use any underwriter or placement agent in these transactions and did not pay anyone commission or other compensation in connection with these issuances.  These issuances were made directly by use to persons with whom our management had direct contact and a pre-existing relationship.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

Not Applicable.

Item 15. Exhibits and Financial Statement Schedules

2.1 Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. andBrown-Lewisville Railroad Family First Limited Partnership Δ

3(i).1 Certificate of Incorporation*

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

32.1 Certification of Interim Chief Executive Officerpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: August 14, 2014	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

Date: August 14, 2014	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer