Form 10-Q
period 2014-09-30
Vista International Technologies Inc
filed 2014-11-14
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2014; or

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

As of  November 14, 2014, Vista International Technologies, Inc. had outstanding 29,030,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$ 9,393	$ 7,248
Accounts receivable, net	41,232	34,852
Total current assets	50,625	42,100

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	367,865	451,207
Deferred expenses	133,646	62,380
Intangibles, net	16,943	19,895
Total assets	$ 740,975	$ 747,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,692,881	$ 1,788,603
Accrued compensation and payroll liabilities	504,503	503,695
Accrued interest	291,052	135,381
Accrued interest-related parties	118,722	69,904
Notes payables - related parties	786,225	814,841
Notes payable - stockholder	1,108,000	1,108,000
Notes payable and capital leases, current portion	102,186	110,417
Deferred revenue	199,300	154,500
Total current liabilities	4,802,869	4,685,341

Other long-term liabilities		-
Notes payable and capital leases, less current portion	18,877	10,960
Total liabilities	4,821,746	4,696,301

Commitments and contingencies		-
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31,2013	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,030,914 and 25,360,914 shares issued outstanding at September 30, 2014 and December 31,2013, respectively	29,031	25,361
Additional paid-in capital	64,020,059	63,867,648
Common stock to be issued	5,000	5,000
Accumulated deficit	(68,134,861)	(67,846,832)
Total stockholder's deficit	(4,080,771)	(3,948,823)
Total liabilities and stockholders' deficit	$ 740,975	$ 747,478
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$ 231,168	$ 171,712	$ 661,130	$ 598,306

Cost of revenue	153,848	188,255	494,672	617,562

Environmental remediation (income) expenses	(24,361)	38,705	(97,775)	(24,653)

Gross profit (loss)	101,681	(55,249)	264,232	5,397

Operating expenses:
Depreciation and amortization	2,354	1,986	7,063	5,155
Selling, general and administrative expenses	45,465	73,746	301,357	368,987
Total operating expenses	47,820	100,738	308,419	374,142

Gain (Loss) from operations	53,861	(130,981)	(44,187)	(368,745)

Other income (expense):
Interest expense, net	(74,480)	(53,043)	(243,843)	(153,486)
Gain (Loss) on Settlement of Liability		-	-	(129,070)
Other Income	-	-	-
Other expense	-	-	-	-
	(74,480)	(53,043)	(243,843)	(282,556)

Loss before income taxes	(20,619)	(184,024)	(288,029)	(651,302)

Income tax expenses

Net loss	$ (20,619)	$ (184,024)	$ (288,029)	$ (651,302)

Net loss per share, basic and diluted	$ -	$ (0.01)	$ (0.01)	$ (0.04)

Weighted average common shares outstanding	28,943,957	22,792,436	27,582,563	17,068,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$ (288,029)	$ (651,302)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	86,294	80,673
Operating expenses incurred by noteholder	8,319	54,326
Common stock issued for services provided	151,130	291,000
Loss on settlement of liability	-	129,070
Environmental remediation income	(97,775)	(24,653)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,380)	22,226
Prepaid expenses	-	1,499
Deferred expenses	(71,266)
Deferred revenue	44,800	208,000
Accounts payable and accrued expenses	207,350	36,194
Net cash provided by operating activities	34,443	147,032

Cash flows from investing activities:
Purchase of fixed assets for cash		(44,901)
Net cash used in investing activities	-	(44,901)

Cash flows from financing activities:
Repayments of notes payable and capital lease	(8,632)	(51,486)
Proceeds from issuance of common stock	4,950	-
Proceeds from notes payable and capital lease	-	9,661
(Repayments) proceeds from related party notes	(28,616)	1,610
Net cash used in financing activities	(32,298)	(40,215)

Net increase in cash and cash equivalents	2,145	61,917

Cash and cash equivalents at beginning of period	7,248	16,040

Cash and cash equivalents at end of period	$ 9,393	$ 77,957

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

Non-cash investing and financing activities
Issuance of common stock in exchange for settlement of accrued interest on notes payable - related Party	$ -	$ 137,149
Issuance of common stock in exchange for settlement of accrued interest on notes payable - stockholder	$ -	$ 222,941
Issuance of common stock in exchange for settlement of accrued interest	$ -	$ 11,590
Issuance of common stock in exchange for settlement of notes payable – related party and accrued interest	$ -	$ 57,500
Accrued liabilities paid by note holder – related party on behalf of Company	$ -	$ 2,500
Fixed assets purchased funded by notes payable	$ -	$ 2,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2013. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

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

Going Concern and Management’s Plan

The Company reported a net loss of approximately $288,000 and net cash provided by operating activities of $34,443 for the nine months ended September 30, 2014, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $68.1 million at September 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the nine months ended September 30, 2014, the Company did not receive any loans from related parties or shareholders to help with working capital.  However, we expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the immediate future.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

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

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended Septmeber 30, 2014 and 2013

(unaudited)

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For period the ended September 30, 2014, the company recorded $44,800 in deferred revenue and $71,266 in deferred expenses for this project.

Concentration of Credit Risk

Our two largest customers comprised approximately 29.5% and 17.7% of revenues for the nine months ended September 30, 2014, and 25.1% and 16.3% of revenues for the three months ended September 30, 2014. Our two largest customers comprised approximately 25.4% and 25.1% of revenues for the nine months ended September 30, 2013, and 46% and 12% of revenues for the three months ended September 30, 2013.

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

 Reclassifications

Certain reclassifications to the 2013 statements of operations and cash flows have been made in order to conform it to the 2014 presentation.

 2. Property and Equipment

Following is a summary of property and equipment at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Machinery and equipment	$807,033	$807,033
Buildings	95,578	95,578
Vehicles	18,985	18,985
Land	51,085	51,085
Furniture, fixtures and equipment	62,322	62,322
Land Improvements	232,269	232,269
Totals	1,267,272	1,267,272
Less: accumulated depreciation	(899,407)	(816,065)
Property and equipment, net	$367,865	$451,207

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended Septmeber 30, 2014 and 2013

(unaudited)

The Company had depreciation expense for the nine months ended September 30, 2014 and 2013 of  $83,342 and $77,720, respectively.  The Company had depreciation expenses for the three months ended September 30, 2014 and 2013 of $27,764 and $26,009, respectively.

3. Intangible Assets

The Company owns one U.S. patent and one European patent and has two pending U.S. patent applications and one pending European patent application which cover its Thermal Gasifier ™ technology.  These patents and patent applications are for utility patents directed to devices and methods of uses. The US patent expires on August 21, 2018.  The European patent was granted January 5, 2011 expires in August 2019.

At September 30, 2014 and December 31, 2013 intangible assets are as follows:

	September 30, 2014	December 31, 2013
Patents	$63,720	$63,720
Less accumulated amortization	(46,777)	(43,825)
Intangible assets, net	$16,943	$19,895

The Company had amortization expense for the nine months ended September 30, 2014 and 2013 of $2,952,and 2,952 respectively.  The Company had amortization expenses for the three months ended September 30, 2014 and 2013 of $984 and $984, respectively

Estimated future amortization expense as of September 30, 2014:

Years Ended September 30, 2014	Amount
2015	3,935
2016	3,935
2017	3,935
2018	3,935
There after	1,203
Total	$16,943

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

(unaudited)

4. Notes Payable and Capital Lease

At September 30, 2014 and December 31, 2013, the Company had the following promissory notes outstanding:

	September 30, 2014	December 31, 2013
23% installment note, secured by equipment, due January 2014, signed personally by a	$ -	$ 1,275
related party
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	77,241	77,241

12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	5,000	5,000
14% installment note, secured by equipment, due June 2014, signed personally by related party	-	6,100

13.7% installment note, secured by property, due January 18, 2023	18,877	10,960
15% promissory note payable to individual, due on demand, in default	17,000	17,000
1.99% Dell business credit note for purchase of computer	2,945	3,800

Total notes payable, capital lease and convertible note payable	121,063	121,376
Less: current maturities	(102,186)	(110,416
Notes payable and capital lease – Long-term	$ 18,877	$ 10,960

Maturities of notes payable and capital lease at September 30, 2014 are as follows:

Year ending September 30 ,
2015	$102,186
2016 and Beyond	18,877

$121,063

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $5,000 against the line of credit as of September 30, 2014.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The company drew $77,241 against this line of credit as of September 30, 2014.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended Septmeber 30, 2014 and 2013

(unaudited)

5. Related Party Transactions

At September 30, 2014 and December 31, 2013 notes payable - stockholder and notes payable – related parties consisted of the following:

	September 30, 2014	December 31, 2013
9 % Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	$ 1,108,000	$ 1,108,000
Notes payable- stockholder	1,108,000	1,108,000

8%promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company ’ s assets, security interest is subordinated to the loans extended by Mr. Strain	736,225	764,841
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company ’ s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$ 786,225	$ 814,841

Notes payable – stockholder

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the company and matured on June 30, 2013.  Coincident with the execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock.   This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,940 accrued interest was converted at $0.10 per share.   The Company recorded gain of $3,930 on consolidation into one single note of $1,108,000. As of September 30, 2014, this note is currently in default, and the Company is working with the shareholder to extend the note.

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

As of September 30, 2014 and December 31, 2013, accrued interest outstanding on the note was approximately $257,600 and $108,000, respectively.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

 (unaudited)

5. Related Party Transactions (Continued)

Interest expense on the loans for the three and nine months ended September 30, 2014 was approximately $49,900 and $149,000, respectively.  Interest expense on the loans for the three and nine months ended September 30, 2013 was approximately $24,900 and $72,600, respectively.

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

  As of September 30, 2014 and December 31, 2013, accrued interest outstanding on the loan with Mr. Ruddy was approximately $93,900 and $49,600, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2014 was approximately $14,800 and $44,400, respectively.  Interest expense on the loans for the three and nine months ended September 30, 2013 was approximately $14,900 and $44,000 respectively.

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

 (unaudited)

5. Related Party Transactions (Continued)

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of September 30, 2014.

As of September 30, 2014, no interest payments have been made on these notes. Default has been waived.

As of September 30, 2014 and December 31, 2013, accrued interest outstanding on the loans was approximately $24,700 and $20,300, respectively.

Interest expense on the loans for the three and nine months ended September 30, 2014 was approximately $1,500 and $4,400.

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

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

 (unaudited)

6. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at September 30, 2014.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of September 30, 2014 and December 31, 2013, there were 29,030,914 and 25,360,914 respectively shares of common stock issued and outstanding.

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

On July 17, 2014 the Company issued 500,000 shares in conjunction with an agreement to complete development of carbon credit assets for the company.  The shares were valued at $15,050.

Reverse Stock Split

On September 27, 2012, the Company ’ s Board of Directors approved a 1:10 reverse split of the Company’s common shares.  The split was declared effective November 21, 2012. All references in the accompanying unaudited condensed consolidated financial statement and notes thereto have been retroactively adjusted to reflect the stock split.

7. Commitments and Contingencies

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

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2014 and 2013

 (unaudited)

7. Commitments and Contingencies (Continued)

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of September 30, 2014:

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2014, the Company had approximately 6,650 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012. Based on these new circumstances, the Company has estimated a disposal cost of approximately $190,300 at September 30, 2014.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects a decrease of approximately $97,800 compared to December 31, 2013.  This amount has been recorded as environmental remediation income in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at September 30, 2014) for remediation in the event the Company liquidates and the facility closes.   The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

8. Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended September 30, 2014, compared with the operating results for the period ended September 30 2013.

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

Our mission is to provide a clean, dependable, cost-competitive alternative energy to fossil fuels.  We plan to develop projects with government, community, industry and financial partners to recover the available carbon based energy from materials previously considered “ waste ” and destined for disposal.  The recovery of energy from waste using our Thermal Gasifier ™ is expected to divert large volumes of material from landfills and other disposal sites, while providing clean alternative energy and reducing greenhouse gas emissions.  In addition to processing waste into clean energy, our technology has the capability to convert biomass into energy using various plant based materials

Environmental Liability

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.

At September 30, 2014, the Company had approximately 6,650 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $190,300 at September 30, 2014.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $288,000 and net cash provided by operating activities of $34,443 for the nine months ended September 30, 2014, has a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $68.1 million at September 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the nine months ended September 30, 2014, the Company did not receive any proceeds from related parties or shareholders, but does expect that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs until a significant investment into the company is recognized.

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

Results of Operations

Overview:

The following table summarizes our results of operations for the Three and Nine months ended September 30, 2014 and 2013.

Vista International Technologies, Inc
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(unaudited)
	Three Months Ended		Increase(Decrease)		Nine Months Ended		Increase(Decrease)
	30-Sep-14	30-Sep-13	$ Chg	%Chg	30-Sep-14	30-Sep-13	$ Chg	%Chg

Revenues	$231,168	$171,712	$59,456	34.60%	$661,130	$598,306	$62,824	10.50%

Cost of revenue	153,848	188,255	-34,407	-18.30%	494,672	617,562	-122,890	-19.90%

Environmental remediation expenses	-24,361	38,705	-63,066	-162.90%	-97,775	-24,653	-73,122	296.60%

Gross (loss) profit	101,681	-55,248	$156,929	-284.00%	264,232	5,397	258,835	4795.90%

Operating expenses:
Depreciation	2,354	1,986	368	19%	7,063	5,155	1,908	37.00%
Selling, general and administrative expenses	45,465	73,746	-28,281	-38.30%	301,357	368,987	-67,630	-18.30%
Total operating expenses	47,820	100,738	-52,918	-52.50%	308,419	374,142	-65,723	-17.60%

Gain (Loss) from operations	53,861	-130,981	184,842	-141.10%	-44,187	-368,745	324,558	-88.00%

Other income (expense):
Interest expense, net	-74,480	-53,043	-21,437	40.40%	-243,843	-153,486	-90,357	58.90%
Gain on Settlement of Liability	-	-				-129,070
Other Income	-	-	-			-	-	-
Other expense	-	-				-	-

Loss before income taxes	-20,619	-184,024	163,405	-88.80%	-288,029	-651,302	363,273	-55.80%

Income tax expenses	-	-			-	-

Net loss	($20,619)	($184,024)	$163,405	-88.80%	($288,029)	($651,302)	$363,273	-55.80%

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Results of Operations for the Three Months Ended September 30, 2014 and 2013.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, revenue from sales of TDF (tire derived fuel), and from gasification project revenue, increased 35%, or approximately $59,500 as compared with the three months ended September 30, 2013.  The increase was due to increased sales of processed tire material, as well as more incoming tonnage in 2014. The Company’s customer list for its tire operations in 2014 is consistent with its customer list in 2013.

Our two largest customers comprised approximately 25.1% and 16.3% of revenues for the three months ended September 30, 2014. Our two largest customers comprised approximately 46% and 12% of revenues for the three months ended September 30, 2013.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2014 declined 18%, or roughly $34,400. The company’s tire operations saw significantly improved margins in the third quarter of 2014, while gasification segment performance saw costs of revenue similar to previous quarters on a percentage basis.  Management expects the cost of revenue to remain roughly consistent for tire processing operations going forward, and to rise and fall with the level of gasification project activity in the gasification segment.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2014, the Company had approximately 6,650 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel (TDF) production line, starting production in February 2012 to allow the Company to generate revenue from the offtake of material from the site  Based on these new circumstances, the Company has estimated a disposal cost of approximately $190,300 at September 30, 2014, resulting in income of $24,400 for the three months ended September 30,

2014 as compared to an expense of  approximately $38,700 in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

 The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2014) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $151,700 as of September 30, 2014.  Accordingly, our assurance covers our liabilities according to the TCEQ regulations.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $28,300 for the three months ended September 30, 2014 as compared to the year ago period.  The decrease was due primarily to the presence of  expenses in 2013 for consulting services related to the Company’s listing in Europe and project development in the region. The Company did have a smaller one-time charge in 2014 related to carbon credit development of approximately $15,000.    Management anticipates that SGA expenses will continue to be minimized until liquidity is sufficient to allow the Company to begin expanding the business.

Interest Expense

Interest expense increased approximately $21,400 in the three months ended September 30, 2014 versus the year ago period.  Reduced interest expense on equipment finance agreements was less than offset by default interest accrued on a note owed to the company’s largest shareholder.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue, which consists of tipping fees received for acceptance of whole passenger and truck tires, revenue from the sale of tire derived fuel (TDF), and gasification project revenue, increased by 10.5%, or approximately $62,800 during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Strength was seen in both components of tire business revenue, while gasification revenue declined due to the stage of construction on the company’s pilot project.

Our two largest customers comprised approximately 29.5% and 17.7% of revenues for the nine months ended September 30, 2014, and 25.4% and 25.1% of revenues for the nine months ended September 30, 2013.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2014 declined by 19% roughly $122,890 year over year, as management continued to reap the benefits of cost cutting measures enacted over the past two years. Significant reductions in cost of revenue were seen in labor costs, and equipment repair and maintenance charges. Going forward, management expects cost of revenue for the tire segment to remain roughly constant, and to rise and fall with the level of gasification project activity in the gasification segment.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At September 30, 2014, the Company had approximately 6,650 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was now required to pay transportation and disposal costs in order to reduce its tire shred inventory.   Consequently, the company installed a tire derived fuel (TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site    Based on these new circumstances, the Company has estimated a disposal cost of approximately $190,300 at September 30, 2014, resulting in income of $97,800 for the most recent nine month period, as compared to income of approximately $24,700  in the comparable prior period. Management believes that the cost of disposal will decrease as tire inventory is reduced over future periods due to TDF production.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at September 30, 2014) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $151,700 as of September 30, 2014.  Accordingly, our assurance is adequate according to the TCEQ site remediation calculation formula.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $67,600 in the nine months ended September 30, 2014 as compare to the year ago period. This was mainly due to the presence of significant  expenses for consulting services related to the Company’s listing in Europe and its project development efforts there in the first half of 2013, which were partially offset by a  $108,000 charge for carbon credit development in 2014.  Excluding these charges, selling general and administrative costs continued to decrease due to reduction in overhead costs at the corporate level.   Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the company to begin expanding the business.

Interest Expense

Interest expense increased approximately $90,400 in the period ended September 30, 2014 versus the year ago period due to default interest being accrued on a note due to the Company’s largest shareholder, which was partially offset by reduced interest payments on financed equipment at the Hutchins tire facility.

Liquidity and Capital Resources

The Company had a cash balance of approximately $9,400 as of September 30, 2014.  Our cash balance increased approximately $2,100 as compared to December 31, 2013 due primarily to strong processed tire sales in the first and third quarters of 2014.

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

As of September 30, 2014, we had a working capital deficiency of approximately $4.7 million, which includes notes payable to a stockholder of approximately $1.1 million (notes currently in default), notes payable to related parties of approximately $786,200, a liability of approximately $190,300 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $482,000.

During the nine months ended September 30, 2014, the Company did not receive any proceeds from related parties or shareholders to help with working capital.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2014, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of September 30, 2014, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2014, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of September 30, 2014.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: November 14, 2014	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

Date: November 14, 2014	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer