Form 10-K
period 2014-12-31
Vista International Technologies Inc
filed 2015-03-31
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 000-27783

VISTA INTERNATIONAL TECHNOLOGIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	84-1572525
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4835 Monaco St Commerce City, CO	80022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock June 30, 2014 was $650,586.

The registrant had 29,030,914 shares of common stock issued and outstanding as of March25, 2015.

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

Company Mission

Vista International Technologies, Inc.’s mission is to provide a clean, dependable, cost-competitive waste-to-energy (WTE) and renewable energy alternative to fossil fuels worldwide using our proprietary technology. We plan to develop projects with government, community, industry and financial partners to recover available hydrocarbon based energy from materials generally considered as waste and currently destined for disposal. The recovery of energy from waste utilizing our Thermal Gasifier™ will divert large volumes of material from landfills and other disposal systems while providing clean and cost effective alternative energy.

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

During the year ended December 31, 2014, our Waste to Energy business earned revenue from supplying project equipment and services to the end user of our pilot project. Our Waste to Energy business generated roughly 17% of our total revenue.

Tire Processing Operation

We operate a tire fuel processing and storage facility in Hutchins, Texas, licensed as a scrap tire transporter, processor and storage facility. We are paid a tipping fee (fee paid per tire received or per ton) for accepting waste tires. We produce the following from scrap tires: tire shreds for use in landfills as leachate material, sanitary landfill cover, and for compaction around landfill gas wells, and starting in 2012, TDF (Tire Derived Fuel) for use by our customers as fuel for cement kilns, paper mills, or other heat intensive processes.  We also produce a steel wire product as a byproduct of the tire shredding process which is used by steel recycling operations,

The facility is currently the only waste tire storage and processing facility licensed by the State of Texas to operate in the Dallas/Ft. Worth metropolitan area.

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

During 2012, our Board of Directors, after considering ways to maximize the value of our tire producing assets, completed an upgrade of the Tire Facility so as to re-enter the TDF market. Management had found that the TDF market was beginning to rebound, especially as coal prices rose, since TDF represents a “high energy content” alternative fuel source. Following the research conducted by management, the Company decided that it would be an ideal time to re-enter the TDF market.

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

During the year ended December 31, 2014, our tire recycling and processing business generated roughly 83% of our total revenue.

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

The first third-generation Thermal Gasifier™ unit is currently under construction, and will be utilized in a pilot project in the Northeastern US. The Company is also looking at a number of other projects both domestically and internationally, but the commencement of these projects will more than likely not begin until the company has gathered emissions data from the pilot project unit

During the years from 2009-2014, we made further advances in the design of our third generation Thermal Gasifier™ as we continued to increase the energy efficiency and cost-effectiveness of the technology, using our engineering and operating experience gained from our efforts to implement a functioning WTE facility in Cologna-Veneta Italy between 2004 and 2006. In that project, the Company hired and worked in conjunction with a team of engineers from Merrick and Company to start-up and undergo performance testing for two of our second generation Thermal Gasifiers™.  During the start-up and commissioning of the Cologna-Veneta WTE plant in 2004, it was determined that the facility housing the units could not meet the contractual fuel specifications of our Thermal Gasifiers™ primarily because the facility did not have fuel preparation equipment to improve the quality of the available fuel feedstock.  The use of inferior grade fuel resulted in the Thermal Gasifiers™ producing less than the rated output on each gasifier.  As a result, these Thermal Gasifiers™ were not considered to be financially successful.  The Thermal Gasifiers™ at the Cologna-Veneta facility operated between 2004 and 2006 until the project went into receivership.  The experience from this project has provided the Company with data to implement design revisions toward more fuel flexibility and improved efficiency.  These benefits include, among others, adaptations in fuel handling, fuel preparation, tuning, airflow, emissions, and variations in the fuel feedstock. The new units will support a broader compatibility of fuel type and quality, while increasing efficiency.

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

During 2014 we recorded roughly $149,500 in gross revenue from our WTE operations, all of which came as a result of the construction of the pilot project located in the Northeastern US.  Our total cost of revenue for Waste to Energy operations was approximately $91,000, resulting in a gross profit from Waste to Energy operations of $58,500.

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

During 2014 we generated approximately $716,900 in gross revenue from our tire processing operations, approximately $386,400 of which was generated from tipping fees collected for the disposal of waste tires, and approximately $330,500 from sales of TDF and other processed tire material. Our total cost of revenue for tire processing operations was approximately $525,300, including a decrease in the environmental liability of roughly $107,800, resulting in gross profit from tire operations of approximately $299,400

 The tire processing facility provides the Company experience in securing and processing significant supplies of alternative fuel feedstock. The tire processing operations could be used to complement the Thermal Gasifier™ should the market economics improve in Texas.  This would enable the tire facility to produce revenue toward funding the development and deployment of the gasification technology in that market.

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

Tire Processing

Products from our tire processing operations include:

•

Tire Derived Fuel

•

Larger tire shred sizes used in landfill operations

•

Scrap tire wire

Market Opportunity

Waste to energy

In the WTE market a significant focus has been placed on the generation of electricity by the direct combustion of solid waste. This typically results in high levels of air pollution, most notably in high carbon dioxide emissions.  Alternatively, solid waste can be gasified and the Syngas produced can then be combusted to generate electricity efficiently and in a more environmentally friendly manner, specifically, with  lower emissions. The key market drivers are the cost of waste disposal and the price paid for the electricity generated. In many instances, unless the cost of waste disposal and price of electricity are high, the project will not be economically viable compared to traditional fossil fuel generating capabilities. We believe the optimal projects for our Thermal Gasifier™ will not be large centralized power production facilities, but smaller (1 to 50 megawatt) distributed power generation facilities either co-located with the waste generator and end user of the power, or located within a municipality and interconnected to the local electricity grid.

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

We expect the demand for the Thermal Gasifier™ technology to develop and increase as traditional energy costs continue to rise. In industries with high energy demands such as chemical plants or refinery operations, grid blackouts or other service interruptions also drive the need for more reliable distributed power generation facility infrastructures that we can provide utilizing our Thermal Gasifier™ as a dedicated energy source.  Additionally, we expect the demand for waste processing to increase as environmental regulations increase and space constraints limit municipalities willingness and ability to store carbon based waste.

 Tire Fuel Processing and Storage

We believe that the demand for our tire fuel processing and storage services in Hutchins, Texas will continue to provide us opportunities to receive and process waste tires in the Dallas/Ft. Worth metropolitan area and to supply  customers with TDF.

According to the Rubber Manufacturers Association’s Scrap Tire Markets Report from 2013, there were 3.8 million tons of waste tires disposed of in the United States during 2013. Of these, about 53.1% were used as TDF, 24.4% were used for crumb rubber production, 8.2% were disposed of in landfills, 4.3% were used in civil engineering applications, 6.2% were exported and the remainder (3.8%) were used in small specialty applications.

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

Based on our experience with the performance of our previous first and second generations of our Thermal Gasifiers, and the anticipated performance from the redesign improvements of our current Thermal Gasifier that we are currently implementing as discussed under the heading “Research & Development” below, management believes the Thermal Gasifier will be an ideal solution to the concerns listed above. We expect that use of our Thermal Gasifiers will:

●

Divert waste from landfills,

●

Mitigate increasing costs associated with waste disposal,

●

Help reduce dependence on fossil fuels, and

●

Reduce carbon and greenhouse gas emissions.

The Company believes that a small scale pilot facility in the US could aid significantly in promoting mainstream acceptance for the technology.

As the market develops, we anticipate that the typical project will be a standalone project that we build, own, and operate solely or under a joint venture. We expect to take advantage of our operating flexibility as different quantities of various waste streams are processed, based on fuel availability and fluctuation of quantities in regional markets. Unlike most other gasification and pyrolysis systems on the market, the Thermal Gasifier™ can process virtually any hydrocarbon-based waste stream, and can switch from one feedstock to another, or mix waste streams depending upon the specifications of a project.  Given that the Thermal Gasifier processes waste and generates energy, any given project can balance the need to maximize waste input or minimize fuel usage. Waste generators could use lower BTU feedstock to maximize waste disposal, while projects requiring feedstock to be purchased could use higher energy content feedstock to minimize fuel usage: the value of a particular feedstock (waste stream) will determine the quantity (lbs) of such feedstock that is required for input into the gasifier to attain the desired energy output. For illustration purposes consider two different feedstocks: RDF (8,000 btu/lb) and TDF (15,000 btu/lb).  Due to the difference in energy content, we would need significantly fewer pounds of TDF input than either RDF input or a combination of RDF and TDF input to attain the desired energy output. Thus the Thermal Gasifier’s feedstock processing flexibility will allow us to process the most economical hydrocarbon-based waste available to the specific project.. Vista will also be able to benefit from contractual flexibility in the sale of the energy commodity output, such as steam and/or electricity. Local market pricing will have an impact on individual project returns.

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

Research & Development

During 2012, we incurred approximately $5,400 in third party research and development costs dedicated to internal product development which were included as selling general and administrative expense in our consolidated statement of  operations.  During 2013 and 2014, we recorded no such charges. We are engaged in continuous development and improvement of our Thermal Gasifier™ technology through advanced engineering design. We are utilizing our experience gained during development and operation of the Thermal Gasifier™ project in Italy in 2004 through 2006, which utilized a second generation Thermal Gasifier™, particularly in regard to low grade fuels, which is described in more detail under the heading “Thermal Gasifier™ Technology and Operations” above, to redesign the Thermal Gasifier™ in order to further improve energy recovery and overall efficiency. We plan to continue to invest in internal technology research and development with a goal of offering our customers the best and most efficient renewable energy opportunities to support our goal of “reducing the carbon footprint one step at a time”.  We will require additional funding for these efforts to sustain our research and development efforts.  We hope that the revenues from our TDF production operations will grow to the level of providing funding for these efforts but we cannot assure it will.  Alternatively, we will need to seek additional capital or debt financing.  If we are unable to obtain the needed funds, we may be forced to curtail or suspend research and development activity.

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

 ●

Incinerators/mass burners have been widely used to reduce the volume of material going to landfills or destroying material too hazardous to landfill. These represent more than 90% of the installed base of waste-to-energy extraction facilities. Almost all of these technologies convert raw waste streams by burning it in a heated air stream. Some of the units generate power and have some level of pollution control for the “exhaust gases”. Heat produced by this burning may be extracted by a boiler to generate electricity or it may be released directly into the environment. Most of the installed facilities are nearing the end of their useful lives and are not considered for replacement primarily due to the emission levels of air pollution associated with this equipment as compared to competing technologies including gasification.

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

Our intention is to promote the modular, scalable, fuel adaptable and clean emission attributes of our third generation Thermal

Gasifier™   to compete for energy-from-waste business in the smaller-scale commercial and municipal markets with competitors who use other technologies and gasification technology.  The Company’s target market includes operations requiring between one megawatt to three megawatts of power and wanting to process approximately 20 to 50 tons of waste feedstock per day per megawatt of continuous power required.

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

During 2014 we had one commercial customer for our Thermal Gasifier™ business, the entity funding our pilot project. We are currently seeking to enter into contracts with potential customers, but do not have any contracts to provide Thermal Gasifiers™ to any users, other than the agreement for the construction of a pilot gasification unit at the customer’s site.

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

Major Customers

During 2014, 83% of our total revenue was derived from tipping fees from accepting waste tires from generators and tire transporters, and from the sale of TDF and other shredded tire material. Our customers include numerous generators and transporters.

Our two largest customers accounted for 29% and 17% of revenue for the year ended December 31, 2014.

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

Personnel

We have 3 full time employees as of December 31, 2014, two of which are located at our corporate offices in Commerce City, Colorado, and one of which, our Business Manager, is located at our tire processing facility in Hutchins, Texas. Additional contract personnel are utilized in Colorado and at the tire processing facility as necessary based on volume of work. We anticipate that significant personnel additions will be required if we move forward on additional Thermal Gasifier™ project related contracts and obtain project funding for the energy infrastructure or the WTE business.

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

Landfillcover.  Material used to conceal the daily municipal solid waste load at a landfill.

Leachate.  Liquid which accumulates at the bottom of a landfill site.

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

Rolling stock.  Self-propelled or pulled transportation equipment that moves on wheels (wheel loader, skid steer, tractor, etc.).

Scrubbers. An industrial apparatus for removing impurities, especially from gases.

Syngas (Synthesis Gas). The name given to a gas mixture containing varying amounts of carbon monoxide and hydrogen generated by the gasification of a carbon containing fuel to a gaseous product.

Tire Derived Fuel (TDF).  A fuel produced by reducing or shredding whole tires to smaller chips of a specific size for use in fueling certain heat-intensive industrial processes such as cement kilns, paper mills and WTE projects.

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

Our ability to commercialize our Thermal Gasifier™ technology is dependent on successful testing of our third generation

Thermal Gasifier™ unit.

Historically, before 2000 we sold approximately 15 first generation Thermal Gasifiers™, and we sold three second generation Thermal Gasifiers™ (one in 2002 and two in 2004).  We have sold one third generation Thermal Gasifier™ but construction on it has not been completed yet.  We have tested our Thermal Gasifier™ technology in more than 30 applications during various stages of its design. We will need to test the current Thermal Gasifier™ design to allow us to move forward with further commercialization. During 2009- 2014, we  continued to redesign the Thermal Gasifier™ technology to further improve energy recovery and operational efficiency.  We will require significant funding in order to fabricate a number of Thermal Gasifier™ units for full commercial deployment, and successfully test the unit at full operational capacity with the new design.

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

Should operating conditions relating to our tire processing operations substantially deteriorate, we could be required by the TCEQ to remove the existing whole tire, partially shredded tire and tire chip inventory piles from the tire processing and storage facility. The projected cost of full cleanup of the tire processing facility is estimated to be roughly $180,300.   We currently have assurance of $170,000 in the form of a deposit with the TCEQ.

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

One stockholder, Richard Strain, beneficially owns roughly 27% of outstanding shares.  An additional stockholder, Timothy Ruddy, a director of the Company, beneficially owns roughly 15% of outstanding shares.  This could result in a vote of shareholders being decided almost entirely by these two individuals.  The rest of our shares are relatively widely held with no other shareholder owning more than 10%, as far as we are aware.

Encumbrances on Company Assets may result in a delay or inability to sell the Company’s Texas facility

A delay in the closing of a land and/or facility sale may result in the Company being unable to continue in business due to lack of liquidity anticipated as the result of not closing this type of transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own approximately 27 acres of property at 1323 E. Fulghum Rd. in Hutchins, Texas in a semi-industrial region of southern Dallas County where we conduct our tire processing storage operations.  The facility includes a newly replaced 8,000 square foot partially enclosed production building for waste tire processing, an 8 year old 900 square foot stand-alone business office and a 15 year old 1,800 square foot permanently placed office trailer with employee break room.

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

We lease approximately 900 square feet of office and storage space for our corporate offices at 4835 Monaco St, Commerce City, Colorado. The present lease expires on February 28, 2015, but is renewable for additional 6 month terms upon the consent of both parties.

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

	High	Low

Fiscal Year Ended December 31, 2013:
First Quarter	$0.29	$0.04
Second Quarter	$0.15	$0.06
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.10	$0.03

Fiscal Year Ended December 31, 2014:
First Quarter	$0.07	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.05	$0.01

Source:  http://www.nasdaq.com/symbol/vvit/historical

Stockholders of Record

As of March 25, 2015 we had approximately 164 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average Exercise price of Outstanding options, Warrants and rights		Number of securities Remaining available for Future issuance under Equity compensation plans
	(a)	(b)		(c)
Equity compensation Plans approved by Security holders 1	0	0	2	10,750,000 shares of common stock 3

1 2005 Equity Compensation Plan, amended April 15, 2013

2 No options, warrants, restricted stock or other rights have been granted or issued under the plan.

3 Shares may be issued directly as a stock grant or upon exercise of options which may be granted under the plan.

The company issued an aggregate of 3,450,000 shares of stock registered under this plan on various dates in 2014

Recent Sales of Unregistered Securities

For the year ended December 31, 2014, the Company issued an aggregate of 220,000 shares of its common stock during 2014.

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

Discrete financial information is not presently maintained for our individual business areas as management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment.

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

At December 31, 2014, the Company had approximately 6,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility

Going Concern

Our consolidated financial statements for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  We have reported a net loss of $326,221 and net cash used in operations of approximately $37,800 for the year ended December 31, 2014, and a working capital deficit of $4,764,439, an accumulated deficit of $68,173,053and a total stockholders’ deficit of $4,118,964at December 31, 2014.

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

We also continue to look to secure waste-to-energy and biomass-to-energy facility opportunities that utilize our Thermal Gasifier™ technology through build-own-operate agreements alone or through joint-venture relationships with strategic partners. The Company is currently constructing a pilot WTE plant in the Northeastern US which will serve as a showcase of , and provide emissions data for, the newest generation of the Thermal Gasifier.  With an operational unit that prospective customers can see in person, coupled with emission data on a variety of waste material feedstocks, the Company will be in an excellent position to attract new project opportunities, Management believes that the success of this project is critical to the long term success of both the Company and its gasification technology.

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

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

Vista International Technologies Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2014 and 2013

	2014	2013	2014 vs 2013	% Change

Revenues
Tipping Fee Revenue (Tire)	$ 386,423	$ 335,978	$ 50,445	15.0%
Processed Tire Revenue	330,474	259,604	70,870	27.3%
Pilot Project Revenue (WTE)	149,500	205,500	(56,000)	-27.3%
Total Revenue	866,397	801,081	65,315	8.2%

Cost of revenue
Tire Operations	525,290	557,765	(32,475)	-5.8%
WTE Operations	90,978	114,606	(23,627)	-20.6%
Total cost of revenue	616,268	672,370	(56,102)	-8.3%

Environmental income	(107,774)	(44,477)	(63,298)	142.3%

Gross profit	357,903	173,187	184,716	106.7%

Operating expenses:
Depreciation and amortization	13,121	7,509	5,611	74.7%
Selling, general and administrative expenses	318,619	589,400	(270,781)	-45.9%
Total operating expenses	331,740	596,909	(265,169)	-44.4%

Gain from operations	26,163	(423,723)	449,885	-106.2%

Other income (expense):
Loss on settlement of liability	-	(121,236)	121,236	-100.0%
Interest expense, net	(324,800)	(255,095)	(69,706)	27.3%
	(324,800)	(376,331)	51,530	-13.7%

Loss before income taxes	(298,638)	(800,052)	501,415	-62.7%

Income tax expenses	(27,583)	(27,583)	-	0.0%

Net loss	$ (326,221)	$ (827,635)	$ 501,415	-60.6%

The accompanying notes are an integral part of the consolidated financial statements

2014 COMPARED TO 2013

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, sales of TDF, and WTE project construction revenue,  increased by approximately $65,300 as a result of higher tipping fee revenue and revenue from processed tire sales. These gains offset a decline in WTE project revenue which was due to the stage of the project during 2014

Cost of Revenue

Cost of revenue for our tire processing operations decreased roughly 5.8% due to a decrease in operating costs at the facility. This was primarily due to more efficient operation of the facility.   WTE cost of revenue decreased 20.6%, which was roughly in line with the decrease in WTE revenue.

Our tire operations in Texas are subject to regulation by the TCEQ. At December 31, 2014, the Company had approximately           6,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. We maintain a reserve for removal and cleanup of material at our Texas facility. During 2014, we decreased the amount of material stored on site by approximately 4100 tons  As a result, our environmental liability decreased by approximately $107,800 in 2014compared to a decrease of approximately $44,500 in this liability in 2013.

Depreciation and Amortization

Depreciation and Amortization charged increased by approximately $5,600 in 2014 as compared to 2013.  This was mainly due to some additional depreciation recorded on computersand equipment in 2014.

 Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately 45.9% or $270,800 in 2014  This was due to a lessening of stock compensation paid to consultants in 2014 versus 2013, and further reduction in overhead expenses as a result of the company’s cost-cutting measures

Research and Development Expense

There were no Internal and/or external research and development expense for the years ended December 31, 2014 and December 31, 2013.

Gain on Extinguishment of Liability/Loss on settlement of liability

The Company posted a loss of approximately $121,200 in 2013 mainly due to increase in the company’s stock price between the date an interest conversion agreement was signed and the subsequent board meeting approving the conversion. There was no similar event in 2014

Interest Expense

Interest expense increased approximately 27% in 2014 versus the prior year mainly due to default interest being charged on a large shareholder note for all of 2014 versus only the second half of 2013.

Liquidity and Capital Resources

We had a cash balance of approximately $10,700 at December 31, 2014.  We expect that our current cash on hand and our current revenue levels will not be sufficient to sustain our current operations or plans.  The Company is exploring all available funding sources, including the sale of its assets, and additional debt and equity funding.  In the near future we are relying on the successful closing of the sale of our Hutchins property to provide cash to fund operations as described in more detail under the heading “Management’s Plans” above.  If it is unable to obtain additional funding or increase revenues, we may be required to scale back or suspend operations or revise our business plan.

As of December 31, 2014, we had a negative working capital of approximately $4,764,400, which includes a liability of approximately $180,300 for waste tire shred removal and cleanup costs at the tire processing and storage facility, an unpaid payroll liability to former officers of the Company of approximately $482,200, and notes payable to shareholder and related parties of approximately $1,892,700.

The Company was in default on a note to Richard Strain, a stockholder, in the aggregate amount of approximately $1,108,000.  The company is currently accruing interest on the note at the default rate, and is working to renegotiate the note.

During the year ended December 31, 2014, the Company received no loans from related parties. We expect that the Company will need to rely on loans from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Environmental Liability

At December 31, 2014, the Company has approximately 6,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility.  The waste material consists primarily of steel belting wire with attached tire rubber.   In the past, management has considered the piles of tires and tire shreds at the facility an asset to be reclaimed and sold to an end user.  Management has chosen to focus on producing TDF and shipping tire shreds to local landfills. The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit to ensure that the site is restored if the Company was unable to meet its obligations with the TCEQ.

In such a case, we would be required to restore the site beginning with transportation of the material to a disposal site, such as a landfill.  We have accrued approximately $180,300 and $288,100 at December 31, 2014 and 2013, respectively for the cost of disposing of this material.  This accrual is based on standard disposal costs incurred by Vista during tire disposal operations in preparing the facility for sale, based on the weight of tires at the site.  These costs include transportation, labor, equipment and landfill fees assuming complete closure of the facility.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable.  The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance.  The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2014 and 2013.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions.  The Company establishes valuation allowances when necessary to reduce deferred income tax assets to the amounts that management believes are more likely than not to be recovered.

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2014 the company has accrued penalties and interest of approximately $201,500   related to unfiled state and federal tax returns concerning the sale of an asset in 2005 and 2006.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected.  As of December 31, 2014, management assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2014, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures

(as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described below.

Management’s Conclusion

Management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2014 due to material weakness in internal control, which weaknesses resulted from the failure to maintain effective internal control over the financial reporting process to ensure the timely preparation of financial statements and financial data which is necessary for the preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP. Specifically, we noted the following:

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

However, management believes that these material weaknesses did not materially impact the reliability of our consolidated financial statements.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and terms of office of our directors and executive officers as of March 25, 2015 are set forth in the following table:

Name	Age	Positions with Vista International Technologies
Bradley A Ripps	39	Former Interim Chief Executive Officer, Former Chief Financial Officer
Thomas P. Pfisterer*	53	Director and Chief Financial Officer (former Chief Executive Officer) 2

Timothy D. Ruddy	42	Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer)

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

Directors are elected by holders of the common stock to serve until the earlier of the next annual meeting of the Company at which their successors are elected or their resignations.  Officers serve at the will of the Board.  Under our certificate of incorporation and Delaware law, our directors will not be liable to the Company or our stockholders for damages for a breach of fiduciary duty unless the breach involves:

●

a breach of duty or loyalty,

●

acts or omissions of bad faith, intentional misconduct or knowing violation of law

●

unlawful dividend payments or stock purchase by the Company

●

a transaction in which the director derives improper personal benefit.

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

Management Biographies

Bradley Ripps. Bradley Ripps served as Interim Chief Executive Officer from January 17, 2011 to February 3, 2012. Mr. Ripps brought a strong diverse business background, having owned, operated, analyzed and/or advised more than 50 businesses, across many industries. Mr. Ripps was integral to the success of major initiatives at multiple companies. He was responsible for leading 60 employees, located in 10 different facilities, in the successful re-structuring of a managed care company. Mr. Ripps also successfully deployed a multi-million dollar network for a large communication and information company in the southeastern U.S. As a testament to Mr. Ripps negotiation skills and tenacity, he was instrumental in the collection of several million-plus dollar receivables for a major telecommunication provider. Prior to joining Vista, Mr. Ripps served as Vice President of IBG Business Services, Inc., one of the leading merger and acquisition advisory firms in the United States, from April 2006 to January 2011. At IBG, Mr. Ripps handled both domestic and international clients across a broad range of industries, from physical fitness and advertising to transportation and manufacturing. Concurrently, since 2001, he has held various senior management positions in Community Care, Inc. a private, family owned, managed care business. Mr. Ripps completed his undergraduate studies at Syracuse University, earning a Bachelor of Arts Degree in Economics (Magna Cum Laude). He completed his graduate studies at The University of Texas, earning a Master of Arts in Business Administration.

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

Timothy Ruddy.  Timothy Ruddy was appointed CEO of Vista on February 4, 2012 and has been a Director of Vista International Technologies, Inc. since October 2007.  For the past 19 years Mr. Ruddy has been active in the financial services industry, evaluating promising technologies and companies with regard to their formation, funding and development.  He has experience in startup and turnaround situations, as well as business development.  Mr. Ruddy has held series 7 and 65 licenses from FINRA and prior to being hired by Vista served as Vice President-Investments at 1st Financial Services, a financial advisory firm.   Mr. Ruddy was active as an angel investor and in the venture capital industry for the ten years prior to joining Vista, working with companies in the medical devices field as well as emerging energy-related technologies. Mr. Ruddy graduated Summa Cum Laude from the University of Notre Dame with a Bachelors Degree in Mechanical Engineering, and played center for the NFL’s Miami Dolphins from 1994-2003.  The Company believes that Mr. Ruddy’s development-stage and growth-stage business expertise, including his diverse background evaluating and funding start-up, development stage and growth-stage technology and energy-related companies, gives him the qualifications and skills to be an officer and director of the company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2014.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and written representations from certain reporting persons, during the fiscal year ended December 31, 2014, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics for Officers (Vice President and Senior Management) upon written request to: Vista International Technologies Inc., 4835 Monaco St, Commerce City, CO 80022

Item 11. Executive Compensation.

The following table sets forth the compensation paid during the past two years to our chief executive officer (our principal executive officer and principal financial and accounting officer).  No executive officer’s remuneration exceeded $100,000 per year.  We did not pay any non-cash current compensation or long term compensation to our officers during the listed years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Thomas P. Pfisterer 1 Chief Financial Officer	2014	—	—	—	—
Former Chief Executive Officer	2013	—	—	—	—
Timothy D Ruddy Interim Chief Executive Officer and Principal Accounting Officer	2014	---	---	---	---
	2013	---	---	---	---

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

Timothy D Ruddy.  Mr. Ruddy Succeeded Mr. Ripps on February 4, 2012 as Interim Chief Executive Officer and currently holds the title as of March 25, 2015.  Mr. Ruddy serves as our Chief Executive Officer at-will and the company does not have an employment agreement with him.

The Company did not pay any compensation to its directors for serving as such in 2013 or 2014.

We do not have any compensation arrangements with our directors.  In the future the Company may institute director compensation arrangements; however, none are currently contemplated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

The following table sets forth, to the Company’s knowledge, based solely upon records available to it, certain information as of March 25, 2015 regarding the beneficial ownership of the Company’s shares of common stock by:

●

each person who we believe to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock,

●

each of the current directors,

●

each of the named executive officers listed in the summary compensation table, and

●

all of our current executive officers and directors of the group.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Class (4)
Richard Strain 15 Loockerman Ave Poughkeepsie, New York 12601	7,932,327	1	27.3%

Timothy D. Ruddy 4835 Monaco St Commerce City, CO 80022	4,304,541	2	14.8%

Thomas Pfisterer 12 Croft Road, New Hartford, NY 13413	29,400	2	*

All directors and executive officers as a group (4 persons)	4,333,941	3	14.9%

1

Information based upon a Schedule 13D/A filed by Mr. Strain with the Securities and Exchange Commission, the records of the Company’s transfer agent, and information provided to the Company by Mr. Strain.

2	Information based upon the records of the Company’s transfer agent and information provided by the beneficial owner.
3	See Notes (1) and (2) above.
4	Based on 29,030,914 common shares issued and outstanding as of March 25, 2015.

*	Less than one percent.

Securities Authorized for Issuance under Equity Compensation Plans

Vista International Technologies Inc. has adopted its 2005 Equity Participation Plan, amended on April 15, 2013 which was approved by its stockholders.  There are 20,000,000 shares of common stock available for issuance under this plan.  3.45 million shares of common stock were granted under the plan in 2014. No options or rights exercisable in the common stock have been granted or issued under this plan. See Part I Item 5 for further disclosure about this plan.

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

As of December 31, 2014, that total was approximately $734,700 and accrued interest at December 31, 2014 was approximately

$108,800.  The loan bears interest at 8% per annum, is secured by the Company’s assets, is due on demand, and is convertible into the Company’s common stock as described above.   Through March 25, 2015Mr. Ruddy has loaned the Company anadditional 43,054 under this agreement.

In December 2011, Mr. Ruddy provided $150,000 of personal assets as collateral for a letter of credit utilized for part of Vista’s required financial assurance in connection with its registration with the Texas Commission on Environmental Quality (TCEQ). This registration is required to enable us to operate our tire processing facility in Hutchins, Texas, and would be used for remediation in the event the Company liquidates and its facility closes.  Mr. Ruddy was not compensated for providing this collateral. This letter was called by the TCEQ in December 2011.  Subsequently, Mr. Ruddy provided $75,000 in additional funding to partially cover the amount due by the bank which held the letter of credit, and the Company and Mr. Ruddy jointly executed an unsecured loan for the remaining $75,000.  Mr. Ruddy paid off this loan on behalf of the company in May 2012

On August 11, 2009, the Company entered into a $375,000 line of credit agreement with Mr. Richard Strain, currently a 27% shareholder of the Company.  The line of credit bears interest at 9% per annum, and is payable in $8,000 monthly increments commencing on October 1, 2009.  Full repayment of the line of credit was required by December 31, 2011.

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

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the company and matured  on June 30, 2013.  Coincident with the execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock.   This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,940 accrued interest was converted at $0.10 per share.   As of December 31, 2014, this note is currently in default, and the Company is working with the shareholder to extend the note. The Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000.

CEO Compensation

Bradley A. Ripps began serving as the Company’s Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) effective January 17, 2011.  Mr. Ripps received annual compensation of $85,000. Mr. Ripps resigned as Interim Chief executive Officer on February 4, 2012.

Timothy D. Ruddy assumed the role of Interim Chief Executive Officer on February 4, 2012, and currently holds the title as of March 25, 2015.  He serves at-will and has no employment contract with the company.  He has received no compensation since assuming the position.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for our fiscal year ended December 31, 2014 by RBSM, LLP were $45,500.

The aggregate fees billed for our fiscal year ended December 31, 2013 by RBSM, LLP were $43,000.

Audit Related Fees

Our principal accountants did not bill us any fees during our fiscal years ended December 31, 2014 and 2013 for any audit related services.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2014 and 2013.

Other Fees

Our principal accountants did not bill us for any services other than as reported above in this Item 14 during our fiscal years ended December 31, 2014 and 2013, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

2.1	Industrial Site Purchase and Sale Agreement dated February 14, 2011 by and between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership ∆

3(i).1	Certificate of Incorporation*

3(i).2	Articles of Amendment to the Articles of Incorporation, as amended on August 6, 1999*

3(i).3	Certificate of Amendment of Certificate of Incorporation, as amended on April 24, 2002*

3(i).4	Certificate of Amendment of the Certificate of Incorporation, filed on October 12, 2005*

3(i).5	Certificate of Amendment to Certificate of Incorporation, as amended on November 8, 2007**

3(ii).1	Amended and Restated By-Laws***

10.1	Strategic Alliance and Supply Agreement, dated December 29, 2009 by and between Vista International Technologies, Inc. and Liberty Tire Recycling, LLC ****

10.2	Consulting Agreement dated August 3, 2009 by and between Vista International Technologies, Inc and Ing. Gianfranco Licursi*****

10.3	Vista International Technologies, Inc. Equity Participation Plan*

10.4	Investment Agreement dated August 3, 2009 between Vista International Technologies, Inc. and Timothy Ruddy ****

10.5	Security Agreement dated August 3, 2009 by and between Vista International Technologies, Inc. and Timothy Ruddy ****

10.6	Promissory Note (Line of Credit) dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ****

10.7	Security Agreement dated August 11, 2009 by and between Vista International Technologies, Inc. and Richard Strain ∆

10.8	Promissory Note dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.9	Security Agreement dated April 4, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.10	Promissory Note dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.11	Security Agreement dated April 16, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.12	Promissory Note dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.13	Security Agreement dated May 31, 2007 by and between Nathaniel Energy Corporation and Richard Strain ∆

10.14	Engagement Letter dated April 15, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. +

10.15	Joint Development Agreement dated October 16, 2010 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC ++

10.16	Amendment to Engagement Agreement dated August 30, 2010 by and between Vista International Technologies, Inc. and Colebrooke Capital, Inc. ++

10.17	Consulting Agreement dated October 26, 2010 by and between Vista International Technologies, Inc. and Steven R. Kowalsky and Edward L. Kowalsky. ++

10.18	Consulting and Services Agreement dated June 11, 2009 by and between Vista International Technologies, Inc. and Mustang Consulting, LLC (“Consulting and Services Agreement”) ∆

10.19	Continuation of Consulting and Services Agreement effective January 4, 2010 ∆

10.2	Exclusive Listing Agreement dated July 1, 2010 by and between Vista International Technologies, Inc. and CCBN Texas Limited Partnership d/b/a Colliers International ∆

10.21	Alternative Fuel Purchase Agreement, dated January 2nd, 2012, between Vista International Technologies, Inc, And Geocycle, LLC.

10.22	Release of Contract, dated January 18, 2012, between Vista International Technologies, Inc. and Brown-Lewisville Railroad Family First Limited Partnership

10.23	Alternative Fuel Purchase Agreement, dated January 1, 2012, between Vista International Technologies, Inc. and Trident Environmental Resource Consulting, LLC

10.24	Convertible Note dated December 7, 2011 between Vista International Technologies, Inc. and Asher Enterprises, Inc.

10.25	Lease Agreement dated March 1, 2012 between Vista International Technologies, Inc, and Electric Power Equipment Company.

10.26	Equipment Financing Agreement, dated February 15, 2012, between Vista International Technologies, Inc (Timothy Ruddy) and REO Holdings.

10.27	Amended, Restated and Consolidated Note, dated March 29, 2013 between Vista International Technologies, Inc and Richard Strain.

10.28	Consulting Agreement dated April 1, 2013 between Vista International Technologies, Inc and Daniel Chasse (with subsequent addenda)

10.29	Consulting Agreement, dated November 15, 2013 between Vista International Technologies, Inc and John Massa.

10.30	Carbon Credit Project Development and Consultancy Agreement, dated April 23, 2014 between Green Giant Ventures and Vista International Technologies, Inc

10.31	Alternative Fuel Purchase Agreement, dated December 9, 2014, between Vista International Technologies, Inc and Geocycle, LLC.

10.32	Contract of Sale for Hutchins Tire Processing Facility, dated March 16, 2015, between Vista International Technologies, Inc and Phoenix Renewable Technologies, Inc.

14.1	Code of Business Conduct and Ethics for Officers (Vice President and Senior) and Directors (effective March 8, 2004)+++

14.2	Code of Business Conduct and Ethics for Employees and Officers(other than Vice President and Senior) (effective March 8, 2004)+++

21	Subsidiaries****

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

  VISTA INTERNATIONAL TECHNOLOGIES, INC.

Signature	Capacity	Date

/s/ Thomas P. Pfisterer Thomas P. Pfisterer	Director Chief Financial Officer	March 31, 2015

/s/ Timothy D. Ruddy Timothy D. Ruddy	Director Interim Chief Executive Officer	March 31, 2015
And Principal Accounting Officer

VISTA INTERNATIONAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vista International Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vista International Technologies, Inc. and its subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statementsare the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista International Technologies, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Companyhas suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

March 31, 2015.

Vista International Technologies Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013

	2014	2013
ASSETS

Current assets:
Cash	$ 10,748	$ 7,248
Accounts receivable, net	30,341	34,852
Advance to Supplier	18,698	-
Total current assets	59,787	42,100

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	336,634	451,207
Deferred expenses	139,627	62,380
Intangibles, net	15,959	19,895

Total assets	$ 723,903	$ 747,478

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,673,714	$ 1,788,603
Accrued compensation and payroll liabilities	502,859	503,695
Accrued interest	35,473	27,351
Accrued interest- related parties	135,040	69,904
Accrued interest- stock holder	307,470	108,030
Deferred revenue	175,000	154,500
Notes payables - related parties	784,725	814,841
Notes payable - stockholder	1,108,000	1,108,000
Notes payable and capital leases, current portion	101,946	110,417
Total current liabilities	4,824,227	4,685,341

Other long-term liabilities		-
Notes payable and capital leases, less current portion	18,639	10,960

Total liabilities	4,842,866	4,696,301

Commitments and contingencies	-	-

Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,030,914 shares and 25,360,914 issued outstanding at December 31,2014 and 2013, respectively	29,031	25,361
Additional paid-in capital	64,020,058	63,867,648
Common stock subscription	5,000	5,000
Accumulated deficit	(68,173,053)	(67,846,832)
Total stockholder's deficit	(4,118,964)	(3,948,823)

Total liabilities and stockholders' deficit	$ 723,903	$ 747,478

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2014 and 2013

	2014	2013
Revenues
Tipping Fee Revenue (Tire)	$ 386,423	$ 335,978
Processed Tire Revenue	330,474	259,604
Pilot Project Revenue (WTE)	149,500	205,500
Total Revenue	866,397	801,081

Cost of revenue
Tire Operations	525,290	557,765
WTE Operations	90,978	114,606
Total cost of revenue	616,268	672,370

Environmental remediation income	(107,774)	(44,477)

Gross profit	357,903	173,187

Operating expenses:
Depreciation and amortization	13,121	7,509
Selling, general and administrative expenses	318,619	589,400
Total operating expenses	331,740	596,909

Gain (Loss)from operations	26,163	(423,723)

Other income (expense):
Loss on settlement of liability	-	(121,236)
Interest expense, net	(324,800)	(255,095)
	(324,800)	(376,331)

Loss before income taxes	(298,638)	(800,052)

Income tax expenses	(27,583)	(27,583)
Net loss	$ (326,221)	$ (827,635)

Net loss per share, basic and diluted	$ (0.01)	$ (0.04)

Weighted average common shares outstanding, basic & diluted	27,947,627	18,835,914

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years ended December 31, 2014 and 2013

	Common Stock			Common Stock Subscription
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Stockholder's Deficit
Balances, December 31, 2012	12,872,428	$12,873	$62,841,103	10,000	$5,000	$(67,019,197)	$(4,160,221)
Issuance of common stock for debt and accrued interest conversion	1,250,000	1,250	61,250				62,500
Issuance of common stock for services	5,800,000	5,800	430,750				436,550
Issuance of common stock for Accrued interest conversion stock holder	2,383,945	2,384	232,147				234,531
Issuance of common stock for Accrued interest conversion related party	3,054,541	3,055	302,397				305,452

Net loss						(827,635)	(827,635)
Balances, December 31, 2013	25,360,914	25,361	63,867,647	10,000	5,000	$(67,846,832)	$(3,948,823)

Issuance of common stock for services	3,450,000	3,450	147,681				151,131

Issuance of common stock for cash	220,000	220	4730				4,950

Net loss						(326,221)	(326,221)
Balances, December 31, 2014	29,030,914	$29,031	$64,020,058	10,000	$5,000	$(68,173,053)	$(4,118,963)

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$ (326,221)	$ (827,635)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	118,508	109,441
Operating expenses incurred by note holder	8,319	18,113
Operating expenses incurred by note holder- related party	-	37,438
Common stock issued for services provided	151,130	436,550
Loss on settlement of liability	-	121,235
Environmental remediation Income	(107,774)	(44,477)
Changes in operating assets and liabilities:
Accounts receivable, net	4,511	(7,400)
Prepaid expenses	-	1,499
Advance to Supplier	(18,698)	-
Deferred revenue	20,500	154,500
Deferred expenses	(77,247)	(62,380)
Accounts payable and accrued expenses	264,748	172,550
Net cash used in operating activities	37,777	109,434

Cash flows from investing activities:
Purchase of fixed assets	-	(45,034)
Net cash used in investing activities	-	(45,034)

Cash flows from financing activities:
Repayments on debt	-	(74,863)
Repayments on related party notes payable	(30,116)	(11,600)
Proceed from sale of common stock	4,950	-
(Repayment) Proceeds from notes payable and capital lease	(9,111)	9,661
Proceeds from related party notes	-	3,610
Net cash used in financing activities	(34,277)	(73,192)

Net increase (decrease) in cash and cash equivalents	3,500	(8,792)

Cash and cash equivalents at beginning of the year	7,248	16,040

Cash and cash equivalents at end of the year	$ 10,748	$ 7,248

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

Non-cash investing and financing activities:

Issuance of common stock for in exchange for settlement of accrued interest on notes payable related party	$ -	$ 305,452
Issuance of common stock for in exchange for settlement of accrued interest on notes payable stockholder	$ -	$ 222,941
Issuance of common stock in exchange for settlement of accrued interest	$ -	$ 11,590
Issuance of common stock in exchange for settlement of notes payable- Related party and accrued interest	$ -	$ 62,500
Accrued liabilities paid by note holder on behalf of the Company	$ -	$ 2,500
Fixed assets purchased funded by notes payable	$ -	$ 4,275
Note payable issued for direct payment made by Note holder related party for repayment of notes payable	$ -	$ 5,000

The accompanying notes are an integral part of the consolidated financial statements

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

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

The Company’s only business operations were in the WTE marketplace until the Hutchins tire facility was purchased in 1999.  The original purpose of the tire facility was to serve as a site for a WTE system. For this reason, rather than operate the business as a separate segment, the two business lines were integrated for the purposes of financial reporting. In addition, management makes investing and resource allocation decisions based on the combined results of both the tire processing and WTE business.  Accordingly, we only have one reportable segment.

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

Going Concern and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company reported a net loss of $326,221 and used net cash in operating activities of $37,777 for the year ended December 31, 2014, has a working capital deficit of $4,764,439 and an accumulated deficit of $68,173,053 at December 31, 2014.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately to achieve profitable operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

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

In the year ended December 31, 2014 the Company did not enter into any loan agreements with related parties, and through March 25, 2015 has received $43,054 in loan proceeds from related parties.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

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

F-11

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

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

The allowance for doubtful accounts receivable was approximately $7,900 and $2,100 at December 31, 2014 and 2013, respectively.

One customer comprised approximately 84% and 94% of the accounts receivable balance at December 31, 2014 and 2013 respectively.

Two customers comprised approximately 29% and 17% of revenues for the year ended December 31, 2014.

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

Accounts Payable and Accrued Expenses.

 Accounts payable and accrued expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Accounts payable	$762,922	$788,641
Accrued liabilities	444,776	531,549
Accrued Federal and State tax liabilities	466,016	468,414
Accrued compensation and payroll liabilities	502,859	503,694
Accrued interest- other	35,473	27,351
Accrued interest-related party	135,040	69,904
Accrued interest- stockholder	307,470	108,030

Total	$2,654,556	$2,497,583

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

The Company recorded $65,136 in accrued interest in 2014, and $65,031 in accrued interest in 2013 on the related party debt extended through the agreement with Timothy Ruddy & family.  In addition, the company recorded interest expense of $199,440 in 2014 and $147,407 in 2013 on the shareholder notes and line of credit extended by Richard Strain.

The Company disputes the amount of $482,209 of accrued compensation due to prior officer compensation.  It is the position of the Company that the officers in question had no formal contracts in place, and further, were negligent in their fiduciary responsibility to the company, causing additional problems with creditors and the Internal Revenue Service.

$180,333 and $288,107 of accrued liabilities relate to environmental remediation expense at the Hutchins tire facility for the year ended December 31, 2014 and 2013, respectively.  The Company believes that as tire derived fuel (TDF) operations continue, this amount will decrease as tires on site will be shredded and sold as TDF.

$466,016 of accrued liabilities in 2014 and $438,434 of accrued liabilities in 2013 relate to amounts accrued to state and federal revenue agencies, due to unfiled tax returns relating to the sale of company assets in 2005 and 2006.  During that timeframe the company sold a helium plant and some related assets, but did not correctly file tax returns.  Certain tax returns were subsequently filed, and the subsidiary that owned the assets was dissolved in 2009.  The company has not been approached by any taxing authority regarding these amounts, but continues to accrue penalties and interest of $27,583 per year relative to the outstanding tax amounts.

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

For the years ended December 31, 2014 and 2013

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

There were no impairment losses during the year ended December 31, 2014 and 2013.

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

For the years ended December 31, 2014 and 2013

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

During the year ended December 31, 2014 the Company continued construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s consolidated financial statements.  For the year ended December 31, 2014, the Company recorded $175,000in deferred revenueand $139,627 in deferred expenses for this project.

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.Third party research and development expenses, all of which relate directly to the design and development of our Thermal Gasifier™ technology, are expensed as incurred.  For the years ended December 31, 2014 and 2013, we did not incur any third party research and development expenses which would have been included in selling, general and administrative expenses in the consolidated statements of operations.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

Stock Based Compensation to Other than Employees

In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees by measuring cost at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued in exchange for services by non-employees is determined on the earlier of the date that a performance commitment has been established or upon completion of performance. The Company determined that the market value of its shares was more reliably determinable to measure compensation expense in 2014 and 2013.

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

For the years ended December 31, 2014 and 2013

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

The Company’s policy is to record interest and penalties as a component of income tax expense.  As of December 31, 2014 and 2013, accrued interest and penalties on unpaid taxes outstanding was approximately $201,000 and $174,000, respectively included in Accrued Federal and State tax liabilities.

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

Derivative Liability

The Company accounts for its embedded conversion features in its convertible debentures in accordance with ASC 815-10, "Derivatives and Hedging", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as non-cash interest and included in interest expense. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

Vista International Technologies, Inc

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

Recently Issued Accounting Standards

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Property and Equipment

Following is a summary of property and equipment at December 31, 2014 and 2013:

	2014	2013
Machinery and equipment (a)	$807,033	$807,033
Buildings	95,578	95,578
Vehicles	18,985	18,985
Land	51,085	51,085
Furniture, fixtures and equipment	62,322	62,322
Land Improvements	232,269	232,269
Totals	1,267,272	1,267,272
Less accumulated depreciation	(930,638)	(816,065)
Property and equipment, net	$336,634	$451,207

Depreciation expense was $114,572 and $105,506 for the years ended December 31, 2014 and 2013, respectively.

(a)

Includes the machinery under capital leases of $0 and $6,223 at December 31, 2014 and 2013, respectively.

F-17

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

At December 31, 2014 and 2013 intangible assets are as follows:

	2014	2013
Patents	$63,720	$63,720
Less accumulated amortization	(47,761)	(43,825)
Intangible assets, net	$15,959	$19,895

Amortization expense for each of the years ended December 31, 2014 and 2013 was $3,936 and $3,935 respectively.

Estimated Future Amortization Expense as of December 31, 2014:

Years Ended December 31,	Amount
2015	$ 3,936
2016	3,936
2017	3,936
2018	2,541
There after	1,610
Total	$15,959

5. Notes Payable and Capital Lease:

At December 31, 2014 and 2013, the Company had the following promissory notes outstanding:

	2014	2013
23% installment note, secured by equipment, due January 2014, signed personally by a related party	$-	$ 1,275
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2012, in default	77,241	77,241

12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2012, in default	5,000	5,000
14% installment note, secured by equipment, due June 2014, signed personally by related party	-	6,100

13.5% installment note, secured by property, due January 18, 2023	18,639	10,960
15% promissory note payable to individual, due on demand, in default	17,000	17,000
29.49% Dell business credit note for purchase of computer	2,705	3,800
Total notes payable, capital lease and convertible note payable	120,585	121,376
Less: current maturities	(101,946)	(110,416)
Notes payable and capital lease – Long-term	$18,639	$10,960

Maturities of notes payable and capital lease at December 31, 2014 are as follows:

Year ending December 31,
2015	$101,946
2016 and beyond	18,639
$120,585

The 23% installment note, which matured in January 2014, was used to finance repairs on heavy equipment at the Hutchins plant, and was personally signed for by Interim CEO Timothy D Ruddy

The 14% installment note, which matured in June 2014, was used to finance the purchase of a skid steer, and was personally signed for by Interim CEO Timothy D Ruddy

The 13.5% installment note, which matures in 2023, is a tax loan which was used to pay off past due property taxes.

6. Related Party Transactions

At December 31, 2014 and 2013, notes payable - stockholder and notes payable – related party consisted of the following:

	2014	2013
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	$1,108,000	$1,108,000
Notes payable- stockholder	$1,108,000	$1,108,000

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$734,725	$764,841
10% promissory notes payable to Timothy Ruddy Family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$784,725	$814,841

.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

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

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the company and will mature on June 30, 2013.  At the  time of execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock. In the year 2013, this conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,941 accrued interest was converted at $0.10 per share.   As of December 31, 2014, this note is currently in default, and the Company is working with the shareholder to extend the note. In the year 2013, the Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000.

On June 29, 2013 accrued interest of $16,620  due to the shareholder on the consolidated note which has extended to the Company was converted to stock. The Company issued 154,538 shares of common stock to the shareholderin exchange for conversion of the accrued interest. The Company recorded gain of $5,030 on conversion of this accrued interest

The note of $1,108,000 went into default on July 1, 2013. It carried the default interest rate of 18% instead of the 9% while it was maturing. The Company accrued default interest @9% for eighteen months (i.e. for July 2013 to December 2014).

All other debt of the Company is substantially subordinated to Mr. Strain.

As of December 31, 2014 and 2013, accrued interest outstanding on the consolidated note was $307,470 and $108,030, respectively.

Interest expense on the stockholder notes and line of credit for the years ended December 31, 2014 and 2013 was  $199,440 and $147,407, respectively.

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

For the years ended December 31, 2014 and 2013

approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

As of December 31, 2014 and 2013, accrued interest outstanding on the loans was approximately $108,800 and $49,600, respectively.

Interest expense on the loans for the years ended December 31, 2014 and 2013 was approximately $59,200 and $65,000, respectively.

As of December 31, 2014 and December 31, 2013 the outstanding related party notes payable was $734,725 and $764,841  respectively.

Subsequent to December 31, 2014 and through March 25, 2015, Mr. Ruddy has loaned the Company $43,054 in  additional funds under this agreement.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of December 31, 2014 and  2013.

As of December 31, 2014, no interest payments had been made on these notes.

As of December 31, 2014 and 2013 accrued interest on the loan was approximately $26,200 and $20,300 respectively.

7. Income Taxes

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	December 31, 2014	December 31, 2013
Computed “expected” income tax (benefit) at approximately 37%	$(120,702)	$(306,225)
Permanent differences	5,635	3,984
Adjustments to net operating loss carryforwards	134,566	(25,844)
Other adjustments
Change in valuation allowances of deferred income taxes	(19,499)	328,085
Penalties and interest on federal and state income tax returns	27,583	27,583
Income tax expense	$27,583	$27,583

During the year ended December 31, 2014, the Company recorded $27,583 of penalties and interest on prior year unpaid federal and state income tax returns

During the year ended December 31, 2013, the Company recorded $27,583 of penalties and interest on prior year unpaid federal and state income tax returns

The Company has not filed Federal or Colorado state tax returns for the years 2011-2014.  Since the Company will owe no taxes for these tax years due to the large loss carryforwards, management felt that the company’s limited resources were best used in its restructuring operations.  It is expected that these returns will be filed in the second quarter of 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss	$9,188,018	$8,861,806
Property and equipment	47,340	49,603
Expense accruals and other	186,379	181,042
Accrued Payroll	195,234	95,649
Total gross deferred tax assets	9,616,971	9,188,100
Less: Valuation allowance	(9,616,971)	(9,188,100)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Included in deferred tax assets is a federal net operating loss carryforward available to offset future taxable income of approximately $23,390,300 which expires between 2020 and 2030.  Approximately $22,970,200 of these losses is limited under the change in control provisions of Internal Revenue Code Section 382.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon our cumulative losses through December 31, 2014, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $-0- at December 31, 2014.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at December 31, 2014.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of December 31, 2014 and 2013, there were 29,030,914and 25,360,914, respectively, shares of common stock issued and outstanding.

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

On March 29, 2013 the Company issued 2,229,407 shares of stock to a shareholder, in exchange for conversion of $222,941 in interest due Mr. Strain on the series of notes and a line of credit he has extended to the company.

On March 29, 2013 the Company issued 3,054,541 shares of stock to Mr. Timothy Ruddy, Interim CEO and director, in exchange for conversion of $137,149 in interest due Mr. Ruddy on the loan he has extended to the company. However the market rate was $0.10 at the time of the board meeting approving the agreement and issuance, hence the difference of $168,305 was credited to additional paid in capital as a loss on settlement of liability.

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

On April 25, 2014 the Company issued 2,200,000 shares of S-8 stock valued at $107,580 to a consultant involved with development of a carbon credit portfolio for the Company

F-26

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

On June 5, 2014 the Company issued 220,000 shares of common stock valued at $4,950 to a private investor.

On July 17, 2014 the Company issued 500,000 shares of S-8 stock valued at $15,050 to a consultant in conjunction with completion of carbon credit documentation and marketing.

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

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of December 31, 2014:

 Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2014.

Environmental Liability

The Company’s tire operations in Texas are subject to regulation by the TCEQ. At December 31, 2014, the Company had approximately 6,600 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, the Company was able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the land fill transitioned to a project - based system where tireshreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012. Based on these new circumstances, the Company has estimated a disposal cost of approximately $180,300 at December 31, 2014. This amount has been included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets, and reflects a decrease of approximately $107,800 compared to December 31, 2013. This amount has been recorded as environmental remediation income in the accompanying consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at December 31, 2014) for remediation in the event the Company liquidates and the facility closes. The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the company, and $150,000 in cash provided by Mr. Ruddy. The Company has no other asset retirement obligations.

We have accrued approximately $180,300 and $288,100 at December 31, 2014 and 2013, respectively for the cost of disposing of this material under account payable and accrued liabilities.

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

10. Lease Commitments

On March 1, 2014 the company moved its corporate offices to 4835 Monaco St, Commerce City, CO 80022. The lease had a term of 12 months, which began on March 1, 2014 and expires on February 28, 2015.  The Company will pay rent and related costs of $100 per month.  The lease is renewable for 6 month intervals, upon agreement of both parties.

Rent expense for operating leases, including month-to-month rentals, was approximately $1,900 and $4,200 for the years ended December 31, 2014 and 2013, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

Assets	Level I	Level II	Level III	Total
Environmental deposit	$-	$170,000	$-	$170,000
Total Assets	$-	$170,000	$-	$170,000

Vista International Technologies, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

12.Disposal Groups and Non-current Assets Held for Sale

In the first quarter of 2015, Vista management committed to a disposal plan for its Hutchins Tire Processing Facility.  This disposal plan involved the sale of the land, the tire processing business and associated business assets at a price based on recent sales of industrial land in the area, and an analysis of the current business operations of the facility.

Prior to the implementation of this plan, the Company had been evaluating a number of other options for the facility, including a sale leaseback transaction, a sale of the tire processing business by itself, and a conversion of the facility to a Waste-to-Energy facility by way of debt financing or equity investment into the Company.

On March 16, 2015, the Company entered into a Purchase and Sale Agreement with Phoenix Renewable Technologies, Inc. (PRTI)pursuant to which Vista will sell the 26.9 acre industrial site, the tire processing business, and all associated business assets to PRTI for $3,000,000 in cash.

The sale is subject to various closing conditions and deliveries, including deposit of earnest money, PRTI’s review of the physical and environmental condition of the property, and satisfactory completion of customary due diligence. The sale is expected to close prior to June 30, 2015

With respect to this transaction, the following assets and liabilities were reclassified from “held and used” to “held for sale” after the end of the fiscal year (December 31, 2014) but prior to the issuance of this report:

	2014	2013
Assets
Advance to Supplier	$ 18,698	$ -
Environmental Deposit	170,000	170,000
Property and Equipment, Net	333,813	439,201
Total Assets	522,511	609,201

Liabilities
Environmental Remediation Liability	180,333	288,107
Total Liabilities	180,333	288,107

Net Assets	$ 342,178	$ 321,094

13. Subsequent Events

On March 16, 2015 the Company entered into a contract to sell its Hutchins Texas tire processing facility to Phoenix Renewable Technologies, Inc. for $3,000,000.  The closing of the sale is contingent on various closing conditions and deliveries, including deposit of earnest money, PRTI’s review of the physical and environmental condition of the property, and satisfactory completion of customary due diligence.