Form 10-Q
period 2015-03-31
Vista International Technologies Inc
filed 2015-05-15
CIK 1096939

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

As of May 15, 2015, Vista International Technologies, Inc. had outstanding 29,030,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

F-5

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)

Current assets:
Cash	$ 24,845	$ 10,748
Accounts receivable, net	6,469	30,341
Prepaid Insurance	4,008	-
Advance to Supplier	4,397	18,698
Total current assets	39,719	59,787

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	319,323	336,634
Deferred expenses	159,246	139,627
Intangibles, net	14,975	15,959

Total assets	$ 705,160	$ 723,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,719,473	$ 1,673,714
Accrued compensation and payroll liabilities	509,953	502,859
Accrued interest	37,502	35,473
Accrued interest- related parties	151,358	135,040
Accrued interest- stockholder	357,333	307,470
Deferred Revenue	175,000	175,000
Notes payables - related parties	847,780	784,725
Notes payable - stockholder	1,108,000	1,108,000
Notes payable and capital leases, current portion	127,210	101,946
Total current liabilities	5,033,610	4,824,227

Other long-term liabilities
Notes payable and capital leases, less current portion	18,014	18,639

Total liabilities	5,051,624	4,842,866

Commitments and contingencies	-	-

Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,030,914 shares and 25,360,914 issued outstanding at March 31,2015 and December 31, 2014, respectively	29,031	29,031
Additional paid-in capital	64,020,058	64,020,058
Common stock subscription	5,000	5,000
Accumulated deficit	(68,400,553)	(68,173,053)
Total stockholder's deficit	(4,346,464)	(4,118,964)

Total liabilities and stockholders' deficit	$ 705,160	$ 723,903

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

F-5

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue		\
Tipping Fee Revenue	$ 98,639	$ 87,230
Processed Tire Revenue	31,165	115,610
Pilot Project Revenue	-	51,500
Total Revenue	129,804	254,339

Cost of revenue
Tire Operation	150,670	158,613
WTE Operations	-	39,364
Total Cost of Revenue	150,670	197,977

Environmental expense (income)	24,136	(59,087)

Gross (loss) profit	(45,002)	115,450

Operating expenses:
Depreciation and amortization	1,122	2,354
Selling, general and administrative expenses	71,062	76,369
Total operating expenses	72,183	78,723

(Loss) Gain from operations	(117,185)	36,727

Other income (expense):
Interest expense, net	(110,315)	(93,975)

Loss before income taxes	(227,500)	(57,248)

Income tax expenses	-	-

Net loss	$ (227,500)	$ (57,248)

Net loss per share, basic and diluted	$ (0.01)	$ (0.00)

Weighted average common shares outstanding, basic & diluted	29,030,914	25,977,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

F-5

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$ (227,500)	$ (57,249)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	27,567	28,773
Common stock issued for services provided	-	28,500
Environmental remediation expense (income)	24,136	(59,087)
Operating expenses incurred by related party note holder on behalf of the Company	25,554	-
Changes in operating assets and liabilities:
Accounts receivable, net	23,872	(936)
Prepaid expenses	(4,008)	-
Advance to supplier	14,301	-
Deferred revenue	-	88,500
Deferred expenses	(19,619)	(74,523)
Accounts payable and accrued expenses	96,928	97,342
Net cash (used in) provided by operating activities	(38,769)	51,320

Cash flows from investing activities:
Purchase of fixed assets	(9,272)	-
Net cash used in investing activities	(9,272)	-

Cash flows from financing activities:
Repayments on related party notes payable	-	(26,616)
Proceeds from (repayment of) notes payable and capital lease	24,640	(4,752)

Proceeds from related party notes	37,500	-
Net cash provided by (used in) financing activities	62,140	(31,368)

Net increase in cash and cash equivalents	14,099	19,952

Cash and cash equivalents at beginning of period	10,748	7,248

Cash and cash equivalents at end of period	$ 24,847	$ 27,200

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

Non-cash investing and financing activities	$ -	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full year.

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas – This facility is under a contract of sale, which is expected to close in the second quarter of 2015

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Commerce City, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has generated limited revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment

Going Concern and Management’s Plan

The Company reported a net loss of approximately $227,500 and net cash used in operating activities of approximately $38,800 for the three months ended March 31, 2015, has a working capital deficiency of approximately $5.0 million and an accumulated deficit of approximately $68.4 million at March 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the three months ended March 31, 2015, the Company received roughly $63,000 in loans from a related party, and it is expected that the Company will have to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the sale of the Hutchins, Texas tire processing and storage facility.

●

Development of project based opportunities, and

•

Attracting strategic investment

F-5

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015 and 2014

(unaudited)

1. Significant Accounting Policies and Nature of Operations (Continued)

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus had also been placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales to increase revenue and cash flow.  To maximize the increased value of the facility due to improved operations, the company recently agreed to a sale of the facility for $3,000,000.

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

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above. The Company is exploring various financing opportunities but does not have any commitments in place at the present time.

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

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s financial statements.  For the quarter ended March 31, 2015, the company recorded no deferred revenue and $19,600 in deferred expenses for this project.

Concentration of Credit Risk

Our three largest customers comprised approximately 12%, 11% and 11% of revenues for the three months ended March 31, 2015.  Our two largest customers comprised approximately 35% and 20% of revenues for the three months ended March 31, 2014.

Use of Estimates

U.S. generally accepted accounting principles require us to make certain estimates, judgments and assumptions that we believe are reasonable, based on information available at the time they were made.  These estimates, judgments and assumptions can affect the amounts reported in our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects

9

any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

 Reclassifications

Certain reclassifications to the 2014 statements of operations and cash flows have been made in order to conform it to the 2015 presentation.

2. Notes Payable and Capital Lease

At March 31, 2015 and December 31, 2014, the Company had the following promissory notes outstanding:

	March 31, 2015	December 31, 2014
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	77,241	77,241

12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	5,000	5,000

13.7% instalment note, secured by property, due January 18, 2023	18,014	18,593
15% promissory note payable to individual, due on demand, in default	17,000	17,000
29.49% Dell business credit note for purchase of computer	2,472	2,830
26% unsecured note, due September 27, 2015	10,500	-
29.99% line of credit, due September 30, 2015	15,000	-

Total notes payable, capital lease and convertible note payable	145,227	121,376
Less: current maturities	(127,213)	(102,071)
Notes payable and capital lease – Long-term	$ 18,014	$ 18,593

Maturities of notes payable and capital lease at March 31, 2015 are as follows:

Year ending March 31,
2015	$ 127,213
2016 and Beyond	18,014
$ 145,227

Vista International Technologies, Inc.

F-8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015and 2014

 (unaudited)

2. Notes Payable and Capital Lease (Continued)

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013. The Company drew $5,000 against this line of credit as of March 31, 2015.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $77,214 against this line of credit as of March 31, 2015.

On March 27, 2015 the company was issued an unsecured line of credit for $15,000 at a rate of 29.99%.  The line will be repaid in 26 equal weekly payments, with the final payment being due September 30, 2015.

Issuance of Unsecured Loans

On March 27, 2015 the company entered into an unsecured short term loan for $10,500 at a rate of 26%.  The loan will be repaid in monthly installments over the following six months, with the final payment due on September 27, 2015.

3. Related Party Transactions

At March 31, 2015 and December 31, 2014 notes payable - stockholder and notes payable – related parties consisted of the following:

	March 31 2015	December 31, 2014
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	$ 1,108,000	$ 1,108,000
Notes payable- stockholder	$ 1,108,000	$ 1,108,000

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$ 797,780	$ 734,725
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$ 847,780	$ 784,725

Notes payable – stockholders

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the Company and matured on June 30, 2013.  At the time of execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock. This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,941 accrued interest was converted at $0.10 per share. The Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000. As of March 31, 2015, this note is currently in default, and the Company is working with the shareholder to extend the note.

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

As of March 31, 2015 and December 31, 2014, accrued interest outstanding on the loans was approximately $357,300 and $307,500, respectively.

Interest expense on the loans for the three months ended March 31, 2015 and 2014 was approximately $49,900 and $49,900, respectively.

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

As of March 31, 2015 and December 31, 2014, accrued interest outstanding on the loan with Mr. Ruddy was approximately $123,700 and $108,800, respectively.

Interest expense on the loans for the three months ended March 31, 2015 and 2014 was approximately $14,900 and $14,900, respectively.

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of

March 31, 2015.

As of March 31, 2015, no interest payments have been made on these notes. Default has been waived.

As of March 31, 2015 and December 31, 2014 accrued interest on the loan was approximately $27,700 and $26,200, respectively.

Interest expense on the loans for the three months ended March 31, 2015 and 2014 was approximately $1,500.

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

4. Accounts Payable and Accrued Expenses.

 Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014

Accounts payable	$ 789,623	$ 762,922
Accrued liabilities	456,937	444,776
Accrued Federal and State tax liabilities	472,913	466,016
Accrued compensation and payroll liabilities	509,953	502,859
Accrued interest- other	37,502	35,473
Accrued interest-related party	151,358	135,040
Accrued interest- stockholder	357,333	307,470

Total	$ 2,775,619	$ 2,654,556

Vista International Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

The Company disputes the amount of $482,209 of accrued compensation due to prior officer compensation which is  included in the Accrued compensation and payroll liabilities of $509,953 and $502,859 as of March 31, 2015 and  December 31, 2014 respectively.  It is the position of the Company that the officers in question had no formal contracts in place, and further, were negligent in their fiduciary responsibility to the company, causing additional problems with creditors and the Internal Revenue Service.

The Company has accrued liabilities related to environmental remediation expense at the Hutchins tire facility of $204,468 and $180,333 for the three monthsended March 31, 2015, and the fiscal year ended December 31, 2014 respectively.  The Company believes that as tire derived fuel (TDF) operations continue, this amount will decrease as tires on site will be shredded and sold as TDF.

The Company has accrued liabilities of $472,912 as of March 31, 2015 and $466,016as of December 31, 2014 related to amounts accrued to state and federal revenue agencies, due to unfiled tax returns relating to the sale of company assets in 2005 and 2006.  During that timeframe the company sold a helium plant and some related assets, but did not correctly file tax returns.  Certain tax returns were subsequently filed, and the subsidiary that owned the assets was dissolved in 2009. The company has not been approached by any taxing authority regarding these amounts.

The Company plans to use revenues from its tire derived fuel operations to begin to pay down these expenses, but significant repayment of such  will more than likely not  occur until  one of the following occurs:

•

Sale of the Hutchins tire facility

•

Full scale deployment of multiple projects in the Waste to Energy division.

5. Property and Equipment

Following is a summary of property and equipment at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Machinery and equipment	$ 816,304	$ 807,033
Buildings	95,578	95,578
Vehicles	18,985	18,985
Land	51,085	51,085
Furniture, fixtures and equipment	62,322	62,322
Land Improvements	232,269	232,269
Totals	1,276,543	1,267,272
Less accumulated depreciation	(957,220)	(930,638)
Property and equipment, net	$ 319,323	$ 336,634

Depreciation expense was $26, 583 for the three months ended March 31, 2015 and $27,789 for the three months ended March 31, 2014.

6. Intangible Assets

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

At March 31, 2015 and December 31, 2014 intangible assets are as follows:

	March 31, 2015	December 31, 2014
Patents	$ 63,720	$ 63,720
Less accumulated amortization	(48,745)	(47,761)
Intangible assets, net	$ 14,975	$ 15,959

Amortization expense for each of the three months ended March 31, 2015 and 2014 was $984 and $984 respectively.

Estimated Future Amortization Expense as of March 31, 2015:

Years Ended December 31,	Amount
2015	$ 2,952
2016	3,936
2017	3,936
2018	2,541
There after	1,610
Total	$ 14,975

7. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at March 31, 2015 and December 31, 2014.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of March 31, 2015 and December 31, 2014, there were 29,030,914 and 29,030,914 respectively shares of common stock issued and outstanding.

8. Commitments and Contingencies

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

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of March 31, 2015:

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2015, the Company had approximately  7,560 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $204,500 at March 31, 2015.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects an increase of approximately $24,100 compared to December 31, 2014.  This amount has been recorded as environmental remediation expense in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at March 31, 2015) for remediation in the event the Company liquidates and the facility closes.     The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the Company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

9. Disposal Groups and Non-current Assets Held for Sale

In the first quarter of 2015, Vista management committed to a disposal plan for its Hutchins Tire Processing Facility.  This disposal plan involved the sale of the land, the tire processing business and associated business assets at a price based on recent sales of industrial land in the area, and an analysis of the current business operations of the facility.

Prior to the implementation of this plan, the Company had been evaluating a number of other options for the facility, including a sale leaseback transaction, a sale of the tire processing business by itself, and a conversion of the facility to a Waste-to-Energy facility by way of debt financing or equity investment into the Company.

On March 16, 2015, the Company entered into a Purchase and Sale Agreement with Phoenix Renewable Technologies, Inc. (PRTI)pursuant to which Vista will sell the 26.9 acre industrial site, the tire processing business, and all associated business assets to PRTI for $3,000,000 in cash.

The sale is subject to various closing conditions and deliveries, including deposit of earnest money, PRTI’s review of the physical and environmental condition of the property, and satisfactory completion of customary due diligence. The sale is expected to close prior to June 30, 2015

With respect to this transaction, the following assets and liabilities were reclassified from “held and used” to “held for sale” during the Company’s fiscal first quarter ending March 31, 2015:

	March 31, 2015	December 31, 2014
Assets
Advance to Supplier	$ 4,397	$ 18,698
Environmental Deposit	170,000	170,000
Property and Equipment, Net	316,640	333,813
Total Assets	491,037	522,511

Liabilities
Environmental Remediation Liability	204,468	180,333
Total Liabilities	204,468	180,333

Net Assets	$ 286,569	$ 342,178

10. Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the unaudited condensed consolidated financial statements.

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended March 31, 2015, compared with the operating results for the period ended March 31, 2014.

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

•

Inability to attract adequate debt or equity funding to implement our business plan

•

Delay in successfully demonstrating the next generation of our Thermal Gasifier™ technology

•

Ongoing operating losses

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas. This facility is under a pending contract of sale.

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Commerce City, Colorado.

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

Environmental Liability

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.  The company has applied for an extension to this permit in order to complete the sale of the facility

At March 31, 2015, the Company had approximately 7,560 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $204,500 at March 31, 2015.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2014, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $227,500 and net cash used in operating activities of approximately $38,800 for the three months ended March 31, 2014, has a working capital deficiency of approximately $5.0 million and an accumulated deficit of approximately $68.4 million at March 31, 2015  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the three months ended March 31, 2015, the Company received loan proceeds of $63,000 from related parties, and expects that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs until a significant investment into the company is recognized.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the sale of the Hutchins, Texas tire processing and storage facility

●

Development of project based opportunities, and

●

Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales of processed tire products to increase revenue and cash flow.  In February 2012, the Company began operation of the shredding equipment for its TDF production line.  The Hutchins facility is currently under contract for sale, with an expected close in the second quarter of 2015.

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

Summary

Management believes that current revenue levels will not be sufficient to meet our operational needs and execute the Company’s complete business plan. The Company is seeking additional funding for the activities described above, but does not have any firm commitments for funding.

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

Results of Operations

Overview:

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014

Vista International Technologies Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014	2015 vs 2014	% Change

Revenue		\
Tipping Fee Revenue	$ 98,639	$ 87,230	$ 11,409	13.1%
Processed Tire Revenue	31,165	115,610	(84,445)	-73.0%
Pilot Project Revenue	0	51,500	(51,500)	-100.0%
Total Revenue	129,804	254,339	(124,536)	-49.0%

Cost of revenue
Tire Operation	150,670	158,613	(7,943)	-5.0%
WTE Operations	-	39,364	(39,364)	-100.0%
Total Cost of Revenue	150,670	197,977	(47,307)	-23.9%

Environmental expense (income)	24,136	(59,087)	83,223	-140.8%

Gross (loss) profit	(45,002)	115,450	(160,452)	-139.0%

Operating expenses:
Depreciation and amortization	1,122	2,354	(1,232)	-52.3%
Selling, general and administrative expenses	71,062	76,369	(5,308)	-6.9%
Total operating expenses	72,183	78,723	(6,540)	-8.3%

(Loss) Gain from operations	(117,185)	36,727	(153,912)	-419.1%

Other income (expense):
Interest expense, net	(110,315)	(93,975)	(16,340)	17.4%

Loss before income taxes	(227,500)	(57,248)	(170,252)	297.4%

Income tax expenses	-	-

Net loss	$ (227,500)	$ (57,248)	$ (170,252)	297.4%

Net loss per share, basic and diluted	$ (0.01)	$ (0.00)	$ -	255.6%

Weighted average common shares outstanding, basic & diluted	29,030,914	25,977,581	3,053,333	11.8%

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Results of Operations for the Three Months Ended March 31, 2015 and 2014.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, revenue from sales of TDF (tire derived fuel) and other processed tire material, and revenue from the construction of the Company’s WTE project declined 49%, or roughly $124,500  as compared with the three months ended March 31, 2015.  The decrease was mainly due to weak sales of processed tire material, as two of the Company’s major customers were inactive for maintenance/repair for much of the quarter.  In addition, due to the current stage of construction of the Company’s WTE pilot project, no WTE revenue was booked in the quarter.  The Company did see tipping fee income rise 13% in the quarter, due mainly to larger incoming tonnage at the facility.  The Company’s customer list in 2015 is roughly consistent with its customer list in 2014.

Three customers comprised roughly 12%, 11%, and 11% of revenues for the three months ended March 31, 2015.  Two customers comprised approximately 35% and 20% of revenues for the three months ended March 31, 2014.

Cost of Revenue

Cost of revenue for our tire processing operations decreased by 5%, or approximately $8,000 from the year earlier period due mainly to reduced hauling charges which stemmed from reduced shipments of processed tire material. Management expects the cost of revenue to remain roughly constant at this level until the closing of the sale of the facility.  Since no revenue was booked for the WTE segment, there was no cost of revenue for the first quarter.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the TCEQ.  At March 31, 2015, the Company had approximately         7,560  tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel (TDF) production line, starting production in February 2012 to allow the company to generate revenue from the off take of material from the site.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $204,500 at March 31, 2015, resulting in an expense of approximately $24,100 for the three months ended March 31, 2015, as compared to income of approximately $59,100 in the comparable prior period.  Management believes that the cost of disposal will decrease in the future as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at March 31, 2015) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $153,500 as of March 31, 2015.  Accordingly, our assurance is sufficient as of March 31, 2015.

Operating Expenses

Operating expenses decreasedby approximately $6,500, or 8% for the three months ended March 31, 2015 as compared to the year ago period.  The decrease was due to continued reductions in corporate overhead.

Interest Expense

Interest expense increased roughly 17%, or $16,300 in the three months ended March 31, 2015.  This increase was mainly due to accrued finance charges on some outstanding delinquent accounts

Liquidity and Capital Resources

The Company had a cash balance of approximately $24,800 as of March 31, 2015.  Our cash balance increased approximately $14,100as compared to December 31, 2014, due primarily to increase incoming tonnage at our tire facility, and loans received from a related party.

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

As of March 31, 2015, we had a working capital deficiency of approximately $5.0 million, which includes notes payable to a stockholder of roughly $1.1 million (notes currently in default), notes payable to related parties of approximately $847,800, a liability of approximately $204,500 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $500,000.

During the three months ended March 31, 2015, the Company received loan proceeds of $63,000 from related parties or shareholders to help with working capital.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2015, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2015. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of March 31 2015, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2015, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of March 31, 2015.

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

10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29 10.30 10.31 10.32

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

Lease Agreement dated March 1, 2012 between Vista International Technologies, Inc, and Electric Power Equipment Company.

Equipment Financing Agreement, dated February 15, 2012, between Vista International Technologies, Inc (Timothy Ruddy) and REO Holdings.

Amended, Restated and Consolidated Note, dated March 29, 2013 between Vista International Technologies, Inc and Richard Strain.

Consulting Agreement dated April 1, 2013 between Vista International Technologies, Inc and Daniel Chasse (with subsequent addenda)

Consulting Agreement, dated November 15, 2013 between Vista International Technologies, Inc and John Massa.

Carbon Credit Project Development and Consultancy Agreement, dated April 23, 2014 between Green Giant Ventures and Vista International Technologies, Inc

Alternative Fuel Purchase Agreement, dated December 9, 2014, between Vista International Technologies, Inc and Geocycle, LLC.

Contract of Sale for Hutchins Tire Processing Facility, dated March 16, 2015, between Vista International Technologies, Inc and Phoenix Renewable Technologies, Inc.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: May 15, 2015	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer and Principal Accounting Officer

Date: May 15, 2015	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer