Form 10-Q
period 2015-06-30
Vista International Technologies Inc
filed 2015-08-19
CIK 1096939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2015; or

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

As of August 14, 2015, Vista International Technologies, Inc. had outstanding 29,030,914 shares of common stock, par value $0.001 per share.

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Vista International Technologies Inc.
Condensed Consolidated Balance Sheets
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$ 6,737	$ 10,748
Accounts receivable, net	6,020	30,341
Prepaid Insurance	3,752	-
Advance to Supplier	4,397	18,698
Total Current Assets	20,906	59,787

Environmental deposit	170,000	170,000
Deposits	1,896	1,896
Property and equipment, net	292,314	336,634
Deferred expenses	-	139,627
Intangibles, net	13,991	15,959
Total assets	$ 499,107	$ 723,903

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 1,769,499	$ 1,673,714
Accrued compensation and payroll liabilities	508,244	502,859
Accrued interest	39,533	35,473
Accrued interest-related parties	168,522	135,040
Accrued Interest - stockholder	407,190	307,470
Notes payables - related parties	828,880	784,725
Notes payable - stockholder	1,108,000	1,108,000
Notes payable and capital leases, current portion	164,398	101,946
Deferred revenue	3,000	175,000
Total current liabilities	4,997,266	4,824,227

Other long-term liabilities		-
Notes payable and capital leases, less current portion	17,760	18,639
Total liabilities	5,015,026	4,842,866

Commitments and contingencies
Stockholder's deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31,2014	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,030,914 shares issued outstanding at June 30, 2015 and December 31,2014, respectively	29,031	29,031
Additional paid-in capital	64,020,059	64,020,058
Common stock to be issued	5,000	5,000
Accumulated deficit	(68,570,009)	(68,173,053)
Total stockholder's deficit	(4,515,919)	(4,118,964)
Total liabilities and stockholders' deficit	$ 499,107	$ 723,903
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues
Tipping fee revenue	$ 126,383	$ 81,233	$ 225,022	$ 168,463
Processed tire revenue	31,786	66,489	62,951	182,099
Pilot project revenue	225,000	27,900	225,000	79,400
Total Revenue	383,169	175,623	512,972	429,962

Cost of revenue
Tire operations	165,871	124,065	316,541	282,677
WTE operations	217,175	18,783	217,175	58,147
Total Cost of Revenue	383,046	142,848	533,716	340,824

Environmental remediation expenses (income)	50,405	(14,327)	74,541	(73,414)

Gross (loss) profit	(50,283)	47,101	(95,284)	162,551

Operating expenses:
Depreciation and amortization	1,709	2,354	2,831	4,709
Selling, general and administrative expenses	35,440	179,523	106,501	255,891
Total operating expenses	37,149	181,877	109,332	260,600

Loss from operations	(87,431)	(134,776)	(204,616)	(98,048)

Other income (expense):
Interest expense, net	(82,025)	(75,385)	(192,340)	(169,362)
	(82,025)	(75,385)	(192,340)	(169,362)

Loss before income taxes	(169,456)	(210,161)	(396,956)	(267,410)

Income tax expenses	-	-	-	-

Net loss	$ (169,456)	$ (210,161)	$ (396,956)	$ (267,410)

Net loss per share, basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	29,030,914	27,793,551	29,030,914	26,890,583

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Vista International Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$ (396,956)	$ (267,410)
Adjustments to reconcile net loss to net
Cash (used in) provided by operating activities:
Depreciation and amortization	55,560	57,546
Operating expenses incurred by related party noteholder	25,554	8,319
Common stock issued for Services provided	-	136,080
Environmental remediation expense (income)	74,541	(73,413)
Changes in operating assets and liabilities:
Accounts receivable, net	24,321	17,596
Prepaid expenses	(3,752)	-
Deferred expenses	139,627	(90,275)
Deferred revenue	(172,000)	90,600
Advance to supplier	14,301	-
Accounts payable and accrued expenses	163,892	160,979
Net cash (used in) provided by operating activities	(74,912)	40,022

Cash flows from investing activities:
Purchase of fixed assets for cash	(9,272)	-
Net cash used ininvesting activities	(9,272)	-

Cash flows from financing activities:
Proceeds from (repayment of) notes payable and capital lease	61,573	(8,039)
Proceeds from issuance of Common Stock	-	4,950
Proceeds from (repayment of) related party notes payable	18,600	(28,615)
Net cash provided by (used in) financing activities	80,173	(31,704)

Net (decrease) increase in cash and cash equivalents	(4,011)	8,318

Cash and cash equivalents at beginning of period	10,748	7,248

Cash and cash equivalents at end of period	$ 6,737	$ 15,566

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

F-5

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015 and 2014

(unaudited)

1. Significant Accounting Policies and Nature of Operations

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements, which include the wholly-owned subsidiaries of Vista International Technologies, Inc. (the “Company”, “we”, “our”), have been prepared by the Company in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. The financial information has not been audited and should not be relied upon to the same extent as audited financial statements. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements and related notes contained in the Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for for any subsequent quarter or the entire year ending December 31, 2015.

Description of Business

The Company is in the business of developing, commercializing and operating renewable energy and waste-to-energy (“WTE”) technologies and projects.

The Company is currently conducting its business in the following areas:

●	Tire processing operation in Hutchins, Texas – This facility is under a contract of sale, which is expected to close in the third quarter of 2015

●	Renewable energy and WTE projects utilizing the Company’s Thermal Gasifier™ technology and corporate administration at the Company’s offices in Commerce City, Colorado.

Discrete financial information is not presently maintained for our WTE business as it has generated limited revenues.  In addition, management makes investing and resource allocation decisions based on the combined results of both the processing and WTE business.  Accordingly, we only have one reportable segment

Going Concern and Management’s Plan

The Company reported a net loss of approximately $397,000 and net cash used in operating activities of approximately $74,915 for the sixmonths ended June 30, 2015, has a working capital deficiency of approximately $4.9 million and an accumulated deficit of approximately $68.6 million at June 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or to obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

During the six months ended June 30, 2015, the Company received roughly $18,600 in loans from a related party, and it is expected that the Company will have to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs for the foreseeable future.

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

Three and six months ended June 30, 2015 and 2014

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

During the quarter ended March 31, 2013 the Company began construction of a pilot waste-to-energy project in the northeastern US.  The project is being funded entirely by an outside party.  The Company is receiving payments in advance of services being performed and finished products being delivered to the project site.  As such, these advance payments are being accounted for as deferred revenue in the Company’s financial statements.  When products are purchased or services performed, these transactions will be recorded as deferred expenses in the Company’s consolidated financial statements.  For the six months ended June 30, 2015, the company recorded $225,000 in deferred revenue and roughly $217,200 in deferred expenses for this project.

Concentration of Credit Risk

Our largest customer comprised approximately 59% of revenues for the three months ended June 30, 2015, and approximately 44% of revenue for the six months ended June 30, 2015.Our two largest customers comprised approximately 32% and 18% of revenues for the six months ended June 30, 2014, and 26% and 16% of revenues for the three months ended June 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

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

 Reclassifications

Certain reclassifications to the 2014 statements of operations and cash flows have been made in order to conform it to the 2015 presentation.

2. Notes Payable and Capital Lease

At June 30, 2015 and December 31, 2014, the Company had the following promissory notes outstanding:

	June 30, 2015	December 31, 2014
12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	$ 77,241	$ 77,241

12% Line of credit payable, secured by assets of the Company, due on demand after June 30, 2013	5,000	5,000

13.7% instalment note, secured by property, due January 18, 2023	17,760	18,639
15% promissory note payable to individual, due on demand, in default	17,000	17,000
29.49% Dell business credit note for purchase of computer	2,253	2,705
26% unsecured note, due September 27, 2015	13,559	-
29.99% line of credit, due September 30, 2015	14,982	-
29.7% unsecured note due June 10, 2016	27,923
23.9% line of credit due September 23, 2015	6,440
Total notes payable, capital lease and convertible note payable	182,158	120,585
Less: current maturities	(164,398)	(101,946)
Notes payable and capital lease – Long-term	$ 17,760	$ 18,639

Maturities of notes payable and capital lease at June 30, 2015 are as follows:

Year ending June 30,
2016	$164,398
2017 and Beyond	17,760
$182,158

Vista International Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2015and 2014

 (unaudited)

2. Notes Payable and Capital Lease (Continued)

Issuance of Lines of Credit

On April 18, 2012 the company was issued a line of credit for $5,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue from July 1, 2012, with the balance being due on demand anytime after June 30, 2013. The Company drew $5,000 against this line of credit as of June 30, 2015.

On April 26, 2012 the company was issued a line of credit for $80,000 at a rate of 12% interest, secured by the assets of the company.  Interest on the Line began to accrue on July 1, 2012, with the balance being due on demand anytime after June 30, 2013.  The Company drew $77,214 against this line of credit as of June 30, 2015.

On March 27, 2015 the company was issued an unsecured line of credit for $15,000 at a rate of 29.99%.  The line will be repaid in 26 equal weekly payments, with the final payment being due September 30, 2015.

On April 3, 2015 the company was issued an unsecured line of credit for $10,000 at a rate of 23.9%.  Advances against this line will be repaid in 12 equal weekly installments, with the final payments due September 23, 2015.

Issuance of Unsecured Loans

On March 27, 2015 the company entered into an unsecured short term loan for $10,500 at a rate of 26%.  The loan will be repaid in monthly installments over the following six months, with the final payment due on September 27, 2015.

On April 3, 2015 the company entered into an unsecured short term  loan for $32,700 at a rate of $29.7%.  The loan will be repaid in daily (weekday) installments over the following 14 months, with the final payment due on June 10, 2016

3. Related Party Transactions

At June 30, 2015 and December 31, 2014 notes payable - stockholder and notes payable – related parties consisted of the following:

	June 30, 2015	December 31, 2014
9% Promissory note payable Richard Strain – stockholder, due June 30, 2013, secured by a first priority security interest in Company assets- in default	$1,108,000	$1,108,000
Notes payable- stockholder	$1,108,000	$1,108,000

8% promissory notes payable - Timothy Ruddy, due on demand, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain	$778,880	$734,725
10% promissory notes payable to Timothy Ruddy family member, cash interest of 10%	5,000	5,000
12% promissory notes payable to Timothy Ruddy family members, cash interest of 10% and Company stock of 2%, secured by all of the Company’s assets, security interest is subordinated to the loans extended by Mr. Strain, interest due quarterly-default waived	45,000	45,000
Notes payable-related parties	$828,880	$784,725

Notes payable – stockholders

On March 29, 2013, the Company consolidated all of Mr. Strain’s debt into a single consolidated $1,108,000 note and mortgage with interest rate of 9% per annum and subsequently on April 5, 2013 this was acknowledge by Mr. Strain and loaned $15,000 as additional funds to the Company. This loan is secured by all assets of the Company and  matured on June 30, 2013.  At the time of execution of this note, all of the outstanding interest owed to Mr. Strain was converted to common stock. This conversion resulted in the issuance of 2,229,407 shares to Mr. Strain. $222,941 accrued interest was converted at $0.10 per share. The Company recorded a gain of $3,930 on consolidation into one single note of $1,108,000. As of June 30, 2015, this note is currently in default, and the Company is working with the shareholder to extend the note.

On June 29, 2013 accrued interest of $16,620 due to the shareholder on the consolidated note he has extended to the Company was converted to stock. The Company issued 154,538 shares of common stock to the shareholder in exchange for conversion of the accrued interest. The Company recorded gain of $5,030 on conversion of this accrued interest in the year 2013.

All other debt of the Company is substantially subordinated to Mr. Strain.

As of June 30, 2015 and December 31, 2014, accrued interest outstanding on the loans was approximately $407,200 and $307,500, respectively.

Interest expense on the loans for the three and six months ended June 30, 2015 was approximately $49,900 and $99,700 respectively.Interest expense on the loans for the three and six months ended June 30, 2014 was approximately $49,900 and $99,700, respectively.

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

As of June 30, 2015 and December 31, 2014, accrued interest outstanding on the loan with Mr. Ruddy was approximately $139,400 and $108,800, respectively.

Interest expense on the loans for the three and six months ended June 30, 2015 was approximately $15,700 and $30,600,respectively.  Interest expense on the loans for the three and six months ended June 30, 2014 was approximately $14,700 and $29,500, respectively.

Notes payable – related party family

10%-12% promissory note payable to Timothy Ruddy family member has an outstanding balance of $50,000 as of June 30, 2015.

As of June 30, 2015, no interest payments have been made on these notes. Default has been waived.

As of June 30, 2015 and December 31, 2014 accrued interest on the loan was approximately $29,100 and $22,700, respectively.

Interest expense on the loans for the three and six months ended June 30, 2015 was approximately $1,500 and $2,900Interest expense on the loans for the three and six months ended June 30, 2014 was approximately $1,500 and $2,900.

4. Accounts Payable and Accrued Expenses.

 Accounts payable and accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014

Accounts payable	$778,648	$762,922
Accrued liabilities	511,041	444,776
Accrued Federal and State tax liabilities	479,810	466,016
Total Accounts payable and accrued liabilities	1,769,499	1,673,714
Accrued compensation and payroll liabilities	508,244	502,859
Accrued interest- other	39,533	35,473
Accrued interest-related party	168,522	135,040
Accrued interest- stockholder	407,190	307,470

Total	$2,892,988	$2,654,556

Vista International Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

Three and six months ended June 30, 2015 and 2014

The Company disputes the amount of $482,209 of accrued compensation due to prior officer compensation which is  included in the Accrued compensation and payroll liabilities of $508,244 and $502,859 as of June 30, 2015 and  December 31, 2014 respectively.  It is the position of the Company that the officers in question had no formal contracts in place, and further, were negligent in their fiduciary responsibility to the company, causing additional problems with creditors and the Internal Revenue Service.

The Company has accrued liabilities related to environmental remediation expense at the Hutchins tire facility of $254,900 and $180,333 as of June 30, 2015and December 31, 2014 respectively. This amount is included in accrued liabilities. The Company believes that as tire derived fuel (TDF) operations continue, this amount will decrease as tires on site will be shredded and sold as TDF.

The Company has accrued liabilities of $479,810as of June 30, 2015 and $466,016as of December 31, 2014 related to amounts accrued to state and federal revenue agencies, due to unfiled tax returns relating to the sale of company assets in 2005 and 2006.  During that timeframe the company sold a helium plant and some related assets, but did not correctly file tax returns.  Certain tax returns were subsequently filed, and the subsidiary that owned the assets was dissolved in 2009. The company has not been approached by any taxing authority regarding these amounts.

The Company plans to use revenues from its tire derived fuel operations to begin to pay down these expenses, but significant repayment of such  will more than likely not  occur until  one of the following occurs:

•

Sale of the Hutchins tire facility

•

Full scale deployment of multiple projects in the Waste to Energy division.

5. Property and Equipment

Following is a summary of property and equipment at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Machinery and equipment (a)	$816,304	$807,033
Buildings	95,578	95,578
Vehicles	18,985	18,985
Land	51,085	51,085
Furniture, fixtures and equipment	62,322	62,322
Land Improvements	232,269	232,269
Totals	1,276,543	1,267,272
Less accumulated depreciation	(984,229)	(930,638)
Property and equipment, net	$292,314	$336,634

Depreciation expenses for the three and six months ended June 30, 2015 were $27,009 and $53,592, respectively. Depreciation expenses for the three and six months ended June 30, 2014 were $27,789 and $55,578, respectively.

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

At June 30, 2015 and December 31, 2014 intangible assets are as follows:

	June 30, 2015	December 31, 2014
Patents	$63,720	$63,720
Less accumulated amortization	(49,729)	(47,761)
Intangible assets, net	$13,991	$15,959

Amortization expense for each of the six months ended June 30, 2015 and 2014 was $1968.

Estimated Future Amortization Expense as of June 30, 2015:

Years Ended December 31,	Amount
2015	$ 1,968
2016	3,936
2017	3,936
2018	2,541
There after	1,610
Total	$14,975

6. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $0.001 par value, authorized for issuance. Our board of directors is vested with the authority to provide for the issuance of and terms of the preferred shares. No preferred shares have been issued and no terms have been provided at June 30, 2015 and December 31, 2014.

Common Stock

The Company has 200,000,000 shares of common stock, $0.001 par value, authorized for issuance. As of June 30, 2015 and December 31, 2014, there were 29,030,914 and 29,030,914 respectively shares of common stock issued and outstanding.

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

Encumbrances on Company Assets

The following encumbrances exist on the Company’s assets as of June 30, 2015:

Mechanic’s lien filed by a contractor for approximately $86,000 for services provided October, 2007 through April, 2008.  Lien expired in August 2011 under statute of limitations for such liens in Texas. The liability for this judgment is still included in accounts payable and accrued liabilities in the consolidated balance sheets

Environmental Liability

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality TCEQ.  At June 30, 2015, the Company had approximately  9,190 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project-based system where tire shreds are requested as needed, and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory. Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012.    Based on these new circumstances, the Company has estimated a disposal cost of approximately $254,900 at June 30, 2015.  This amount has been included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and reflects an increase of approximately $74,500 compared to December 31, 2014.  This amount has been recorded as environmental remediation expense in the accompanying unaudited condensed consolidated statements of operations.

The Company’s registration with the TCEQ requires the Company to provide financial assurance (approximately $170,000 at June 30, 2015) for remediation in the event the Company liquidates and the facility closes.     The Company currently has $170,000 on deposit with the TCEQ, Consisting of $20,000 in cash provided by the Company, and $150,000 in cash provided by Mr. Ruddy, The Company has no other asset retirement obligations.

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

The sale is subject to various closing conditions and deliveries, including deposit of earnest money, PRTI’s review of the physical and environmental condition of the property, and satisfactory completion of customary due diligence. The sale is expected to close prior to September 30, 2015

With respect to this transaction, the following assets and liabilities were reclassified from “held and used” to “held for sale” during the Company’s fiscal first quarter ending March 31, 2015.  They were still considered as “held for sale” as of June 30, 2015:

	June 30, 2015	December 31, 2014
Assets
Advance to Supplier	$ 4,397	$ 18,698 -
Environmental Deposit	170,000	170,000
Property and Equipment, Net	292,314	333,813
Total Assets	466,711	522,511

Liabilities
Environmental Remediation Liability	254,873	180,333
Total Liabilities	254,873	180,333

Net Assets	$ 211,838	$ 342,178

9. Subsequent Events

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

The Management’s Discussion and Analysis is intended to help stockholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. It explains trends in the Company’s financial condition and results of operations for the period ended June 30, 2015, compared with the operating results for the period ended June 30, 2014.

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

Environmental Liability

Our tire processing operations are subject to regulation by the Texas Commission on Environmental Quality (TCEQ). We are registered with the TCEQ, which allows us to receive, store, transport and process waste tires.  Our registration was renewed on April 23, 2010 and our permit was granted through April 25, 2015.  The company has applied for an extension to this permit in order to complete the sale of the facility

At June 30, 2015, the Company had approximately 9,190 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we were able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February, 2011, the landfill transitioned to a project based system where tire shreds are requested as needed and the Company is now required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the Company has since installed a tire derived fuel (TDF) line to create additional revenue from disposal of the tires and has been selling TDF since February 2012, Based on these circumstances, the Company has estimated a disposal cost of approximately $254,900 at June 30, 2015.

Going Concern

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2014, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reported a net loss of approximately $397,000 and net cash used in operating activities of approximately $74,915 for the six months ended June 30, 2015, has a working capital deficiency of approximately $4.5 million and an accumulated deficit of approximately $68.6 million at June 30, 2015  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations or obtain equity investment or additional financing to meet obligations on a timely basis and ultimately achieve profitable operations.

Management’s Plan

During the six months ended June 30, 2015, the Company received loan proceeds of $ 18,600 from related parties, and expects that the Company will continue to rely on loans, including those from related parties and issuances of shares in private placements to meet its working capital needs until a significant investment into the company is recognized.

Management plans to focus the Company’s resources in four key areas:

●

Thermal Gasifier™ engineering design and deployment

●

Maximizing value from the sale of the Hutchins, Texas tire processing and storage facility

●

Development of project based opportunities, and

●

Attracting strategic investment

TDF Production

Management considers the Thermal Gasifier ™ and waste-to-energy segment to be our core business. However, significant focus is also being placed on the improvement of the tire processing operation at our Hutchins, TX facility to increase production and reduce operating costs, and expand sales of processed tire products to increase revenue and cash flow.  In February 2012, the Company began operation of the shredding equipment for its TDF production line.  The Hutchins facility is currently under contract for sale, with an expected close in the third quarter of 2015.

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

Results of Operations

Overview:

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014

Vista International Technologies, Inc
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited)
	Three Months Ended		Increase(Decrease)		Six Months Ended		Increase(Decrease)
	30-Jun-15	30-Jun-14	$ Chg	%Chg	30-Jun-15	30-Jun-14	$ Chg	%Chg
Revenue
Tipping Fee Revenue	$126,383	$81,233	$45,150	55.60%	$225,022	$168,463	$56,559	33.60%
Processed Tire Revenue	31,786	66,489	-34,703	-52.20%	62,951	182,099	-119,148	-65.40%
Pilot Project Revenue	225,000	27,900	197,100	706.50%	225,000	79,400	145,600	183.40%
Total Revenues	383,169	175,623	207,546	118.20%	512,972	429,962	83,010	19.30%

Cost of Revenue
Tire Operations	165,871	124,065	41,807	33.70%	316,541	282,677	33,864	12.00%
WTE Operations	217,175	18,783	198,392	1056.20%	217,175	58,147	159,028	273.50%
Total cost of revenue	383,046	142,848	240,199	168.20%	533,716	340,824	192,892	56.60%

Environmental remediation expenses	50,405	-14,327	64,731	-451.80%	74,541	-73,414	147,954	-201.50%

Gross (loss) profit	-50,283	47,101	(97,384)	-206.80%	-95,284	162,551	-257,836	-158.60%

Operating expenses:
Depreciation	1,709	2,354	-645	0	2,831	4,709	-1,878	-39.90%
Selling, general and administrative expenses	35,440	179,523	-144,083	-80.30%	106,501	255,891	-149,389	-58.40%
Total operating expenses	37,149	181,877	-144,728	-79.60%	109,332	260,600	-151,268	-58.00%

Loss from operations	-87,431	-134,776	47,344	-35.10%	-204,616	-98,048	-106,568	108.70%

Other income (expense):
Interest expense, net	-82,025	-75,385	-6,640	8.80%	-192,340	-169,362	-22,978	13.60%

Loss before income taxes	-169,456	-210,161	40,704	-19.40%	-396,956	-267,410	-129,546	48.40%

Income tax expenses	-	-			-	-

Net loss	$ (169,456)	$ (210,161)	$ 40,704	-19.40%	$ (396,956)	$ (267,410)	$ (129,546)	48.40%

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Results of Operations for the Three Months Ended June 30, 2015 and 2014.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, revenue from sales of TDF (tire derived fuel), and from gasification project revenue, increased 118%, or approximately $208,000 as compared with the three months ended June 30, 2014.  The majority of the increase was due to the recognition of significant gasification revenue in 2015 from the completion and delivery of the Thermal Gasifier to the project site. The company also saw an increase of $45,000, or 56% in tipping fee revenue in the second quarter of 2015 due to larger incoming tire volumes.  These gains were offset by lower processed tire material sales due to unexpected downtime at one of our largest customers. Processed tire sales fell $34,700 or 52%.  The Company’s customer list for its tire operations in 2015 is consistent with its customer list in 2014.

Our largest customer comprised approximately 59% of revenues for the three months ended June 30, 2015. Our two largest customers comprised approximately and 26% and 16% of revenues for the three months ended June 30, 2014.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015 increased168%, or roughly $240,200, as compared with the year ago period. Cost of revenue from tire operations increased 34% or $41,800 mainly due to expenses related to the sale of the Hutchins tire facility.  Cost of revenue from WTE operations increased roughly $198,400 due to the nature of the components shipped in the second quarter 2015, versus those booked in 2014.  Management expects the cost of revenue to remain roughly consistent with these levels for tire processing operations, and to rise and fall with the level of gasification project activity in the gasification segment.

.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality TCEQ.  At June 30, 2015, the Company had approximately 9,190 tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel(TDF) production line, starting production in February 2012 to allow the company to generate revenue from the offtake of material from the site.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $254,900 at June 30, 2015, resulting in an expense of $50,400 for the three months ended June 30, 2015 as compared to income of  approximately $14,300 in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

 The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2015) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $157,600 as of June 30, 2015.  Accordingly, our assurance covers our liabilities according to the TCEQ regulations.

Operating Expenses

Operating expenses decreased approximately $144,700 for the three months ended June 30, 2015 as compared to the year ago period.  The decrease was due to continued reductions in corporate overhead, and the absence of stock issuance for certain consulting services which occurred in 2014.  Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the Company to begin expanding the business.

Interest Expense

Interest expense increased approximately $6,600 in the three months ended June 30, 2015 versus the year ago period.  The increase was mainly due to interest on some short term lending arrangements the company made in early 2015related to preparations for the sale of the Hutchins facility.

Results of Operations for the Six Months Ended June 30, 2015 and 2014.

Revenue

Revenue, which consists primarily of tipping fees received for acceptance of whole passenger and truck tires, revenue from sales of TDF (tire derived fuel) and other processed tire material, and revenue from the construction of the Company’s WTE project increased 19%, or roughly $83,000  as compared with the six months ended June 30, 2014.  The six month period for 2015 was marked by significant increases in tipping fee revenueapproximately ($56,600) and pilot project revenue approximately($145,600), which was offset by a decrease of approximately $119,100 in sales of processed tire material, as two of the Company’s major customers were inactive for maintenance/repair for a significant part of the period.  The Company’s customer list in 2015 is roughly consistent with its customer list in 2014.

 Our largest customer comprised approximately 59% of revenues for the three months ended June 30, 2015.   Our two largest customers comprised approximately 26% and 16% of revenues for the three months ended June 30, 2014.

Cost of Revenue

Cost of revenue for our tire processing operations increased  by 12%, or approximately $33,900 from the year earlier period due mainly to additional expenses related to the proposed sale of the Hutchins facility . Management expects the cost of revenue to remain roughly constant at this level until the closing of the sale of the facility.  WTE cost of revenue increased 274%, or roughly $159,000, due to the fact that the 2015 period included shipment of the Thermal Gasifier for the WTE pilot project, the most expensive piece of equipment for the project.

Environmental remediation expense

Our tire operations in Texas are subject to regulation by the Texas Commission of Environmental Quality “TCEQ”.  At June 30, 2015, the Company had approximately         9,190  tons of whole tires, partially shredded tires, tire chips and process waste stored onsite at the tire processing and storage facility. Through January 2011, we had been able to dispose of this material at a municipal landfill site with minimal disposal and transportation costs. In February 2011, the landfill transitioned to a project based system where tire shreds were requested as needed and the Company was required to pay transportation and disposal costs in order to reduce its tire shred inventory.  Consequently, the company installed a tire derived fuel (TDF) production line, starting production in February 2012 to allow the company to generate revenue from the off take of material from the site.  Based on these new circumstances, the Company has estimated a disposal cost of approximately $254,900 at June 30, 2015, resulting in an expense of approximately $74,500 for the six months ended June 30, 2015, as compared to income of approximately $73,400in the comparable prior period.  Management believes that the cost of disposal will decrease as the tire inventory is reduced over future periods due to TDF production exceeding incoming tonnage.

The Company’s registration with the TCEQ requires the Company to provide financial assurance in the form of letters of credit (approximately $170,000 at June 30, 2015) for remediation in the event the Company liquidates and the facility closes.  The amount of assurance that would be required (computed utilizing TCEQ regulations) is approximately $157,600 as of June 30, 2015.  Accordingly, our assurance is sufficient as of June 30, 2015.

Operating Expenses

Operating expenses decreasedby approximately $151,300 or 58% for the six months ended June 30, 2015 as compared to the year ago period.  The decrease was due to continued reductions in corporate overhead, and the absence of stock issuance for consulting services.Management anticipates that these expenses will continue to be minimized until liquidity is sufficient to allow the Company to begin expanding the business

Interest Expense

Interest expense increased roughly 13.6%, or $23,000 in the six months ended June 30, 2015.  This increase was mainly due to accrued finance charges on some outstanding delinquent accounts and additional borrowing related to preparations for the sale of the Hutchins facility

Liquidity and Capital Resources

The Company had a cash balance of approximately $6,700 as of June 30, 2015.  Our cash balancedecreased approximately $4,000as compared to December 31, 2014, due primarily to additional expenses related to the sale of the Hutchins tire facility.

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

As of June 30, 2015, we had a working capital deficiency of approximately $4.9 million, which includes notes payable to a stockholder of roughly $1.1 million (notes currently in default), notes payable to related parties of approximately $828,900, a liability of approximately $254,900 for waste tire shred removal and cleanup costs at the tire processing and storage facility, and an unpaid payroll liability to former officers of the Company of approximately $500,000.

During the six months ended June 30, 2015, the Company received loan proceeds of $18,600from related parties to help with working capital.

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

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2015, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is our principal executive and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Interim Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2015. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of June 30, 2015, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, the Company has an obligation to issue approximately 10,000 shares of its restricted common stock to an investor.  The accompanying unaudited condensed consolidated balance sheets reflect an accrual of approximately $5,000 for these unissued shares as of June 30, 2015.

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

VISTA INTERNATIONAL TECHNOLOGIES, INC.

Date: August 19, 2015	By:	/s/ Timothy D Ruddy
Timothy D Ruddy
Interim Chief Executive Officer and Principal Accounting Officer

Date: August 19, 2015	By:	/s/ Thomas P. Pfisterer
Thomas P. Pfisterer
Chief Financial Officer